Form 10-Q
period 1995-01-28
NORSTAN INC
filed 1995-03-13
CIK 72418

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


       (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 28, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         --------------  -------------

                          Commission File Number 0-8141


                                  NORSTAN, INC.
        -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  MINNESOTA                            41-0835746
        -------------------------------          ------------------------
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)            Identification No.)


          6900 WEDGWOOD ROAD, SUITE 150, MAPLE GROVE, MINNESOTA  55311
        -----------------------------------------------------------------


                                612/420-1100
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .  No      .
   ------     ------
On March 6, 1995, there were 4,215,412 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

     PART 1.  FINANCIAL INFORMATION

     ITEM 1.

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                    (In thousands, except per share amounts)

                                                           Three Months Ended         Nine Months Ended
                                                         ------------------------   ------------------------
                                                         January 28,  January 29,   January 28,  January 29,
                                                            1995         1994           1995        1994
                                                         -----------  -----------   -----------  -----------
REVENUES:
  Sale of products and systems                            $45,203      $29,862       $119,941      $ 85,579
  Telecommunications services                              28,207       25,205         85,749        73,531
  Financial services                                        1,202        1,151          3,744         3,220
                                                          -------      -------       --------      --------
     Total revenues                                        74,612       56,218        209,434       162,330
                                                          -------      -------       --------      --------

COST OF SALES:
  Products and systems                                     33,374       21,711         89,500        61,184
  Telecommunications services                              18,228       15,386         53,999        44,798
  Financial services                                          589          471          1,718         1,267
                                                          -------      -------       --------      --------
    Total cost of sales                                    52,191       37,568        145,217       107,249
                                                          -------      -------       --------      --------

GROSS MARGIN                                               22,421       18,650         64,217        55,081
  Selling, General &
    Administrative Expenses                                18,897       15,767         54,912        47,325
                                                          -------      -------       --------      --------

OPERATING INCOME                                            3,524        2,883          9,305         7,756
  Interest Expense                                           (406)        (189)        (1,122)         (607)
  Interest and Other Income
    (Expense), Net                                             -            32             54           (83)
                                                          -------      -------       --------      ---------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE AND
  PROVISION FOR INCOME TAXES                                3,118        2,726          8,237         7,066
    Provision for Income Taxes                              1,247        1,118          3,295         2,897
                                                          -------      -------       --------      --------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                      1,871        1,608          4,942         4,169
    Cumulative Effect of Change in
     Accounting for Income Taxes                               -            -              -           (375)
                                                          -------      -------       --------      --------

NET INCOME                                                $ 1,871      $ 1,608       $  4,942      $  3,794
                                                          -------      -------       --------      --------
                                                          -------      -------       --------      --------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:
    Income before Cumulative Effect of
     Accounting Change                                    $   .43      $   .38       $   1.14      $    .99
    Cumulative Effect of Change in
     Accounting for Income Taxes                               -            -              -           (.09)
                                                          -------      -------       --------      --------
INCOME PER SHARE                                          $   .43      $   .38       $   1.14      $    .90
                                                          -------      -------       --------      --------
                                                          -------      -------       --------      --------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                        4,371        4,268          4,348         4,228
                                                          -------      -------       --------      --------
                                                          -------      -------       --------      --------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                       January 28,   April 30,
                                                          1995         1994
                                                       -----------   ---------
                                                       (Unaudited)   (Audited)
ASSETS

CURRENT ASSETS:
    Cash                                                 $  1,192     $    755
    Accounts receivable, net of allowances for
      doubtful accounts of $1,077 and $685                 49,970       43,255
    Current lease receivables                              14,284       14,245
    Inventories                                            15,099       11,766
    Costs and estimated earnings in excess of
      billings of $12,751 and $14,731                      13,982       15,040
    Prepaid income taxes                                    3,134        2,835
    Prepaid expenses, deposits and other                    2,704        1,777
                                                         --------     --------
      TOTAL CURRENT ASSETS                                100,365       89,673
                                                         --------     --------


PROPERTY AND EQUIPMENT:
    Furniture, fixtures and equipment                      59,229       50,768
    Less-accumulated depreciation
      and amortization                                    (32,855)     (26,573)
                                                         --------     --------
      NET PROPERTY AND EQUIPMENT                           26,374       24,195
                                                         --------     --------


OTHER ASSETS:
    Lease receivables, net of current maturities           27,804       27,697
    Franchise rights and other intangible assets,
      net of amortization of $3,287 and $2,893              7,923        7,658
    Other                                                     569          439
                                                         --------     --------
      TOTAL OTHER ASSETS                                   36,296       35,794
                                                         --------     --------
                                                         $163,035     $149,662
                                                         --------     --------
                                                         --------     --------


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                          January 28,   April 30,
                                                              1995         1994
                                                          -----------   ---------
                                                          (Unaudited)   (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                  $    227      $    229
    Current maturities of discounted lease rentals          12,478        11,470
    Accounts payable                                        14,862        13,951
    Accrued-
      Salaries and wages                                     9,192         9,081
      Deferred revenue                                      15,789        13,582
      Warranty costs                                         1,791         1,501
      Other liabilities                                      3,762         3,907
    Income taxes payable                                       434             -
    Billings in excess of costs and estimated
      earnings of $10,665 and $6,092                         4,579         2,991
                                                          --------      --------
       TOTAL CURRENT LIABILITIES                            63,114        56,712
                                                          --------      --------


LONG-TERM DEBT, net of current maturities                   18,970        18,218

DISCOUNTED LEASE RENTALS, net of current maturities         18,591        18,845

DEFERRED INCOME TAXES                                        8,418         8,229
                                                           -------      --------

SHAREHOLDERS' EQUITY:
    Common stock - $.10 par value;
      20,000,000 authorized shares;
      4,212,312 and 4,070,792 shares
     issued and outstanding                                    421           407
    Capital in excess of par value                          25,583        24,132
    Retained earnings                                       29,366        24,423
    Unamortized cost of stock compensation                    (162)         (291)
    Foreign currency translation adjustments                (1,266)       (1,013)
                                                          --------      --------
        TOTAL SHAREHOLDERS' EQUITY                          53,942        47,658
                                                          --------      --------
                                                          $163,035      $149,662
                                                          --------      --------
                                                          --------      --------


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED
                                 (In thousands)

                                                             Nine Months Ended
                                                          ------------------------
                                                          January 28,  January 29,
                                                             1995         1994
                                                          -----------  -----------
OPERATING ACTIVITIES:
Net income                                                $  4,942     $  3,794
Adjustments to reconcile net income to net
  cash provided by operating activities-
    Depreciation and amortization                            7,585        6,046
    Deferred income taxes                                     (110)        (504)
    Cumulative effect of change in accounting
     for income taxes                                            -          375
    Changes in operating items,
      net of effects from acquisition:
        Accounts receivable                                 (6,183)       1,380
        Inventories                                         (3,013)      (6,412)
        Costs and estimated earnings in excess
          of billings                                        1,041       (4,749)
        Prepaid expenses, deposits and other                  (903)        (944)
        Accounts payable                                       163        1,817
        Accrued liabilities                                  2,175           64
        Billings in excess of costs and estimated
          earnings                                           1,599         (135)
        Income taxes payable                                   715        1,166
                                                          --------     --------
            Net Cash Provided By
            Operating Activities                             8,011        1,898
                                                          --------     --------
INVESTING ACTIVITIES:
    Cash paid for acquisition                                 (726)           -
    Additions to property and equipment, net                (8,944)      (5,063)
    Investment in lease contracts                          (12,758)     (15,656)
    Collections from lease contracts                        12,535       10,357
    Other, net                                                 (99)          38
                                                          --------     --------
          Net Cash Used For Investing
            Activities                                      (9,992)     (10,324)
                                                          --------     --------
FINANCING ACTIVITIES:
    Repayment of short-term debt                              (424)           -
    Borrowings under revolving credit agreements            89,660       77,665
    Repayments under revolving credit agreements           (88,815)     (75,898)
    Repayments of long-term debt                               (95)        (145)
    Borrowings on discounted lease rentals                   9,059       12,791
    Repayments of discounted lease rentals                  (8,273)      (6,679)
    Repurchase of common stock                                   -          (41)
    Proceeds from sale of common stock                       1,309        1,362
                                                          --------     --------
          Net Cash Provided By Financing Activities          2,421        9,055
                                                          --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (3)           4
                                                          --------     --------
NET INCREASE IN CASH                                           437          633
CASH, BEGINNING OF PERIOD                                      755        1,219
                                                          --------     --------
CASH, END OF PERIOD                                       $  1,192     $  1,852
                                                          --------     --------
                                                          --------     --------


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 28, 1995

                                    UNAUDITED


The information furnished in this report is unaudited and reflects all adjustments, which are normal recurring adjustments, and which in the opinion of management, are necessary to present fairly the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. This report should be read in conjunction with the Company's most recent "Annual Report on Form 10-K."

PRINCIPLES OF CONSOLIDATION -

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY -

For the Company's foreign operations, assets and liabilities are translated at exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders' equity.

NORSTAN FINANCIAL SERVICES, INC. (NFS) -

NFS provides financing for customers of the Company. Leases are accounted for as sales-type leases for consolidated financial reporting purposes. Condensed unaudited statements of operations of NFS are as follows (in thousands):

                                            Nine Months Ended
                                         -----------------------
                                         January 28,  January 29,
                                            1995         1994
                                         ----------   ----------
     Revenues                              $ 3,514     $ 3,112

     Interest expense                       (1,526)     (1,196)

     Other expenses                           (920)     (1,227)
                                           -------     -------

       Income before provision
       for income taxes                      1,068         689

     Provision for income taxes               (427)       (282)
                                           -------     -------

       Net income                          $   641     $   407
                                           -------     -------
                                           -------     -------

SUPPLEMENTAL CASH FLOWS INFORMATION -

Supplemental disclosure of cash flows information is as follows (in thousands):

                                                     Nine Months Ended
                                                  -----------------------
                                                  January 28,  January 29,
                                                     1995         1994
                                                  ----------   ----------
     Cash paid for:

       Interest                                    $2,733       $1,840

       Income taxes                                 2,553        2,176

ACCOUNTING FOR INCOME TAXES -

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Company adopted SFAS No. 109 as of May 1, 1993 and recorded a $375,000 charge to consolidated net income in fiscal year 1994 for the cumulative effect of the change in method of accounting for income taxes.

STOCK OFFERING -

Effective November 16, 1994, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission to register an anticipated offering of up to 1,000,000 shares of common stock (excluding an over-allotment option of up to 150,000 shares to be granted to the underwriters). Due to a decline in the market, this registration statement was withdrawn from the Securities and Exchange Commission effective January 10, 1995. During the quarter ended January 28, 1995, the Company recorded approximately $200,000 in expenses associated with this equity offering.

ACQUISITION -

In November 1994, the Company acquired certain assets and assumed certain liabilities of Toronto-based Renaissance Investments Ltd. Renaissance, a technology planning and integration services company, specializes in local and wide area networks and graphical user interfaces, and has been operating under the name of Renaissance Connects since 1990. The purchase price of the assets was approximately $726,000, plus certain incentive payments contingent upon the future operating performance of the acquired business. In addition, the Company repaid approximately $424,000 of short-term bank obligations assumed in this acquisition.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

During the quarter ended January 28, 1995, the Company's net income improved compared to the quarter ended January 29, 1994, increasing 16.4% to $1,871,000, or $.43 per common share, compared to $1,608,000, or $.38 per common share. For the nine month period ended January 28, 1995, the Company's net income was $4,942,000, or $1.14 per common share, compared to $3,794,000 or $.90 per common share, for the same period last year. On May 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result, the Company recorded a one-time charge of $375,000, or $.09 per share, in fiscal year 1994 for the cumulative effect of the change in method of accounting for income taxes.

RESULTS OF OPERATIONS

The Company's revenues consist of revenues from the sales of products and systems, telecommunications services and financial services. Revenues from the sale of products and systems result from the sale of new products and upgrades, as well as refurbished equipment. Revenues from telecommunications services result primarily from communications maintenance services, moves, adds and changes and long distance service. Financial services revenues result primarily from leasing activities. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                           DOLLAR AMOUNTS AS A                            DOLLAR AMOUNTS AS A
                                          PERCENTAGE OF REVENUES       PERCENTAGE        PERCENTAGE OF REVENUES        PERCENTAGE
                                            Three Months Ended          INCREASE           Nine Months Ended            INCREASE
                                       ----------------------------  ----------------  ----------------------------  -------------
                                         January 28,   January 29,        Fiscal         January 28,   January 29,       Fiscal
                                           1995          1994          1995 VS 1994         1995          1994        1995 VS 1994
                                       -------------  -------------  ----------------  -------------  -------------  -------------
REVENUES:

   Sales of Products and Systems           60.6%          53.1%            51.4%           57.3%          52.7%          40.2%
   Telecommunications Services             37.8%          44.8%            11.9%           40.9%          45.3%          16.6%
   Financial Services                       1.6%           2.1%             4.4%            1.8%           2.0%          16.3%
                                       -------------  -------------                    -------------  -------------

     Total Revenues                       100.0%         100.0%            32.7%          100.0%         100.0%          29.0%

COST OF SALES                              69.9%          66.8%            38.9%           69.3%          66.1%          35.4%
                                       -------------  -------------                    -------------  -------------

GROSS MARGIN                               30.1%          33.2%            20.2%           30.7%          33.9%          16.6%

"SELLING, GENERAL & ADMINISTRATIVE"
   EXPENSES                                25.4%          28.1%            19.9%           26.2%          29.1%          16.0%
                                       -------------  -------------                    -------------  -------------

OPERATING INCOME                            4.7%           5.1%            22.2%            4.5%           4.8%          20.0%

   Interest Expense                       ( 0.5% )       ( 0.3% )         114.8%          ( 0.5% )       ( 0.4% )        84.8%
   Other, Net                                 -              -               -                -              -              -
                                       -------------  -------------                    -------------  -------------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE AND
  PROVISION FOR INCOME TAXES                4.2%           4.8%            14.4%            4.0%           4.4%          16.6%

      Provision for Income Taxes            1.7%           2.0%            11.5%            1.6%           1.8%          13.7%
                                       -------------  -------------                    -------------  -------------


INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                      2.5%           2.8%            16.4%            2.4%           2.6%          18.5%
                                       -------------  -------------                    -------------  -------------
                                       -------------  -------------                    -------------  -------------

The following table sets forth, for the periods indicated, the gross margin percentages for sales of products and systems, telecommunications services and financial services.

                                             Three Months Ended                             Nine Months Ended
                                       ---------------------------------            ---------------------------------
                                         January 28,       January 29,                January 28,       January 29,
                                            1995              1994                       1995              1994
                                       ---------------  ----------------            ---------------  ----------------
GROSS MARGIN PERCENTAGES
  Sales of Products and Systems            26.2%              27.3%                      25.4%            28.5%
  Telecommunications Services              35.4%              39.0%                      37.0%            39.1%
  Financial Services                       51.0%              59.1%                      54.1%            60.7%

RESULTS OF OPERATIONS.

          REVENUES. Revenues increased 32.7%, to $74,612,000 for the quarter ended January 28, 1995 as compared to $56,218,000 for the similar period last year. For the nine months ended January 28, 1995, revenues increased 29.0%, to $209,434,000 as compared to $162,330,000 for the same period last year. Sales of products and systems increased $15,341,000, or 51.4% and $34,362,000, or 40.2% in the comparable three and nine month periods ended January 28, 1995, respectively, as a result of demand for the Company's telephone systems as well as increased demand for the Company's newer product offerings. During the nine months ended January 28, 1995 as compared to the nine months ended January 29, 1994, bookings of videoconferencing products increased 70%, bookings of call processing products increased 38% and bookings of telephone systems increased 13%. As part of the Company's efforts to broaden its product line to provide integrated communications solutions to its customers, management's strategy is to continue to shift the Company's product mix to newer products such as call processing and videoconferencing equipment.

          Revenues from telecommunications services increased $3,002,000, or 11.9% and $12,218,000, or 16.6% in the comparable three and nine month periods ended January 28, 1995, respectively. Revenues from telecommunications services have increased following the growth in the sales of telecommunications products and systems in fiscal 1994 and 1993.

          Revenues from financial services increased $51,000, or 4.4% and $524,000, or 16.3% in the comparable three and nine month periods ended January 28, 1995. This resulted as the Company's net lease receivables increased to $42,088,000 at January 28, 1995 as compared to $36,447,000 at January 29, 1994.

          GROSS MARGIN. The Company's gross margin increased $3,771,000, or 20.2%, to $22,421,000 for the three months ended January 28, 1995 as compared to $18,650,000 for the three months ended January 29, 1994. For the nine month period ended January 28, 1995, gross margin increased $9,136,000, or 16.6%, to $64,217,000 as compared to $55,081,000 for the nine months ended January 29, 1994. As a percent of total revenues, gross margin declined to 30.1% and 30.7% for the three and nine month periods ended January 28, 1995 as compared to 33.2% and 33.9% for the three and nine month periods ended January 29, 1994. The decrease in the gross margin percentage in fiscal 1995 is a result of market conditions, as well as the changing mix of products which results from the Company's expanded line of product offerings. The Company expects its gross margin, as a percentage of total revenues, for the remainder of fiscal 1995 to continue to be lower than fiscal 1994.

          Gross margin as a percent of revenues for the sale of products and systems was 26.2% and 25.4% for the three and nine month periods ended January 28, 1995 as compared to 27.3% and 28.5% for the comparable periods ended January 29, 1994. These decreases are primarily the result of market conditions and the Company's changing mix of products.

          Gross margin as a percent of revenues for telecommunications services was 35.4% and 37.0% for the three and nine month periods ended January 28, 1995 as compared to 39.0% and 39.1% for the comparable periods ended January 29, 1994. These decreases result primarily from changes in the mix of services and decreased margins applicable to long distance services.

          Gross margin as a percent of revenues for financial services was 51.0% and 54.1% for the three and nine month periods ended January 28, 1995 as compared to 59.1% and 60.7% for the three and nine month periods ended January 29, 1994. These decreases result primarily from increased borrowing costs in a rising interest rate environment.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3,130,000, or 19.9% for the quarter ended January 28, 1995 as compared to the quarter ended January 29, 1994. For the nine months ended January 28, 1995, selling, general and administrative expenses increased $7,587,000, or 16.0% as compared to the similar period last year. These increases resulted primarily from increased expenses necessary to support the increased revenues. As a percent of revenues, selling, general and administrative expenses declined to 25.4% and 26.2% for the three and nine month periods ended January 28, 1995 as compared to 28.1% and 29.1% for the similar periods ended January 29, 1994. These decreases in selling, general and administrative expenses as a percent of revenues resulted from volume related efficiencies, as sales volume increased without a proportional increase in expenses. The Company expects its selling, general and administrative expenses, as a percent of revenues, for the remainder of fiscal 1995 to continue to be lower than fiscal 1994, although there can be no assurance that this trend will continue.

          OPERATING INCOME. Operating income increased $641,000, or 22.2%, to $3,524,000 for the quarter ended January 28, 1995 as compared to $2,883,000 for the quarter ended January 29, 1994. For the nine months ended January 28, 1995, operating income increased $1,549,000, or 20.0%, to $9,305,000, as compared to $7,756,000 for the similar period last year. These increases resulted primarily from increased overall sales volume and improved performance by the Company's Canadian operations. As a percent of revenues, operating income declined to 4.7% and 4.5% for the three and nine month periods ended January 28, 1995 as compared to 5.1% and 4.8% for the similar periods ended January 29, 1994. These decreases resulted from a decline in the Company's gross margin as a percent of revenue, which was partially offset by selling, general and administrative expense efficiencies. In addition, the Company invested approximately $1,000,000, or 0.5% of revenues, during the first nine months of fiscal 1995 in the start-up of its cabling and data communications businesses.

          OTHER COSTS AND EXPENSES. Interest expense increased to $406,000 and $1,122,000 for the three and nine month periods ended January 28, 1995 as compared to $189,000 and $607,000 for the similar periods ended January 29, 1994. These increases resulted primarily from increased overall borrowing requirements and the rising interest rate environment. Average month end revolving credit balances (excluding amounts borrowed to finance NFS leasing activities) were approximately $21,000,000 for the nine months ended January 28, 1995 as compared to approximately $14,400,000 for the nine months ended January 29, 1994.

          The Company's effective tax rate was 40% for the three and nine month periods ended January 28, 1995 as compared to an effective tax rate of 41% for the similar periods ended January 29, 1994. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes. The provisions for income tax have been recorded based upon management's estimate of the annualized effective tax rate.

          INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Income before the cumulative effect of the change in accounting for income taxes was $1,871,000, or $.43 per common share, and $1,608,000, or $.38 per common share, for the quarters ended January 28, 1995 and January 29, 1994. Income before the cumulative effect of the change in accounting for income taxes was $4,942,000, or $1.14 per common share, and $4,169,000, or $.99 per common share, for the nine month periods ended January 28, 1995 and January 29, 1994.

          ACCOUNTING CHANGE. On May 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result, the Company recorded a one-time charge of $375,000, or $.09 per share, in the first quarter of fiscal 1994 for the cumulative effect of the change in method of accounting for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL. Working capital increased to $37,251,000 at January 28, 1995 from $32,961,000 at April 30, 1994. The current ratio was 1.59 to 1.0 as of January 28, 1995 as compared to 1.58 to 1.0 as of April 30, 1994. Net cash provided by operating activities was $8,011,000 for the nine months ended January 28, 1995. For the nine months ended January 28, 1995, net income of $4,942,000, depreciation and amortization of $7,585,000, decreased costs and estimated earnings in excess of billings of $1,041,000, increased accrued liabilities of $2,175,000 and increased billings in excess of costs and estimated earnings of $1,599,000, more than offset increased accounts receivable of $6,183,000 and increased inventories of $3,013,000. For the nine months ended January 28, 1995, the general increase in balance sheet items resulted from increased business activity and revenues over the prior period.

          CAPITAL RESOURCES. In October 1994, the Company entered into a $35,000,000 unsecured revolving long-term credit agreement with certain banks. Under this agreement, the total credit facility of $35,000,000 is reduced by $750,000 per fiscal quarter effective January, 1995. As of January 28, 1995, the total capacity of the credit facility was $34,250,000. Borrowings under this agreement are due May 2, 1998 and bear interest at a bank's reference rate (8.50% and 6.75% at January 28, 1995 and April 30, 1994, respectively), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the bank's reference rate. The Company is able to borrow up to $15,000,000 of this credit facility in the form of commercial paper. In addition, Norstan Financial Services, Inc. (NFS) is able to borrow up to $8,000,000 of this facility from Norstan, Inc. Total consolidated borrowings under this agreement were $18,970,000 and $18,125,000 at January 28, 1995 and April 30, 1994, respectively. There were no borrowings on the account of NFS at January 28, 1995, as compared to $431,000 borrowed on the account of NFS at April 30, 1994. Borrowings by the Company in fiscal 1995 and 1994 have been for working capital and general corporate purposes, to invest in property and equipment, as well as to borrow funds for NFS, while borrowings for NFS have been used to invest in additional lease contracts.

          Capital expenditures for the nine months ended January 28, 1995 were $8,944,000 as compared to $5,063,000 for the similar period last year. These expenditures were primarily for telecommunications equipment used as spare parts, computer equipment and facility expansion. The Company has also made a significant investment in lease contracts with its customers. The investment made in lease contracts totaled $12,758,000 for the nine months ended January 28, 1995 as compared to $15,656,000 for the similar period last year. Net lease receivables increased to $42,088,000 at January 28, 1995 as compared to $41,942,000 at April 30, 1994.

          Norstan Financial Services, Inc. (NFS) and Norstan Canada Inc. utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10%, and payments are generally due in varying monthly installments through October 2000. Payments due financial institutions on a monthly basis are made from monthly collections of lease receivables from customers.

          Discounted lease rentals as of January 28, 1995 and April 30, 1994 consisted of the following (in thousands):

                                   January 28,    April 30,
                                      1995          1994
                                   -----------    ---------
  Nonrecourse borrowings             $28,001       $25,918
  Recourse borrowings                  3,068         4,397
                                     -------       -------
  Total discounted lease rentals      31,069        30,315
     Less-current maturities         (12,478)      (11,470)
                                     -------       -------
                                     $18,591       $18,845
                                     -------       -------
                                     -------       -------

          In addition to the recourse as described previously, recourse to Norstan, Inc. relative to discounted lease rentals was limited to $1,004,000 as of January 28, 1995 and $782,000 as of April 30, 1994.

          Effective November 16, 1994, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission to register an anticipated offering of up to 1,000,000 shares of common stock (excluding an over-allotment option of up to 150,000 shares to be granted to the underwriters). Due to a decline in the market, this registration statement was withdrawn from the Securities and Exchange Commission effective January 10, 1995.

          Management of the Company believes that a combination of cash to be generated from operations, existing bank facilities and available borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing or the sale of equity or other securities.

Part II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          Exhibit 10. Employment Agreement between Norstan, Inc. and Max Mayer.

          Exhibit 11.  Statement Regarding Computation of Earnings Per Share.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        [ta]NORSTAN, INC.
                                        ---------------------------------
                                        Registrant



Date:  March 13, 1995                   By  /s/ Paul Baszucki
                                           ------------------------------
                                           Paul Baszucki
                                           Vice Chairman of the Board
                                           and Chief Executive Officer


Date:  March 13, 1995                   By  /s/ Richard Cohen
                                           ------------------------------
                                           Richard Cohen
                                           Vice Chairman of the Board
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)