Form 10-K405
period 1995-04-30
NORSTAN INC
filed 1995-07-28
CIK 72418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 1995
                                       OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8141

                                  NORSTAN, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Minnesota                                    41-0835746
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    identification No.)

605 North Highway 169, Twelfth Floor, Plymouth, Minnesota   55441
- --------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

The Company's telephone number, including area code:  612-420-1100

Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:

                Shares of Common Stock (par value $.10 per share)
                          Common Stock Purchase Rights
- --------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                          -----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Yes   X     No
                  -----      -----

As of June 26, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the NASDAQ National Market System was $59,674,338.

As of June 26, 1995, there were outstanding 4,220,541 shares of the registrant's common stock, par value $.10 per share, its only class of equity securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            Market Trends. . . . . . . . . . . . . . . . . . . . . . . . .   2
            Competitive Strengths. . . . . . . . . . . . . . . . . . . . .   3
            Growth Strategy. . . . . . . . . . . . . . . . . . . . . . . .   4
            Products and Services. . . . . . . . . . . . . . . . . . . . .   5
            Acquisitions . . . . . . . . . . . . . . . . . . . . . . . . .   8
            Marketing and Sales. . . . . . . . . . . . . . . . . . . . . .   8
            Customers and Customer Service . . . . . . . . . . . . . . . .   9
            Suppliers:  Relationship with ROLM . . . . . . . . . . . . . .   9
            Backlog. . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
            Competition. . . . . . . . . . . . . . . . . . . . . . . . . .  10
            Canadian Operations. . . . . . . . . . . . . . . . . . . . . .  10
            Government Regulation. . . . . . . . . . . . . . . . . . . . .  11
            Employees. . . . . . . . . . . . . . . . . . . . . . . . . . .  11
            General. . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  13
Item 4.   Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . . . . . .  13


PART II
Item 5.   Market for the Company's Common Equity and
            Related Stockholder Matters. . . . . . . . . . . . . . . . . .  14
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . .  15
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
          Operations for the Fiscal Years 1995,
            1994, and 1993 . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . .  21
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . . . . .  40


PART III
Item 10.  Directors and Executive Officers of
            the Registrant . . . . . . . . . . . . . . . . . . . . . . . .  40
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .  40
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . . . . . . . . . .  40
Item 13.  Certain Relationships and Related Transactions . . . . . . . . .  40


PART IV
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .  41


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

                                     PART I


Item 1.  BUSINESS.

     Norstan is a full service communications systems integrator providing voice, video, data and image communications solutions to customers primarily in 18 states and throughout Canada. The Company was incorporated in 1960 as a Minnesota corporation. Norstan Communications, Inc. (NCI) (formerly Norstan Communications Systems, Inc.) was incorporated in 1974. Norstan Financial Services, Inc. (NFS) (formerly Norstan Financial Corporation) was incorporated in 1979. Norstan/Electronic Engineering Company was incorporated in 1985 and merged into NCI in December 1988. Norstan/Communication Consultants, Inc. (N/CCI) was incorporated in 1988 and merged into NCI in May of 1990. Norstan Network Services, Inc. (NNS) was incorporated in 1991. Norstan Network Services, Inc. of New Hampshire and Norstan Canada Inc. (NCDA) were incorporated in 1992.

     Norstan entered the communications business in 1973, has been a distributor of Siemens ROLM Communications, Inc. (ROLM) communications equipment since 1976 and has historically derived a substantial majority of its revenues from the sale of telephone systems, communications maintenance services and moves, adds and changes, which are modifications to customers' communications systems. In recent years, the Company has expanded the array of products and services it provides to include those of Aspect Telecommunications Corporation ("Aspect"), Compression Labs, Incorporated ("Compression Labs"), Sprint Communications Company L.P. ("Sprint"), Octel Communications Corporation ("Octel") and others.

     In addition to providing the equipment and related support required for a specific installation, Norstan offers a variety of services, including communications maintenance services, moves, adds and changes, leasing, long distance service, management of customers' communications needs through outsourcing agreements and data communications integration. These services, which provide the Company with an important source of recurring revenue, were approximately 43% of the Company's total revenues for fiscal 1995.

     Norstan's marketing strategy is to increase sales to its existing customer base by capturing a larger portion of each customer's communications requirements. Generally, the first product sold to a customer is a telephone system. Upon selling a system, Norstan's sales representatives typically sign the customer to a service contract. Norstan believes the high quality of its customer service supports ongoing marketing efforts, as satisfied customers are more likely to choose Norstan to supply additional communications products and services. In order to focus marketing efforts effectively, Norstan's sales representatives strive to understand each customer's business, enabling them to recommend communications solutions that improve the flow of information and productivity. For example, a sales representative may recommend voice messaging and videoconferencing equipment to expand communications channels, reduce dependence on support personnel and reduce the need for costly travel. For customers with a high volume of calls, Norstan may recommend interactive voice response products, which allow customers to access information via a touch tone telephone, or sophisticated call centers which interface with the customer's computer system and direct calls automatically to available personnel. For those customers who wish to avoid the complexity and training required to operate and maintain their own communications system and the technology risk associated with owning communications equipment, Norstan provides complete communications outsourcing services.

     The Company focuses its sales efforts on customer locations with 100 or more users and those customers with complex communications requirements. The Company's wide array of products and services enables it to offer single source solutions to customers' communications needs. Current customers of the Company include BP America Inc., Best Buy Co., Inc., Blue Cross/Blue Shield of Minnesota, Iowa, New Mexico and Arizona, First Bank System, Inc., Manulife Financial, 3M Company, Harley-Davidson, Inc., as well as various hospitals and a number of government agencies in Minnesota, Iowa, Wisconsin, Ohio, Arizona and other states and provinces.

MARKET TRENDS

     Norstan believes that as markets become more global, information driven and competitive, businesses are placing an increasing emphasis on rapid and comprehensive communications technology to improve employee productivity and customer service. As a result, businesses are looking to a variety of new technologies to enhance the performance of their communications systems and to increase the speed, accuracy and availability of information. Norstan believes that several trends contribute to a favorable market outlook for communications systems integrators offering a broad range of products and services such as those offered by the Company:

  - REBOUNDING MARKET FOR PBX TELEPHONE SYSTEMS. According to Northern Business Information, an industry research firm, the United States market for private branch exchange ("PBX") telephone systems declined from $3.1 billion to less than $1.8 billion between 1988 and 1991. Over this same period, the average price per telephone line fell from an estimated $524 to $381, while the number of lines shipped declined from 5.9 million to 4.6 million. These declines resulted primarily from improvements in digital technology and corresponding price reductions, economic weakness and increased competition for a declining number of lines installed. In contrast, the United States PBX market rebounded between 1991 and 1994 to over $2.2 billion, representing an increase in the number of lines shipped from 4.6 million to over 5.3 million and an increase in the average price per line to $411. This growth resulted from improved economic conditions and new communications technologies which required the support of new PBX systems. Northern Business Information projects the market for PBX telephone systems will grow at a compound annual rate of 5.9% to approximately $2.6 billion in 1997, representing an increase in the number of lines installed to over 6.2 million and an increase in the average price per line to $419.


  - GROWTH OF NEW COMMUNICATIONS PRODUCTS AND MARKETS. Over the past several years, a variety of new communications technologies has emerged which enhance the capabilities of traditional telephone systems. Manufacturers, such as Aspect, Computer Communications Systems, Compression Labs and Octel have introduced products, including call centers, voice response units, videoconferencing systems and voice messaging products, that improve the performance and efficiency of communications systems. Industry sources expect the number of communications technologies to continue to grow. The United States market for call processing equipment, including call centers, voice messaging and interactive voice response products, was estimated at $4.8 billion in 1995 and is projected to grow at a compound annual rate of 12.5% between 1995 and 1997. Further, the North American Telecommunications Association estimates that the market for videoconferencing products in which the Company competes was approximately $2.2 billion in 1995 and is projected to grow at a compound annual rate of 47.3% between 1995 and 1997.

  - CONVERGENCE OF VOICE, VIDEO, DATA AND IMAGE MARKETS. Since the introduction of local and wide area computer networks, the market for data communications has grown rapidly and comprises a growing portion of the overall communications market. The data communications market was estimated at $23.1 billion in 1995 and is projected to grow at a compound annual rate of 14.8% between 1995 and 1997. As the prevalence of computer networks continues to increase and voice, video, data and image are increasingly transmitted in a digital format using the same networks, Norstan believes that demand for services related to the integration of data and voice networks will increase.

  - INCREASING COMPLEXITY OF MANAGING COMMUNICATIONS SYSTEMS. Management believes businesses are increasingly turning to communications systems integrators who are capable of providing a single point of contact for communications needs. As the number and complexity of communications technologies grow, United States businesses have increasingly sought to narrow their vendor base to those who offer a broad range of communications products and services, which has led to consolidation among such vendors.

COMPETITIVE STRENGTHS

     The Company believes it possesses and is developing a number of competitive strengths that will help it achieve its goal of becoming one of the premier providers of integrated communications systems solutions in the United States and Canada. These strengths include:

  - ACCESS TO LEADING VOICE, VIDEO, DATA AND IMAGE PRODUCTS AND SERVICES. Norstan maintains relationships with leading communications technology manufacturers and service providers, including ROLM, Aspect, Compression Labs, Sprint and Octel. In addition, through its data communications business, the Company has access to products and services offered by Novell, Inc. ("Novell"), Newbridge Networks, Inc. ("Newbridge"), Bay Networks, Inc. ("Bay Networks"), Compaq Computer Corporation ("Compaq") and Lotus Development Corporation ("Lotus"). Norstan's knowledge of these technologies and ability to remarket, support and integrate them into communications solutions meeting diverse customer requirements, enable the Company to provide its customers with integrated approaches to solving communications issues. Further, Norstan's strong distribution network enhances its access to leading technologies by offering a low cost distribution alternative for established manufacturers, as well as for manufacturers that lack the critical mass necessary to establish a direct sales force in specific markets.

  - INDEPENDENT SINGLE SOURCE SUPPLIER. Unlike companies that manufacture communications equipment, Norstan's independence permits it to select products on the basis of merit and to distribute a wide range of products from a number of manufacturers. This independence also enables Norstan to respond quickly to changing customer needs by taking advantage of new technologies as they become available, without incurring product development risk.

  - CUSTOMER SERVICE. Norstan is committed to providing a high level of customer service by exceeding its customers' expectations. Customer satisfaction surveys, conducted by an outside firm contracted by Norstan, indicate that 94% of Norstan's customers are satisfied with the overall service and support they receive. This level of satisfaction has steadily increased, rising from 86% in 1988 to the current level.

     The Company coordinates its customer service response through three remote diagnostic and dispatch centers which handle over 200,000 service calls per year.

  - DISTRIBUTION AND INTEGRATION EXPERTISE. Norstan believes it has access to an array of leading communications products and is continuing to develop the internal expertise necessary to provide communications products and services on an integrated basis. The availability of distribution rights for many communications products, such as PBX systems and call centers, is limited, making it difficult for many communications systems integration companies to offer the range of products and services that Norstan offers. In addition, the capital and training requirements necessary to offer such products and services on an integrated basis are substantial. Norstan believes that its access to leading products, established distribution network and large customer base, together with its continuing development of communications systems integration expertise, have positioned the Company to expand the portion of its revenues derived from the integration of communications products and services.

GROWTH STRATEGY

     Norstan has formulated a growth strategy intended to capitalize on its competitive strengths. This growth strategy is focused on the following elements:

  - INCREASE SALES TO EXISTING CUSTOMERS. Norstan has a large installed customer base, including approximately six thousand customer locations covered by service contracts. This base provides Norstan with the opportunity to capture an increasing portion of each customer's communications requirements. Most customers currently purchase only a portion of the products and services offered by the Company. The cost of selling to existing customers is generally lower than selling to new customers because Norstan already understands the customer's business and communications requirements. Additionally, Norstan's reputation is already established with the customer, thereby enabling Norstan to leverage its high level of customer service and more easily sell new products and services.

  - EXPANSION OF THE INSTALLED BASE BY ATTRACTING NEW CUSTOMERS. Norstan continually works to attract new customers and employs a specialized sales team focused on selling to non-Norstan customers. Norstan believes its portfolio of products and services, expertise in providing turnkey solutions to customers' communications systems requirements and reputation for high quality service enhance the Company's ability to attract new customers.

  - STRATEGIC PARTNERSHIPS. Norstan continues to establish strategic partnerships with both hardware and software manufacturers. These partnerships enable Norstan to expand its range of products and services and help to ensure continued access to new products and technologies. In certain instances, strategic partnerships also enhance Norstan's ability to expand geographically by providing access to customers outside of the markets historically served by Norstan.

  - ACQUISITION STRATEGY. Norstan is actively seeking to acquire complementary businesses that will contribute to the success of Norstan's communications systems integration strategy. Norstan targets communications companies that will provide new skills, products and services and permit expansion of the geographic areas which Norstan serves. These acquisitions will also expand Norstan's customer base, providing additional points of entry for Norstan's communications products and services. See "Acquisitions."

PRODUCTS AND SERVICES

     The Company's core business has historically been the sale of telephone systems, communications maintenance services and moves, adds and changes. From this core business, the Company has expanded its operations and shifted its product mix to incorporate new products and services, including call processing products, long distance services, videoconferencing products, refurbished equipment, cabling, leasing, outsourcing and data integration products and services. This array of products and services allows the Company to provide single source solutions to customers' communications needs.

     TELEPHONE SYSTEMS. Norstan offers a wide variety of private telephone systems. These systems are typically comprised of a telephone switch and individual telephones located at the customer site. A telephone switch is a device that provides the connection between the customer's internal telephone lines and the outside telephone network. The telephone switch, typically owned by the customer, is available in three primary types: PBX, key system and hybrid key system. PBX switches are generally used for installations of more than 100 lines and can accommodate up to several thousand telephone lines. A PBX condenses the number of internal phone lines to a significantly smaller number of outside trunk lines which connect to the telephone network. When an incoming call is received, the PBX switches the call to the appropriate internal telephone extension. When a call is made from within the business, the PBX determines whether the call is an internal call, in which case the PBX switches the call to the appropriate internal telephone extension, or an outgoing call, in which case the PBX directs the call to an open outside line. The PBX also provides a base platform from which the customer's telephone system can be upgraded with features such as voice messaging and caller identification. In contrast to PBX systems, key systems are relatively inexpensive and appropriate for small installations which generally require fewer than 50 lines. Each telephone in a key system displays all outside lines allowing the user to directly select which telephone line to use when making a call. Hybrid key systems share attributes of both PBX systems and key systems and are typically appropriate for installations requiring approximately 50 to 100 lines. Norstan markets approximately 20 models of PBX systems, key systems and hybrid key systems. The Company also offers a number of different telephone models with a variety of features. Telephone systems range in price from approximately $15,000 for a key system with relatively few lines and features to over $1.0 million for the largest, most complex PBX systems. Telephone systems contributed approximately 31% and 35% of total revenues in fiscal 1995 and 1994, respectively.

     COMMUNICATIONS MAINTENANCE SERVICES. Norstan provides service on products it sells in the form of preventative maintenance and service calls. Telephone systems generally require a higher level of ongoing communications maintenance than other products sold by the Company and generate the majority of communications maintenance revenue. The Company coordinates service through three remote diagnostic and dispatch centers located in Cleveland, Minneapolis and Toronto. The Company offers a variety of service contracts intended to meet the differing needs of customers. List prices for Norstan's communications maintenance services range from approximately $25 to $65 per line annually and are based primarily on the capacity and features of the customer's communications system. Communications maintenance services contributed approximately 21% and 25% of total revenues in fiscal 1995 and 1994, respectively.

     MOVES, ADDS AND CHANGES. Norstan performs moves, adds and changes related to its customers' telephone systems. Moves, adds and changes consist of moving telephones to new user locations, adding telephones or expansion cards in a telephone system and changing system and user features. Moves, adds and changes are typically scheduled in advance by customers as compared to communications maintenance service calls which require prompt response. Moves, adds and changes contributed approximately 11% and 10% of total revenues in fiscal 1995 and 1994, respectively.

     CALL PROCESSING. Call processing is comprised of three primary areas: call centers, voice messaging and interactive voice response products. Call centers are complex systems that can process a large number of incoming calls per hour and are used by businesses in applications such as reservation centers, customer support centers and catalog order centers. Call centers utilize a variety of call processing technologies such as interactive voice response products, voice messaging and computer interaction, to maximize the efficiency of a large call-receiving operation. A call center utilizing an interactive voice response product can obtain information from a caller via a touch tone telephone, permitting more detailed information on the caller to be retrieved from a computer database and be available to an agent when answering the call. Norstan offers a variety of call center products manufactured by Aspect, ROLM and Executone which can service from two call-receiving agents to over eight hundred call-receiving agents. Call centers range in price from less than $40,000 to over $1.0 million. Call centers contributed approximately 6% and 5% of total revenues in fiscal 1995 and 1994, respectively.

     Voice messaging enables verbal communications to be sent, stored and retrieved at a later time and from a remote location or forwarded to other parties by using a touch tone telephone. Norstan offers integrated voice messaging products from ROLM and stand alone voice messaging products that are compatible with all major PBX systems from Octel and Applied Voice Technology. Voice messaging products range in price from approximately $20,000 to $60,000. Voice messaging products contributed approximately 6% and 5% of total revenues in fiscal 1995 and 1994, respectively.

     Interactive voice response products allow a caller to access a computer data base to retrieve or input data by using a touch tone telephone.
Interactive voice response products can be utilized in a stand alone application, such as when a caller uses a touch tone telephone to obtain account information from a bank or flight schedules from an airline's automated retrieval system. Interactive voice response products can also be utilized in a call center application to route calls and provide data on the caller based on information input by the caller via a touch tone telephone. Norstan began marketing interactive voice response products in 1991 and currently markets models manufactured by Computer Communication Systems and Intervoice which range in price from approximately $20,000 to $150,000. Interactive voice response products contributed less than 1% of total revenues in both fiscal 1995 and 1994.

     LONG DISTANCE SERVICE. Norstan has provided long distance service since May 1990. Long distance service complements Norstan's other products and contributes to Norstan's ability to provide single source communications systems solutions. The Company entered into a three-year direct resale agreement with Sprint in May 1993, whereby Norstan offers customers a full range of long distance and network services under the Company's private label. In
August 1994, the Company and Sprint negotiated a new agreement which runs through July 1997. Long distance service contributed approximately 5% and 6% of total revenues in fiscal 1995 and 1994, respectively.

     VIDEOCONFERENCING. Videoconferencing allows persons at separate locations to communicate using cameras, video screens, microphones and speakers linked over digital networks. Norstan has distributed videoconferencing equipment manufactured by Compression Labs since July 1991. In addition to distributing Compression Labs' products within a defined geographic region, the Company provides installation and service support nationally for those products. Videoconferencing products range in price from approximately $18,000 to over $100,000. Videoconferencing equipment contributed approximately 4% of total revenues in both fiscal 1995 and 1994.

     REFURBISHED EQUIPMENT. Since 1988, Norstan has engaged in the refurbishment and resale of previously owned ROLM products. In July 1990, the Company and ROLM entered into an agreement to refurbish and resell previously
owned ROLM equipment in the United States.   This agreement was renewed for an
additional three-year period in October 1993. Under the agreement, ROLM pays the Company a fee for refurbishing the equipment and remarketing separate ROLM components, and the Company shares in the profit generated by this program, which includes the profit on sales of refurbished systems by ROLM direct sales offices. All refurbished equipment is certified by ROLM and covered by warranty for up to one year, depending on the type and quantity of equipment purchased. In April 1993, Norstan expanded its refurbished equipment operations to include the purchase, refurbishment and resale of previously owned Northern Telecom equipment. Refurbished equipment operations contributed approximately 4% of total revenues in both fiscal 1995 and 1994.

     CABLING. Cabling is the infrastructure that provides the pathway for telephone systems, local area networks, wide area networks and other communications systems to function. Cabling can be provided on a stand alone basis or in conjunction with other products and services offered by the Company. During fiscal years 1994 and 1995, Norstan expanded its cabling business and, as of April 30, 1995, the Company had eight cabling offices in cities located outside of the traditional geographic areas served by the Company.
Additionally, the Company has entered into cable installation contracts with ROLM to provide cabling services to ROLM customers in seven of these eight cities. Cabling operations contributed approximately 6% and 3% of total revenues in fiscal 1995 and 1994, respectively.

     LEASING. Norstan provides leasing services to enable its customers to finance purchases of communications systems. Lease financing supports the sales process by permitting customized lease structures to meet the needs of customers and eliminating the need for third party financing. By acting as lessor, the Company can typically provide lease terms with greater flexibility than third party financing sources. Norstan also generally provides communications maintenance services for leased equipment. The Company currently has approximately 1,200 leases. At the time of inception, the average lease transaction is approximately $40,000 and has a term of approximately 48 months. The Company financed over $16 million in customer equipment purchases for fiscal 1995. Leasing contributed approximately 2% to the Company's total revenues in both fiscal 1995 and 1994.

     OUTSOURCING. The Company believes that many businesses do not want to dedicate internal resources to manage their communications systems and are therefore contracting with companies who will manage their communications systems through outsourcing agreements. Norstan provides communications equipment and trained personnel to act as a customer's communications systems department, thereby permitting the customer to focus on its primary business. Outsourcing contributed less than 1% of total revenues in both fiscal 1995 and 1994.

     DATA COMMUNICATIONS. In November 1993, Norstan formed a strategic business unit to provide data communications services to customers. Data communications services consist of consulting, design, integration and implementation of local area networks, wide area networks, client/server environments and other data and image communications applications. To support these efforts, Norstan provides products and services offered by Novell, Newbridge, Bay Networks, Compaq and Lotus. In October 1994, Norstan expanded its data communications efforts to include computer telephony integration, which consists of integrating a database or other data system with a telephone system. For example, a call center could be integrated with a database so that when a customer calls a catalog merchant to place an order, that customer's name, address and order history would automatically be retrieved from the database and displayed on the call-receiving agent's computer screen. In November 1994, the Company further expanded its data communication services into Canada. See "Acquisitions" below. Norstan has approximately 50 employees focusing on data communications and is actively recruiting additional employees to continue its expansion into this area. Data communications contributed less than 2% and 1% of total revenues in fiscal 1995 and 1994, respectively.

ACQUISITIONS

     Norstan is actively seeking to acquire complementary businesses that will contribute to the success of Norstan's communications systems integration strategy. On November 30, 1994, the Company acquired substantially all of the assets of Renaissance Investments, Ltd., a technology planning and integration services company based in Toronto, Ontario, specializing in local area networks, wide area networks and graphical user interfaces. The purchase price of this acquisition was approximately $726,000 plus certain incentive payments contingent upon the future performance of the acquired business.

MARKETING AND SALES

     Norstan has approximately 446 sales and marketing personnel within the United States and Canada including 175 sales representatives who focus on either new prospects or selling additional products and services to Norstan's customer base. Included in the sales force are specialists in the areas of videoconferencing, call centers, leasing, long distance service and training. These specialists partner with the sales representatives to provide integrated communications systems solutions for Norstan's customers.

     Norstan's sales representatives and specialists use a comprehensive approach to evaluating each customer's communications needs and implementing solutions. The sales representative begins with a detailed needs analysis of the customer's current and future communications requirements. After determining the customer's needs, Norstan proposes solutions to satisfy current and anticipated requirements. Norstan's operations teams then work with the customer to plan the installation of purchased technologies and identify required training. By planning the precise requirements of each installation, Norstan's specialists are able to install, test and bring new equipment on-line with minimal service interruption. Finally, Norstan provides an ongoing support program tailored to meet the customer's specific application requirements incorporating remote diagnostics, in-field service and support, additional training and help desk support from Norstan's customer support representatives.

     Norstan uses a variety of methods to communicate with customers and prospect for new customers. The Company publishes quarterly newsletters describing available products and services, organizational changes and other company news. Customers also receive product and service updates from Norstan's sales representatives, field technicians and customer support representatives. The Company pursues new customer opportunities through in-person sales calls, telemarketing and advertising. Norstan also regularly receives referrals from equipment manufacturers and customers, as well as unsolicited requests for proposals for products and services.

CUSTOMERS AND CUSTOMER SERVICE

     Norstan focuses its marketing initiatives on customers with 100 or more users and those customers with complex communications requirements. The Company believes that providing service exceeding customers' expectations, or "legendary" customer service, is an important element of its ability to compete effectively in the communications market. Norstan maintains a highly trained force of service technicians, design engineers and customer support representatives who provide on-site and remote service and support. Customer satisfaction surveys, conducted by an outside firm contracted by Norstan, indicate that 94% of Norstan's customers are satisfied with the overall service and support they receive. This level of satisfaction has steadily increased, rising from 86% in 1988 to the current level. Norstan coordinates its customer service response through three remote diagnostics and dispatch centers located in Cleveland, Minneapolis and Toronto. These centers handle over 200,000 service calls per year, approximately 25% of which are addressed remotely. For calls requiring immediate on-site and remote service and support, Norstan promptly dispatches a service technician. Overall, Norstan has approximately 135 employees devoted primarily to providing customer service out of the service centers.

     The Company sells products and services across many industry segments, including banking, government, insurance, health care, manufacturing, publishing, public utilities, transportation and retail. Current customers of the Company include BP America Inc., Best Buy Co., Inc., Blue Cross/Blue Shield of Minnesota, Iowa, New Mexico and Arizona, First Bank System, Inc., Manulife Financial, 3M Company, Harley-Davidson, Inc., as well as various hospitals and a number of government agencies in Minnesota, Iowa, Wisconsin, Ohio, Arizona and other states and provinces. In addition, through an agreement entered into in August 1993 with the Midwest Higher Education Consortium, the Company has agreed to provide certain videoconferencing equipment at specified terms to all state agencies of the states of Illinois, Kansas, Michigan, Minnesota, Missouri, Nebraska, Ohio and Wisconsin. This agreement designates Norstan as a recommended vendor, but does not require any purchases by state agencies. No single customer accounted for more than 5% of the Company's total revenue for fiscal years 1995 and 1994.

SUPPLIERS; RELATIONSHIP WITH ROLM

     Norstan's principal suppliers include ROLM, Aspect, Compression Labs, Sprint and Octel. In addition, the Company distributes complementary communications products that fit specific segments in the marketplace such as hybrid key systems and personal computer-based voice processing and videoconferencing systems, as well as data communications products from Novell, Newbridge, Bay Networks, Compaq, Lotus and others. In addition, the Company has distribution arrangements with several manufacturers of other products and services, as well as business partnerships that provide technical support to complement Norstan's expertise.

     Norstan has been a distributor of ROLM communications equipment since 1976 and is ROLM's largest independent distributor. ROLM is the third largest manufacturer of PBX systems in the United States, accounting for an estimated 14% of United States sales of PBX systems in 1994, behind AT&T and Northern Telecom, which accounted for an estimated 30% and 26%, respectively. In July 1993, the

Company executed a new distributor agreement with ROLM, which has a term extending through July 1998 and automatically renews for additional one-year periods, unless terminated upon 90 days' notice prior to each renewal date. Pursuant to this agreement, Norstan is the exclusive distributor of ROLM communications equipment in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Ohio, Kentucky, Arizona, New Mexico, Oklahoma, Louisiana, Nevada and parts of Nebraska, Texas, Arkansas, Mississippi, Florida and Alabama, as well as all of Canada. In the event this agreement expires without renewal, Norstan is entitled to receive parts, certain software upgrades and technical support for ten years to enable Norstan to continue providing service to its customers with ROLM products. In addition, Norstan and ROLM have an agreement under which Norstan is an authorized agent for the refurbishment and sale of previously owned ROLM equipment in the United States. This agreement runs through September 1996 and may be terminated upon six months' notice. The Company believes that any interruption of its business relationship with ROLM would have a material adverse effect on its business.

BACKLOG

     As of April 30, 1995, the Company had signed contracts for products and services aggregating approximately $36.1 million, substantially all of which are expected to be fulfilled by the end of fiscal 1996. As of April 30, 1994, the Company had signed contracts aggregating approximately $34.0 million, substantially all of which were fulfilled by the end of fiscal 1995. The usual time period between the execution of a contract and the completion of the installation is one to six months, depending on the size and complexity of the system.

COMPETITION

     The communications industry is intensely competitive and rapidly changing. In general, the Company competes on the basis of breadth of product offering, system capability and reliability, service, support and price. Many of the Company's competitors, including AT&T, the seven Regional Bell Holding Companies ("RHC's") and Northern Telecom, have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger distribution networks, than the Company. The RHC's are currently subject to a variety of government regulations limiting the manufacture, marketing and sale of certain products and services in the communications market. Legislation currently pending would, if enacted, eliminate or lessen these limitations and could potentially affect the Company's ability to compete successfully.

     The Company also competes with a number of companies offering data systems integration services, many of which have greater financial and other resources than the Company. These companies could also attempt to increase their presence in other segments of the communications market in which the Company competes by introducing additional products or services targeted for these market segments. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.


CANADIAN OPERATIONS

     In April 1992, Norstan acquired substantially all of the assets of the ROLM communications business of IBM Canada Limited. In fiscal 1995, Norstan's Canadian operations were profitable after incurring significant losses in fiscal years 1994 and 1993. Approximately 10% and 9% of the Company's revenues were generated by its Canadian operations for fiscal 1995 and 1994, respectively. On November 30, 1994, the Company acquired substantially all of the assets of Renaissance Investments, Ltd. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Canadian Operations" and
Note 11 of Notes to Consolidated Financial Statements.

GOVERNMENT REGULATION

     Except for the sale of long distance service, the Company is not subject to any government regulations which have a material impact on its operations. Effective May 1, 1992, the Company became a direct reseller of long distance network services and accordingly became subject to certain state tariff regulations throughout the United States. The Company is currently registered and certified to provide interstate services in all 50 states and intrastate services in 45 states, and is currently pursuing certification for intrastate services in one additional state. The Company is also subject to FCC regulations which require the filing of federal tariffs.


EMPLOYEES

     The Company's U.S. operations had a total of 1,769 employees as of April 30, 1995, consisting of 397 sales and marketing personnel, 1,090 operations, service and installation employees, and 282 administrative employees. Of these employees, approximately 157 are covered by collective bargaining agreements which expire beginning in November 1995. The Company considers relations with its employees to be good and has not experienced any work stoppages.

     The Company's Canadian operations had a total of 206 employees as of April 30, 1995, consisting of 49 sales and marketing personnel, 124 operations, service and installation employees, and 33 administrative personnel. The Company considers relations with the Canadian employees to be good and has not experienced any work stoppages.

GENERAL
     RAW MATERIALS

     The Company purchases all the equipment that it markets and installs and does not engage in any manufacturing operations. The most important components utilized by the Company are the telecommunication systems and electronic telephone sets supplied by ROLM. Purchases of such equipment from ROLM account for the major portion of total equipment purchases. The other parts and components utilized, such as telephones, electrical components, wire and speakers, substantially all of which are purchased in conjunction with ROLM telecommunications systems, are purchased from a number of suppliers. It is anticipated that such other parts and components, which are purchased pursuant to purchase orders rather than long term contracts, will be readily available from present suppliers or, if necessary, from alternate qualified manufacturers.

     NFS is a financial service organization and uses no raw materials.

     PATENTS

     The Company and its subsidiaries have no patents, trademarks, licenses, franchises or concessions that are of material importance to their business with the exception of distributor agreements between the Company and ROLM, and between the Company and other suppliers.

     SEASONAL NATURE OF BUSINESS

     Historically, operating results indicate that both revenues and earnings generally increase in each quarter as each fiscal year progresses. This results from seasonal performance of the Company and its employees as well as from seasonal demands of the Company's customers.

     WORKING CAPITAL PRACTICES

     The Company and its subsidiaries have no special practices relating to working capital items.

     RESEARCH AND DEVELOPMENT

     The Company and its subsidiaries do not engage in any material research or development activities.

     EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL PROTECTION REGULATION

     Not applicable.


     EFFECTS OF INFLATION

     Market conditions have generally permitted the Company to adjust its pricing to reflect increases in labor and product costs due to inflation. Inflation has not had a significant impact on operating results during the past three years.

Item 2.  PROPERTIES.

     The executive offices of the Company and its subsidiaries are located in Maple Grove and Plymouth, Minnesota, where the Company leases approximately 64,000 and 53,400 square feet of office space, respectively. The Company also has executive offices in Brecksville, Ohio, where the Company leases approximately 61,250 square feet of office space, and in Phoenix, Arizona, where the Company leases approximately 34,400 square feet of office space. In addition to the space above, the Company leases sales and service offices in 38 other cities within the United States. In Canada, the Company leases approximately 30,400 square feet of office space in North York, Ontario, which serves as its Canadian headquarters. In addition, the Company also leases sales and service offices in eight other cities within the Canadian provinces of Alberta, Ontario, Quebec and British Columbia. The Company believes that the above mentioned facilities are adequate and suitable for its current needs.

Item 3.  LEGAL PROCEEDINGS.

     The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the National Over-the-Counter market and is listed on the national market system of the National Association of Securities Dealers' Automated Quotations System ("NASDAQ") under the symbol "NRRD". The following table sets forth the high and low quotations for the Company's common stock as reported by NASDAQ for each quarterly period during the two most recent fiscal years:


                                                        HIGH       LOW
     FISCAL YEAR ENDED APRIL 30, 1995:
     First Quarter                                    19        15-3/4
     Second Quarter                                   20-1/2    17-1/4
     Third Quarter                                    20        17
     Fourth Quarter                                   24-1/2    18-1/2


                                                        HIGH       LOW
     FISCAL YEAR ENDED APRIL 30, 1994:
     First Quarter                                    16-1/2    12 1/2
     Second Quarter                                   17        12 3/4
     Third Quarter                                    19        15-1/4
     Fourth Quarter                                   19        14-1/4


     The quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

     As of June 26, 1995, there were approximately 1,300 holders of record of the Company's common stock.

RESTRICTIONS ON THE PAYMENT OF DIVIDENDS

     The Company has not recently declared or paid any cash dividends on the common stock and does not intend to pay cash dividends on the common stock in the foreseeable future. The Company currently expects to retain earnings to finance expansion of its business. In addition, the Company's current revolving long-term credit agreement prohibits the payment of cash dividends without the prior written consent of the lenders thereunder.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data set forth below as of and for each of the fiscal years in the five-year period ended April 30, 1995 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.


                                                                                     FISCAL YEARS ENDED APRIL 30,
                                                            ----------------------------------------------------------------------
                                                               1995           1994           1993           1992           1991
                                                            ----------     ----------     ----------     ----------     ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues         . . . . . . . . . . . . . . . . . . .      $290,245       $231,899       $195,856       $142,426       $134,591
Cost of sales    . . . . . . . . . . . . . . . . . . .       202,107        155,676        128,228         90,823         86,110
                                                           ----------     ----------     ----------     ----------     ----------
Gross margin     . . . . . . . . . . . . . . . . . . .        88,138         76,223         67,628         51,603         48,481
Selling, general and administrative expenses . . . . .        74,725         65,137         58,609         44,790         41,233
                                                           ----------     ----------     ----------     ----------     ---------
Operating income . . . . . . . . . . . . . . . . . . .        13,413         11,086          9,019          6,813          7,248
Interest expense . . . . . . . . . . . . . . . . . . .        (1,587)          (832)          (841)        (1,050)        (1,634)
Interest and other income (expense), net . . . . . . .           (54)          (106)           323            130            216
Recovery on note receivable and preferred stock (1). .             -              -              -              -            500
                                                           ----------     ----------     ----------     ----------     ---------
Income before cumulative effect of accounting change
    and provision for income taxes . . . . . . . . . .        11,772         10,148          8,501          5,893          6,330
Provision for income taxes . . . . . . . . . . . . . .         4,709          4,161          3,401          2,298          2,469
                                                           ----------     ----------     ----------     ----------     ---------
Income before cumulative effect of accounting change .         7,063          5,987          5,100          3,595          3,861
Cumulative effect of change in accounting for income
taxes (2)        . . . . . . . . . . . . . . . . . . .             -           (375)             -              -              -
                                                           ----------     ----------     ----------     ----------     ---------
Net income       . . . . . . . . . . . . . . . . . . .        $7,063         $5,612         $5,100         $3,595        $3,861
                                                           ----------     ----------     ----------     ----------     ---------
                                                           ----------     ----------     ----------     ----------     ---------

Net income per common and common equivalent share:
    Income before cumulative effect of accounting change. .    $1.61          $1.41          $1.25          $.94          $1.10
    Cumulative effect of change in accounting for
        income taxes (2) . . . . . . . . . . . . . . . . .       -             (.09)             -               -            -
                                                           ----------     ----------     ----------     ----------     ---------
Net income per share                                           $1.61          $1.32          $1.25          $.94          $1.10
                                                           ----------     ----------     ----------     ----------     ---------
Weighted average number of common and common
    equivalent shares outstanding. . . . . . . . . . .         4,375          4,252          4,083          3,843         3,523
                                                           ----------     ----------     ----------     ----------     ---------
                                                           ----------     ----------     ----------     ----------     ---------

                                                                                              AS OF APRIL 30,
                                                            ----------------------------------------------------------------------
                                                               1995           1994           1993           1992           1991
                                                            ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA:
Working capital  . . . . . . . . . . . . . . . . . . .       $ 32,183       $ 32,961       $ 19,160       $ 18,333       $19,703
Total assets     . . . . . . . . . . . . . . . . . . .        161,709        149,662        120,731        108,079        81,865
Long-term debt, net of current maturities. . . . . . .         16,465         18,218         11,555         12,873        10,524
Discounted lease rentals, net of current maturities. .         16,313         18,845         12,785          9,438        10,731
Shareholders' equity . . . . . . . . . . . . . . . . .         56,984         47,658         40,594         33,163        27,284
Cash dividends declared and paid . . . . . . . . . . .            -               -               -             -           -

___________


(1)  In 1987, Norstan sold the assets of its wholly owned subsidiary, Summit
     Gear, Inc. to New Summit, Inc. ("New Summit"), a third party, for a combination of cash, notes receivable and preferred stock. In fiscal 1990, upon being notified that New Summit was in default of certain loan covenants with its principal lender, Norstan recorded a provision for loss of $5,850,000 related to its notes receivable and preferred stock of New
     Summit. In fiscal 1991, Norstan received a $500,000 note secured by an irrevocable letter of credit in consideration for its investment in New
     Summit and, accordingly, recognized this amount as a recovery.

(2)  On May 1, 1993, the Company adopted Statement of Financial Accounting
     Standards No. 109, "Accounting for Income Taxes." As a result, the Company recorded a one-time charge of $375,000, or $.09 per share, in fiscal 1994 for the cumulative effect of the change in method of accounting for income taxes.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Norstan is a full service communications systems integrator providing voice, video, data and image communications solutions to customers primarily in 18 states and throughout Canada. Norstan entered the communications business in 1973 and has historically derived a substantial majority of its revenues from the sale of telephone systems, communications maintenance services and moves, adds and changes. Norstan's growth has resulted from acquisitions and geographic expansion as well as from offering a broadening range of products and services.

     Norstan commenced distribution of ROLM communications products in Minnesota and the Milwaukee metropolitan area in 1976 and by 1985 had expanded its sales activity into the remainder of Wisconsin, as well as Iowa, Nebraska, North Dakota and South Dakota. In 1985, the Company expanded its ROLM distribution business into Ohio and portions of Kentucky by acquiring the assets of Solsound Industries, Inc. In 1988, Norstan expanded its ROLM distribution business into Arizona and New Mexico by acquiring the assets of Communications
Consultants, Inc. In July 1991, ROLM awarded the Company the right to sell and service ROLM products in all or portions of Oklahoma, Louisiana, Nevada, Texas, Arkansas, Mississippi, Florida and Alabama.

     In July 1990, the Company and ROLM entered into an agreement to refurbish and resell previously owned ROLM equipment in the United States. Under this agreement, ROLM pays the Company a fee for refurbishing the equipment and remarketing separate ROLM components, and the Company shares in the profit generated by this program, which includes the profit on sales of refurbished systems by ROLM direct sales offices. The agreement was renewed in October 1993 for an additional three-year period.

     In April 1992, the Company acquired substantially all of the assets of the ROLM communications business owned by IBM Canada Limited, for a purchase price of approximately $4.4 million. This acquisition, which represented annual revenues of approximately $18 million, formed the basis of the Company's Canadian operations. The Company's Canadian operations generated net after-tax income of $446,000 in fiscal 1995 after having incurred net after-tax losses of $651,000 and $541,000 in fiscal 1994 and 1993, respectively. See "Canadian Operations."

     Over the past several years, Norstan has expanded its offering of products and services to include refurbished equipment, call processing products, videoconferencing equipment, long distance service and cabling. Recently, the Company has further expanded its products and services to include data communications applications and complete management of customers' communications systems through outsourcing agreements.

     Norstan offers leasing services to its customers through a wholly owned subsidiary. Norstan believes its ability to provide lease financing to customers supports the sales process by permitting customized lease structures to meet the needs of customers and by eliminating the need for third party financing.

     Approximately 43% of fiscal 1995 revenues were derived from the sale of services, including communications maintenance services, moves, adds and changes, long distance service and leasing. Management believes that services provide the Company with an important source of recurring revenue.

RESULTS OF OPERATIONS

     The Company's revenues consist of the sales of products and systems, telecommunications services and financial services. Products and systems revenues result from the sale of new products and upgrades, as well as refurbished equipment. Revenues from telecommunications services result primarily from communications maintenance services, moves, adds and changes, and long distance service. Financial services revenues result primarily from leasing activities.

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of total revenues.


                                                FISCAL YEARS ENDED APRIL 30,
                                             ----------------------------------
                                              1995           1994         1993
                                             ------         ------       ------
  Revenues:
     Sales of products and systems. . .      57.4%          55.0%        52.6%
     Telecommunications services. . . .      40.9           43.2         45.7
     Financial services. . . . . . . .        1.7            1.8          1.7
                                            ------         ------       ------
       Total revenues. . . . . . . . .      100.0          100.0        100.0
  Cost of sales. . . . . . . . . . . .       69.6           67.1         65.5
                                            ------         ------       ------
  Gross margin. . . . . . . . . . . . .      30.4           32.9         34.5
  Selling, general and administrative
     expenses. . . . . . . . . . . . . .     25.8           28.1         29.9
                                            ------         ------       ------
  Operating income. . . . . . . . . . .       4.6%           4.8%         4.6%
                                            ------         ------       ------
                                            ------         ------       ------

The following table sets forth, for the periods indicated, the gross margin percentages for sales of products and systems, telecommunications services and financial services.


                                                FISCAL YEARS ENDED APRIL 30,
                                             ----------------------------------
                                              1995           1994         1993
                                             ------         ------       ------
  Gross margin percentage:
     Sales of products and systems. . .      26.1%          27.4%        28.5%
     Telecommunications services. . . .      35.4           38.8         40.7
     Financial services. . . . . . . .       53.8           59.0         53.5


FISCAL YEARS ENDED APRIL 30, 1995, 1994 AND 1993

     REVENUES. Total revenues were $290.2 million, $231.9 million and $195.9 million for the fiscal years ended April 30, 1995, 1994 and 1993, respectively, representing an increase of 25.2% for fiscal 1995 as compared to fiscal 1994 and an increase of 18.4% for fiscal 1994 as compared to fiscal 1993.

     Sales of products and systems increased $39.2 million, or 30.7%, for fiscal 1995 as compared to fiscal 1994, and $24.5 million, or 23.8%, for fiscal 1994 as compared to fiscal 1993. The increases for fiscal 1995 and 1994 as compared to prior years, result primarily from increased sales volume in each of the Company's largest product categories - telephone systems, call processing products, cabling and videoconferencing products. In addition, of the $24.5 million increase in sales of products and systems for fiscal 1994 as compared to fiscal 1993, $7.8 million, or 31.8%, of the increase was attributable to increased sales by the Company's southern United States operations, which began in July 1991, and the Company's Canadian operations, which were acquired in April 1992.

     Revenues from telecommunications services increased $18.5 million, or 18.5% for fiscal 1995 as compared to fiscal 1994, and $10.7 million, or 11.9%, for fiscal 1994 as compared to fiscal 1993. The increases in fiscal 1995 and 1994 as compared to prior years result primarily from the growth in the Company's installed base of customers and expanded array of products and services. This growth in customer base has led to increased communication maintenance services, moves, adds, and changes activity, and long distance services.

     Revenues from financial services increased $696,000, or 16.2%, for fiscal 1995 as compared to fiscal 1994, and $862,000, or 25.0%, for fiscal 1994 as compared to fiscal 1993. The increase in revenues from financial services in both years is attributable to the increased size of the Company's leasing base and corresponding lease receivables over the past two years. Net lease receivables increased to $40.5 million at April 30, 1995, as compared to $31.2 million at April 30, 1993.

     GROSS MARGIN. The Company's gross margin was $88.1 million, $76.2 million, and $67.6 million for the fiscal years ended April 30, 1995, 1994 and 1993, respectively, representing an increase of 15.6% for fiscal 1995 as compared to fiscal 1994 and 12.7% for fiscal 1994 as compared to fiscal 1993. As a percent of total revenues, gross margin was 30.4% for fiscal 1995 compared to 32.9% for fiscal 1994 and 34.5% for fiscal 1993. Gross margin as a percent of revenues for the sale of products and systems was 26.1% for fiscal 1995 as compared to 27.4% for fiscal 1994 and 28.5% for fiscal 1993. These decreases in the gross margin percentages from the sale of products and systems resulted primarily from a shift in product mix and competitive market conditions.

     Gross margin as a percent of revenues for telecommunications services was 35.4% for fiscal 1995 as compared to 38.8% for fiscal 1994 and 40.7% for fiscal 1993. The decrease in the gross margin percentage for telecommunications services for fiscal 1995 as compared to fiscal 1994 and for fiscal 1994 as compared to fiscal 1993 resulted from decreased margin percentages attributable to the resale of long distance network services, as well as from decreased margin percentages attributable to moves, adds and changes.

     Gross margin as a percent of revenues for financial services was 53.9% for fiscal 1995 as compared to 59.0% for fiscal 1994 and 53.5% for fiscal 1993. The decrease in gross margin percentage for fiscal 1995 as compared to fiscal 1994 resulted primarily from increased borrowing costs in a rising interest rate environment. The increase in the gross margin percentage for fiscal 1994 as compared to fiscal 1993 resulted primarily from reduced borrowing costs in a declining interest rate environment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $74.7 million, $65.1 million and $58.6 million for the fiscal years ended April 30, 1995, 1994 and 1993, respectively, representing an increase of 14.7% for fiscal 1995 as compared to fiscal 1994 and 11.1% for fiscal 1994 as compared to fiscal 1993. These increases resulted primarily from increased expenses necessary to support increased revenues. As a percent of revenues, selling, general and administrative expenses declined to 25.8% for fiscal 1995 as compared to 28.1% for fiscal 1994 and 29.9% for fiscal 1993. These decreases as a percentage of revenues resulted from volume related efficiencies, as sales volume increased without proportional increases in expenses.

     OPERATING INCOME. Operating income was $13.4 million, $11.1 million and $9.0 million for the fiscal years ended April 30, 1995, 1994 and 1993, respectively, representing increases of 21.0% for fiscal 1995 as compared to fiscal 1994 and 22.9% for fiscal 1994 as compared to fiscal 1993. The decrease in operating income as a percentage of revenues for fiscal 1995 as compared to fiscal 1994 resulted from a decline in the Company's gross margin as a percent of revenue, which was partially offset by selling, general and administrative expense efficiencies. The increase for fiscal 1994 as compared to fiscal 1993 resulted primarily from increased sales volume and an improvement in overall market and business conditions.

     OTHER COSTS AND EXPENSES. Interest expense was $1,587,000 for fiscal 1995 as compared to $832,000 for fiscal 1994 and $841,000 for fiscal 1993. Weighted average interest rates under the Company's revolving long-term credit agreements were 7.8% for fiscal 1995 as compared to 5.7% for fiscal 1994 and 6.2% for fiscal 1993. Average month end borrowings outstanding under the Company's revolving long-term credit agreements (excluding amounts borrowed to finance leasing activities) were $20.9 million for fiscal 1995, $15.2 million for fiscal 1994 and $12.6 million for fiscal 1993.

     Interest and other income (expense), net, was an expense of $54,000 for fiscal 1995 as compared to expense of $106,000 for fiscal 1994 and income of $323,000 for fiscal 1993. Included in the fiscal 1993 results is a pretax gain of $225,000, or $.03 per share of net income, related to the sale of the Omaha, Nebraska area ROLM business.

     The Company's effective income tax rate was 40% for fiscal 1995, 41% for fiscal 1994 and 40% for fiscal 1993. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes.

     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Income before cumulative effect of the change in accounting for income taxes was $7,063,000, or $1.61 per share in 1995, $5,987,000 or $1.41 per share in 1994, and
$5,100,000 or $1.25 per share in 1993.

ACCOUNTING CHANGE

     In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As a result, the Company recorded a one-time charge of $375,000, or $.09 per share, in fiscal 1994 for the cumulative effect of the change in method of accounting for income taxes.

CANADIAN OPERATIONS

     In April 1992, the Company acquired substantially all of the assets of the ROLM communications business owned by IBM Canada Limited. The Company experienced difficulties in the first two years of operations in Canada as aggressive price competition and the loss of service customers resulted in reduced service revenues. The Company's Canadian operations incurred net after-tax losses of $651,000 and $541,000 in fiscal 1994 and 1993, respectively. Operations in Canada improved in fiscal 1995, resulting in an after-tax profit of $446,000. In fiscal 1995, the Company acquired substantially all of the assets of Renaissance Investments, Ltd., a technology planning and integration services company. Results of the Canadian operations in future periods continue to be dependent on the Company's ability to better position itself in the Canadian marketplace as a full service communications systems integrator as well as its ability to expand the installed customer base. In addition, the results of the Canadian operations will be impacted by the success of the integration and growth of the business operations acquired in the Renaissance acquisition. Furthermore, the Company's Canadian operations' long-term profitability is dependent on the economic viability of the Canadian economy.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased to $32.2 million at April 30, 1995 from $33.0 million at April 30, 1994. Net cash provided by operating activities was $20.2 million for the fiscal year ended April 30, 1995 as compared to $1.6 million for fiscal year 1994. For the fiscal year ended April 30, 1995, net income of $7.1 million, depreciation and amortization of $10.8 million, increased accounts payable and accrued liabilities of $6.0 million and decreased costs and estimated earnings in excess of billings of $4.2 million were only partially offset by increased accounts receivable of $7.8 million. For fiscal 1994, net income of $5.6 million, depreciation and amortization of $8.7 million and increased accounts payable and accrued liabilities of $4.7 million were offset by increased accounts receivable of $8.3 million, increased costs and estimated earnings in excess of billings of $7.7 million and increased inventories of $3.6 million. For fiscal 1995 and 1994, the general increase in balance sheet items resulted from the increased business activity and revenues over these periods.

     Capital expenditures for fiscal 1995 were $17.3 million as compared to $9.1 million in fiscal 1994 and $8.6 million in fiscal 1993. These expenditures were primarily for telecommunications equipment used as spare parts, computer equipment and facility expansion. The Company expects capital expenditures in fiscal 1996 to be approximately $12 to $15 million.

     The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts in fiscal 1995 totalled $16.2 million. Net lease receivables decreased to $40.5 million at April 30, 1995 from $41.9 million at April 30, 1994. The Company expects to make an additional investment in lease contracts in fiscal 1996 of approximately $20 million. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals, including recourse borrowings of $3.0 million, totaled $27.8 million at April 30, 1995. Interest rates on these credit agreements at April 30, 1995 ranged from 6.0% to 10.0%, while payments are due in varying monthly installments through October 2000. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

     In October 1994, the Company entered into a $35.0 million unsecured revolving long-term credit agreement with certain banks, replacing the prior $28.0 million credit agreement entered into in April 1993. Up to $15.0 million of borrowings under this agreement may be in the form of commercial paper and up to $8.0 million may be used to support the Company's domestic leasing activities. Under this agreement, the total credit facility of $35.0 million will be reduced by $750,000 per fiscal quarter effective January 31, 1995. As of April 30, 1995, the total capacity of the credit facility was $33,500,000. Borrowings under this agreement are due May 2, 1998 and bear interest at a bank's reference rate (9.00% and 6.75% at April 30, 1995 and April 30, 1994, respectively), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the bank's reference rate. Total consolidated borrowings under this agreement were $16,465,000 and $18,125,000 at April 30, 1995 and April 30, 1994, respectively (of which $322,000 and $431,000 were borrowed on the account of NFS at April 30, 1995 and 1994, respectively). As of April 30, 1995, the Company's weighted average interest rate on borrowings outstanding under the revolving long-term credit agreement was 8.2%.

     Management of the Company believes that a combination of cash generated from operations, existing bank facilities and additional borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing or the sale of equity or other securities.

RECENTLY ISSUED ACCOUNTING STANDARD

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. Management believes the adoption of Statement 121 will not have a material impact on the Company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     There are a number of factors that could affect the Company's future operating results, including national and regional economic conditions; pending and future legislation affecting the telecommunications industry; the Company's operations in Canada; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry, as well as other competitive factors.

     Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



FINANCIAL STATEMENTS:                                                       PAGE
- --------------------                                                        ----

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . .22

Consolidated Statements of Operations for the years ended
  April 30, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . .23

Consolidated Balance Sheets as of April 30, 1995 and 1994  . . . . . . . . . .24

Consolidated Statements of Shareholders' Equity for the years ended April 30,
1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26


Consolidated Statements of Cash Flows for the years ended April 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .28

Selected Quarterly Financial Data (unaudited)  . . . . . . . . . . . . . . . .39


FINANCIAL STATEMENT SCHEDULES:

All schedules have been omitted as not required, not applicable or because the information to be presented is included in the consolidated financial statements and related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Norstan, Inc.:

We have audited the accompanying consolidated balance sheets of Norstan, Inc. (a Minnesota corporation) and Subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norstan, Inc. and Subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995 in conformity with generally accepted accounting principles.

As explained in Note 7 to the financial statements, effective May 1, 1993, the Company changed its method of accounting for income taxes.




                                        ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  June 14, 1995

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 YEARS ENDED APRIL 30,
                                             --------------------------------
                                                1995      1994      1993
                                             --------------------------------
REVENUES:
  Sale of products and systems. . . . .      $166,675   $127,514    $102,997
  Telecommunications services . . . . .       118,569    100,080      89,416
  Financial services. . . . . . . . . .         5,001      4,305       3,443
                                             ---------  ---------   ---------
  Total revenues. . . . . . . . . . . .       290,245    231,899     195,856
                                             ---------  ---------   ---------
COST OF SALES:
 Products and systems . . . . . . . . .       123,158     92,621      73,621
 Telecommunications services. . . . . .        76,641     61,289      53,006
 Financial services . . . . . . . . . .         2,308      1,766       1,601
                                             ---------  ---------   ---------
   Total cost of sales. . . . . . . . .       202,107    155,676     128,228
                                             ---------  ---------   ---------
GROSS MARGIN                                   88,138     76,223      67,628
 Selling, general and administrative
   expenses . . . . . . . . . . . . . .        74,725     65,137      58,609
                                             ---------  ---------   ---------

OPERATING INCOME. . . . . . . . . . . .        13,413     11,086       9,019
 Interest expense . . . . . . . . . . .        (1,587)      (832)       (841)
 Interest and other income (expense),
  net . . . . . . . . . . . . . . . . .           (54)      (106)        323
                                             ---------  ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND PROVISION
  FOR INCOME TAXES. . . . . . . . . . .        11,772     10,148       8,501
   Provision for income taxes . . . . .         4,709      4,161       3,401
                                             ---------  ---------   ---------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE . . . . . . . . . .         7,063      5,987       5,100
  Cumulative effect of change in
   accounting for income taxes. . . . .           -         (375)         -
                                             ---------  ---------   ---------
NET INCOME. . . . . . . . . . . . . . .      $  7,063   $  5,612    $  5,100
                                             ---------  ---------   ---------
                                             ---------  ---------   ---------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
   Income before cumulative effect
    of accounting change. . . . . . . . .    $    1.61  $   1.41    $   1.25
   Cumulative effect of change in
    accounting for income taxes. . . . .           -        (.09)         -
                                             ---------  ---------   ---------

NET INCOME PER SHARE. . . . . . . . . . .    $    1.61  $   1.32    $   1.25
                                             ---------  ---------   ---------
                                             ---------  ---------   ---------
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING . . . . . . . . . . . . . .         4,375     4,252       4,083

                                             ---------  ---------   ---------
                                             ---------  ---------   ---------

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     ASSETS

                                                                 APRIL 30,
                                                          ----------------------

                                                             1995         1994
                                                          ----------  ----------
CURRENT ASSETS:
  Cash   . . . . . . . . . . . . . . . . . . . . . . . . . $  1,308    $    755
  Accounts receivable, net of allowances for
   doubtful accounts of $804 and $685. . . . . . . . . . .   51,779      43,255
  Current lease receivables (Note 4) . . . . . . . . . . .   14,122      14,245
  Inventories. . . . . . . . . . . . . . . . . . . . . . .   11,137      11,766
  Costs and estimated earnings in excess of
   billings of $16,691 and $14,731 . . . . . . . . . . . .   10,926      15,040
  Deferred income tax benefits (Note 7). . . . . . . . . .    3,634       2,835
  Prepaid expenses, deposits and other . . . . . . . . . .    2,331       1,777
                                                            --------   --------
      Total current assets . . . . . . . . . . . . . . . .   95,237      89,673
                                                            --------   --------

PROPERTY AND EQUIPMENT:

  Machinery and equipment. . . . . . . . . . . . . . . . .   64,652      50,768
  Less-accumulated depreciation and amortization . . . . .  (32,885)    (26,573)
                                                            --------   --------
      Net property and equipment . . . . . . . . . . . . .   31,767      24,195
                                                            --------   --------

OTHER ASSETS:

  Lease receivables, net (Note 4). . . . . . . . . . . . .   26,381      27,697
  Franchise rights and other intangible assets,
    net of amortization of $3,435 and $2,893
   (Note 2). . . . . . . . . . . . . . . . . . . . . . . .    7,904       7,658
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .      420         439
                                                            --------   --------
      Total other assets . . . . . . . . . . . . . . . . .   34,705      35,794
                                                            --------   --------
                                                           $161,709    $149,662
                                                            --------   --------
                                                            --------   --------

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       APRIL 30,
                                                  --------------------

                                                    1995        1994
                                                  --------    --------

CURRENT LIABILITIES:
  Current maturities of long-term debt . . . . . . $    93    $    229
  Current maturities of discounted lease rentals .  11,449      11,470
  Accounts payable . . . . . . . . . . . . . . . .  16,467      13,951
  Accrued --
      Salaries and wages . . . . . . . . . . . . .  10,841       9,081
      Deferred revenue . . . . . . . . . . . . . .  15,045      13,582
      Warranty costs . . . . . . . . . . . . . . .   1,756       1,501
      Other liabilities. . . . . . . . . . . . . .   5,118       3,907
  Income taxes payable . . . . . . . . . . . . . .     158          -
  Billings in excess of costs and estimated
   earnings of $10,121 and $6,092. . . . . . . . .   2,127       2,991
                                                   --------   ---------
      Total current liabilities. . . . . . . . . .  63,054      56,712
                                                   --------   ---------
LONG-TERM DEBT,
  NET OF CURRENT MATURITIES (Note 5) . . . . . . .  16,465      18,218
DISCOUNTED LEASE RENTALS,
  NET OF CURRENT MATURITIES (Note 6) . . . . . . .  16,313      18,845
DEFERRED INCOME TAXES (Note 7) . . . . . . . . . .   8,893       8,229
                                                   --------   ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY (Notes 8 and 10):
  Common stock - $.10 par value; 20,000,000
   authorized shares; 4,215,441 and 4,070,792
   shares issued and outstanding . . . . . . . . .     422         407
  Capital in excess of par value . . . . . . . . .  26,031      24,132
  Retained earnings. . . . . . . . . . . . . . . .  31,486      24,423
  Unamortized cost of stock. . . . . . . . . . . .    (149)       (291)
  Foreign currency translation adjustments . . . .    (806)     (1,013)
                                                   --------   ---------

      Total shareholders' equity . . . . . . . . .  56,984      47,658
                                                   --------   ---------
                                                  $161,709    $149,662
                                                   --------   ---------
                                                   --------   ---------

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              YEARS ENDED APRIL 30
                                 (IN THOUSANDS)


                                                       COMMON STOCK                                     FOREIGN
                                                 -----------------------    CAPITAL IN           UNAMORTIZED  CURRENCY
                                                 OUTSTANDING                EXCESS OF  RETAINED   COST OF    TRANSLATION
                                                   SHARES         AMOUNT    PAR VALUE  EARNINGS    STOCK     ADJUSTMENTS
                                                 -----------      ------    ---------  --------  ----------- -----------

BALANCE - APRIL 30, 1992 . . . . . . . . . . .       3,755          $376      $19,930   $13,711    $(854)     $ -
Stock issued for employee
 benefit plans . . . . . . . . . . . . . . . .         243            24         2,902       -       (51)       -
Purchase and retirement
 of stock. . . . . . . . . . . . . . . . . . .         (16)           (2)        (190)       -        -         -
Foreign currency
 translation adjustments . . . . . . . . . . .           -             -            -        -        -        (352)
Net income . . . . . . . . . . . . . . . . . .           -             -            -     5,100       -         -
                                                   --------       --------    ---------  -------  ----------  ------

BALANCE - APRIL 30, 1993 . . . . . . . . . . .       3,982           398       22,642    18,811     (905)      (352)
Stock issued for employee
 benefit plans . . . . . . . . . . . . . . . .          92             9        1,530        -       614        -
Purchase and retirement
 of stock. . . . . . . . . . . . . . . . . . .          (3)            -          (40)       -         -        -
Foreign currency
 translation adjustments . . . . . . . . . . .          -              -            -        -         -       (661)
Net income . . . . . . . . . . . . . . . . . .          -              -            -     5,612        -        -
                                                   --------       --------   ----------  ------     ------ -------

BALANCE - APRIL 30, 1994 . . . . . . . . . . .       4,071           407       24,132    24,423     (291)    (1,013)
Stock issued for employee
 benefit plans . . . . . . . . . . . . . . . .         144            15        1,899        -       142        -
Foreign currency
 translation adjustments . . . . . . . . . . .          -              -           -         -        -         207
Net income . . . . . . . . . . . . . . . . . .          -              -           -      7,063       -         -
                                                   --------       --------    --------   -------   -------  -------

BALANCE - APRIL 30, 1995 . . . . . . . . . . .       4,215          $422      $26,031   $31,486    $(149)     $(806)
                                                   --------       --------    -------  --------    --------  -------
                                                   --------       --------    -------  --------    --------  ------

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         NORSTAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                        YEARS ENDED APRIL 30,
                                                                       ------------------------------------------------------
                                                                           1995                 1994                1993
                                                                       -------------         -------------      -------------
     OPERATING ACTIVITIES:
       Net income. . . . . . . . . . . . . . . . . . . . . . .               $7,063                $5,612              $5,100
       Adjustments to reconcile net income to
         net cash provided by operating
         activities -
         Depreciation and amortization . . . . . . . . . . . .               10,830                 8,717               7,299
         Deferred income taxes . . . . . . . . . . . . . . . .                 (132)                1,386               1,319
         Cumulative effect of change in
           accounting for income taxes . . . . . . . . . . . .                   -                    375                  -
         Gain on sale of Omaha ROLM base . . . . . . . . . . .                   -                     -                 (225)
         Changes in operating items, net of
           effects from acquisitions and
           disposals:
           Accounts receivable . . . . . . . . . . . . . . . .               (7,807)               (8,281)             (5,512)
           Inventories . . . . . . . . . . . . . . . . . . . .                1,034                (3,640)               (300)
           Costs and estimated earnings in
             excess of billings. . . . . . . . . . . . . . . .                4,150                (7,685)              1,193
           Prepaid expenses, deposits and
             other . . . . . . . . . . . . . . . . . . . . . .                 (503)                  122                (665)
           Accounts payable and accrued
             liabilities . . . . . . . . . . . . . . . . . . .                5,972                 4,688               3,351
           Billings in excess of costs and
             estimated earnings. . . . . . . . . . . . . . . .                 (866)                  346               1,337
           Income taxes payable. . . . . . . . . . . . . . . .                  448                     -                (541)
                                                                       -------------         -------------      -------------
             Net cash provided by operating activities . . . .               20,189                 1,640              12,356
                                                                       -------------         -------------      -------------
     INVESTING ACTIVITIES:
       Additions to property and equipment,
         net . . . . . . . . . . . . . . . . . . . . . . . .                (17,313)               (9,093)             (8,616)
       Cash paid for Acquisitions (Note 3) . . . . . . . . .                   (726)                    -                (288)
       Investment in lease contracts . . . . . . . . . . . .                (16,246)              (25,149)            (16,232)
       Collections from lease contracts. . . . . . . . . . .                 17,746                14,263              10,353
       Net proceeds from sale of Omaha ROLM
         base. . . . . . . . . . . . . . . . . . . . . . . .                     -                     -                  367
       Other, net. . . . . . . . . . . . . . . . . . . . . .                     13                     6                (163)
                                                                       -------------         -------------      -------------
             Net cash used for investing activities. . . . . .              (16,526)              (19,973)            (14,579)
                                                                       -------------         -------------      -------------
     FINANCING ACTIVITIES:
       Repayment of short-term debt. . . . . . . . . . . . .                   (423)                   -                   -
       Borrowings under revolving credit
         agreements. . . . . . . . . . . . . . . . . . . . .                122,950               122,180             154,415
       Repayments under revolving credit
         agreements. . . . . . . . . . . . . . . . . . . . .               (124,610)             (115,288)           (155,516)
       Short-term acquisition payments . . . . . . . . . . .                     -                     -               (4,551)
       Borrowings on discounted lease rentals. . . . . . . .                  9,056                18,901              21,919
       Repayments of discounted lease rentals. . . . . . . .                (11,631)               (9,167)            (15,900)
       Repayments of other long-term debt. . . . . . . . . .                   (229)                 (276)               (206)
       Repurchase of common stock. . . . . . . . . . . . . .                     -                    (40)               (192)
       Proceeds from sale of common stock. . . . . . . . . .                  1,353                 1,362               1,900
       Tax benefits from shares issued to
         employees . . . . . . . . . . . . . . . . . . . . .                    412                   227                 341
                                                                       -------------         -------------      -------------
             Net cash provided by (used
               for) financing activities . . . . . . . . . . .               (3,122)               17,899               2,210
                                                                       -------------         -------------      -------------

     EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . .                     12                   (30)                (18)
                                                                       -------------         -------------      -------------
     NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . .                    553                  (464)                (31)
     CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . .                    755                 1,219               1,250
                                                                       -------------         -------------      -------------
     CASH, END OF PERIOD . . . . . . . . . . . . . . . . . .                 $1,308                $  755              $1,219
                                                                       -------------         -------------      -------------
                                                                       -------------         -------------      -------------


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         NORSTAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS DESCRIPTION:

       Norstan, Inc. (Norstan or the Company) manages the operations of its subsidiaries, Norstan Communications, Inc. (NCI), Norstan Canada Inc. (NCDA), Norstan Network Services, Inc. (NNS) and Norstan Financial Services, Inc. (NFS).

       Norstan is a full service communications systems integrator providing voice, video, data and image communications solutions to customers primarily in 18 states and throughout Canada. Norstan is the largest independent distributor of private communications systems and application products manufactured by Siemens ROLM Communications Inc. (ROLM) and has historically derived a substantial majority of its revenues from the sale of telephone systems, communications maintenance services and moves, adds and changes. The Company's products and services also include call processing products, long distance services, videoconferencing products, refurbished equipment, cabling, leasing, outsourcing and data integration products and services. NFS provides financing for the Company's customers. The Company sells its products and services to a wide variety of customers and industries. A substantial portion of the Company's operations are located in the Mideast, Midwest and Southwestern regions of the United States.

       Under the agreement with ROLM, the Company purchases communications equipment and products for field application and installation. The current distributor agreement with ROLM extends through July 1998. The Company believes that any interruption of its business relationship with ROLM would have a material adverse effect on its business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


PRINCIPLES OF CONSOLIDATION:

       The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION:

       Revenues from the sale of products and systems result from the sale of new products and upgrades, as well as revenues generated from the secondary equipment market. Revenues from the sale of products and systems are recognized upon performance of contractual obligations, which is generally upon installation or shipment. Revenues for certain installation contracts are recognized under the percentage of completion method of accounting for long-term contracts. Revenues from telecommunications services include maintenance/service revenues, moves, adds, and changes (MAC) revenues, and revenues from the resale of long distance services. Revenues from telecommunications services are recognized as the services are provided. Financial services revenues are recognized over the life of the related lease receivables using the interest method. In addition, the Company grants credit to customers and generally does not require collateral or any other security to support amounts due.

INVENTORIES:

       Inventories include purchased parts and equipment and are stated at the lower of cost, determined on a first-in, first-out basis, or realizable market value.

                         NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

PROPERTY AND EQUIPMENT:

       Property and equipment are stated at cost and include expenditures which increase the useful lives of existing property and equipment.

       Maintenance, repairs and minor renewals are charged to operations as incurred. Generally, when property and equipment is disposed of, the related cost and accumulated depreciation is removed from the respective accounts and any gain or loss is reflected in the results of operations. For capitalized telecommunications equipment used as spare parts, the composite depreciation method is used whereby the cost of property retired less any salvage is charged against accumulated depreciation and no gain or loss is recognized. The net book value of capitalized telecommunications equipment was $13,984,000 and $11,017,000 as of April 30, 1995 and 1994, respectively. Machinery and equipment is depreciated over the estimated useful lives of two to ten years under the straight-line method for financial reporting purposes. Accelerated methods are used for income tax reporting.

FRANCHISE RIGHTS AND OTHER INTANGIBLE ASSETS:

       Franchise rights and other intangible assets are being amortized on a straight-line basis over 20 years. The Company continually evaluates whether events or circumstances have occurred which may indicate that the remaining estimated useful lives may warrant revision or that the remaining intangible asset balance may not be recoverable. In the event that factors indicate that the intangible assets in question should be evaluated for possible impairment, a determination of the overall recoverability of such intangible assets would be made.

FOREIGN CURRENCY:

       For the Company's foreign operations, assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are recorded as a separate component of shareholders' equity.

INCOME TAXES:

       The Company and its subsidiaries file a consolidated federal income tax return and separate state returns. Deferred income taxes are provided for differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.


SHARE DATA:

       Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of common stock equivalents.

                         NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

SUPPLEMENTAL CASH FLOWS INFORMATION:

       Supplemental disclosure of cash flows information is as follows (in thousands):

                                                     YEARS ENDED APRIL 30,
                                                -------------------------------
                                                  1995        1994       1993
                                                --------    --------   --------
           Cash paid during each period for:
             Interest                            $3,650      $2,537     $2,484
             Income taxes                         3,911       2,543      2,663
                                                --------    --------   --------
                                                --------    --------   --------


RECENTLY ISSUED ACCOUNTING STANDARD:

       SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. Management believes the adoption of Statement 121 will not have a material impact on the Company's financial position or results of operations.

NOTE 3 - ACQUISITION:

       In November 1994, the Company acquired certain assets and assumed certain liabilities of Toronto-based Renaissance Investments Ltd. (Renaissance). Renaissance, a technology planning and integration services company, specializes in local and wide area networks and graphical user interfaces, and has been operating under the name of Renaissance Connects since 1990. The purchase price of the assets was approximately $726,000, plus certain incentive payments contingent upon the future operating performance of the acquired business. In addition, the Company repaid approximately $423,000 of short-term bank obligations assumed in the acquisition.

       Proforma information in the year of acquisition for this acquisition has not been disclosed as such information was not materially different from the Company's results of operations.

NOTE 4 - SUMMARIZED FINANCIAL INFORMATION OF NFS:

NATURE OF BUSINESS:

       NFS provides financing for the Company's customers and has financed customer equipment purchases from the Company in the amounts of $14,415,000, $20,643,000 and $14,601,000 during fiscal years ended April 30, 1995, 1994 and
1993, respectively. Leases are accounted for as sales-type leases for financial reporting purposes.

                         NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - SUMMARIZED FINANCIAL INFORMATION OF NFS (CONTINUED):


      Summarized financial information of NFS is as follows (in thousands):

                                 BALANCE SHEETS
                                     ASSETS

                                                         AS OF APRIL 30,
                                                    ------------------------
                                                       1995           1994
                                                    ---------      ---------
   Cash and other. . . . . . . . . . . . . . . . .   $ 1,740        $ 1,062
   Lease receivables, net. . . . . . . . . . . . .    34,879         37,049
   Due from affiliated companies . . . . . . . . .       168            737
                                                    ---------      ---------
                                                     $36,787        $38,848
                                                    ---------      ---------
                                                    ---------      ---------

                      LIABILITIES AND SHAREHOLDER'S EQUITY


   Discounted lease rentals. . . . . . . . . . . .   $26,597        $30,315
   Other liabilities . . . . . . . . . . . . . . .     6,638          5,954
   Shareholder's equity. . . . . . . . . . . . . .     3,552          2,579
                                                    ---------      ---------
                                                     $36,787        $38,848
                                                    ---------      ---------
                                                    ---------      ---------

                            STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED APRIL 30,
                                      ---------------------------------------
                                         1995           1994          1993
                                      ---------      ---------      ---------
     Interest and other income . . .  $ 4,656        $ 4,181        $ 3,425
     Interest expense. . . . . . . .   (2,017)        (1,673)        (1,583)
     Other expenses. . . . . . . . .   (1,037)        (1,536)        (1,225)
                                      ---------      ---------      ---------
       Income before provision for
         income taxes. . . . . . . .    1,602            972            617
       Provision for income taxes. .      629            123            230
                                      ---------      ---------      ---------
     Net income. . . . . . . . . . .  $   973        $   849        $   387
                                      ---------      ---------      ---------
                                      ---------      ---------      ---------


                         NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - SUMMARIZED FINANCIAL INFORMATION OF NFS (CONTINUED):

       The components of lease receivables outstanding are summarized as follows (in thousands):


                                                         AS OF APRIL 30,
                                                    ------------------------
                                                       1995           1994
                                                    ---------      ---------
  Gross lease receivables. . . . . . . . . . . . .  $ 37,164       $ 39,440
  Residual values. . . . . . . . . . . . . . . . .     7,613          7,279
  Less:
    Unearned income. . . . . . . . . . . . . . . .    (8,398)        (8,120)
    Allowance for financing losses . . . . . . . .    (1,500)        (1,550)
                                                    ---------      ---------
  Total lease receivables - net. . . . . . . . . .    34,879         37,049
  Less - current maturities. . . . . . . . . . . .   (12,902)       (13,363)
                                                    ---------      ---------
  Long-term lease receivables. . . . . . . . . . .  $ 21,977       $ 23,686
                                                    ---------      ---------
                                                    ---------      ---------

       The aggregate amount of gross lease receivables maturing in each of the five years following April 30, 1995 is as follows (in thousands):

                    YEAR                              AMOUNT
                    -------------------------------  --------
                    1996 . . . . . . . . . . . . .    $14,634
                    1997 . . . . . . . . . . . . .     11,169
                    1998 . . . . . . . . . . . . .      6,837
                    1999 . . . . . . . . . . . . .      3,502
                    2000 and thereafter. . . . . .      1,022
                                                     --------
                                                      $37,164
                                                     --------
                                                     --------


       The consolidated balance sheets as of April 30, 1995 and 1994 also include $5,624,000 and $4,893,000, respectively, of net lease receivables from customers of NCDA and NCI.

NOTE 5 - DEBT OBLIGATIONS:


 LONG-TERM DEBT:

       Long-term debt consists of the following (in thousands):


                                                          AS OF APRIL 30,
                                                      ----------------------
                                                        1995          1994
                                                      --------      --------
 Bank financing:
   Revolving credit agreement. . . . . . . . . . .    $ 4,465       $ 5,125
   Commercial paper  . . . . . . . . . . . . . . .     12,000        13,000
 Capital lease obligation, due through
   December 1995, interest at 10%. . . . . . . . .         93           222
 Other notes payable, paid in 1995 . . . . . . . .         -            100
                                                      --------      --------
 Total long-term debt. . . . . . . . . . . . . . .     16,558        18,447
 Less - current maturities . . . . . . . . . . . .        (93)         (229)
                                                      --------      --------
                                                      $16,465       $18,218
                                                      --------      --------
                                                      --------      --------


BANK FINANCING:

       In October 1994, the Company entered into a $35,000,000 unsecured revolving long-term credit agreement with certain banks, replacing the prior
$28,000,000 credit agreement entered into in April 1993.   Under this
agreement, the total credit facility of $35,000,000 is reduced by $750,000 per fiscal quarter effective January 1995. As of April 30, 1995, the total capacity of the credit facility was $33,500,000. Borrowings under this agreement are due May 2, 1998 and bear interest at a bank's reference rate (9.00% and 6.75% at April 30, 1995

                         NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - DEBT OBLIGATIONS (CONTINUED):

and April 30, 1994, respectively), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the bank's reference rate. The Company is able to borrow up to $15,000,000 of this credit facility in the form of commercial paper. In addition, NFS is able to borrow up to $8,000,000 of this facility from Norstan, Inc. Annual commitment fees on the unused portion of the credit facility are 3/8 of one percent. Under the agreement, the Company is required to maintain minimum levels of tangible net worth and certain other financial ratios. The Company has complied with or has obtained the appropriate waivers for such requirements as of and for the year
ended April 30, 1995.   Total consolidated borrowings under this agreement were
$16,465,000 and $18,125,000 at April 30, 1995 and 1994, respectively (of which
$322,000 and $431,000 were borrowed on the account of NFS at April 30, 1995 and 1994, respectively).

       Aggregate maturities of long-term debt and capital lease obligations are $93,000 in fiscal 1996 and $16,465,000 in fiscal 1999.

SHORT-TERM BORROWINGS:

       In addition to the Company borrowing funds under its revolving credit agreement, the Company periodically borrows funds from banks on a short-term basis for working capital purposes. There were no short-term borrowings outstanding as of April 30, 1995 or 1994. Short-term borrowing amounts during fiscal year 1995 and 1993 were as follows (there were no short-term borrowings in fiscal 1994) (in thousands):

                                                            1995        1993
                                                          --------    --------
             Maximum amount outstanding during the year    $5,000      $5,340
             Average borrowings during the year               465       3,016
             Weighted average short-term interest rates      7.6%        6.1%


NOTE 6 - DISCOUNTED LEASE RENTALS:

       NFS and NCDA utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10% and payments are generally due in varying monthly installments through October 2000.

       Discounted lease rentals of NFS and NCDA consisted of the following (in thousands):


                                                       AS OF APRIL 30,
                                               -----------------------------
                                                  1995                1994
                                               ---------           ---------
   Nonrecourse borrowings. . . . . . . . .     $ 24,712            $ 25,918
   Recourse borrowings . . . . . . . . . .        3,050               4,397
                                               ---------           ---------
   Total discounted lease rentals. . . . .       27,762              30,315
   Less - current maturities . . . . . . .      (11,449)            (11,470)
                                               ---------           ---------
                                               $ 16,313            $ 18,845
                                               ---------           ---------
                                               ---------           ---------


       In addition to the recourse to NFS and/or NCDA as described above, recourse to Norstan, Inc. relative to discounted lease rentals was limited to $986,000 as of April 30, 1995 and $782,000 as of April 30, 1994.

                         NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - DISCOUNTED LEASE RENTALS (CONTINUED):

       Aggregate maturities of discounted lease rentals as of April 30, 1995 are as follows (in thousands):

                       YEAR                                          AMOUNT
                       -----------------------------------        -----------
                       1995. . . . . . . . . . . . . . .            $11,449
                       1996. . . . . . . . . . . . . . .              8,093
                       1997. . . . . . . . . . . . . . .              4,910
                       1998. . . . . . . . . . . . . . .              2,699
                       1999 and thereafter . . . . . . .                611
                                                                  -----------
                                                                    $27,762
                                                                  -----------
                                                                  -----------


NOTE 7 - INCOME TAXES:

       The Company adopted SFAS No. 109, "Accounting for Income Taxes" as of May 1, 1993 and recorded a $375,000 charge to consolidated net income for the cumulative effect of the change in method of accounting for income taxes.


       The Company has recorded the following net deferred income taxes as of April 30 (in thousands):


                                                         1995         1994
                                                     ----------   ----------
 Current deferred income tax benefits. . . . . . .    $  3,959     $  3,233
 Current deferred income taxes . . . . . . . . . .        (325)        (398)
                                                     ----------   ----------
   Net current deferred income tax benefits. . . .       3,634        2,835
                                                     ----------   ----------
 Noncurrent deferred income tax benefits . . . . .      13,260        9,454
 Noncurrent deferred income taxes. . . . . . . . .     (21,929)     (17,453)
 Valuation allowance . . . . . . . . . . . . . . .        (224)        (230)
                                                     ----------   ----------
   Net noncurrent deferred income taxes. . . . . .      (8,893)      (8,229)
                                                     ----------   ----------
   Net deferred income taxes . . . . . . . . . . .    $ (5,259)    $ (5,394)
                                                     ----------   ----------
                                                     ----------   ----------

       The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of April 30 (in thousands):


                                                     1995             1994
                                                 ----------       ----------
  Accelerated depreciation . . . . . . . . .      $(19,669)        $(14,830)
  Amortization of intangible assets. . . . .          (923)          (1,185)
  Capital leases . . . . . . . . . . . . . .          (546)            (507)
  Operating leases . . . . . . . . . . . . .        11,142            7,182
  Long-term contract costs . . . . . . . . .           606              359
  Inventory reserves . . . . . . . . . . . .           676              590
  Deferred revenue . . . . . . . . . . . . .            -              (230)
  Allowance for doubtful accounts. . . . . .           901              895
  Vacation reserves. . . . . . . . . . . . .           958              568
  Warranty reserves. . . . . . . . . . . . .           489              395
  Tax credits and carryforwards. . . . . . .           220              584
  Self insurance reserve . . . . . . . . . .           245              202
  Other, net . . . . . . . . . . . . . . . .           866              813
  Valuation allowance. . . . . . . . . . . .          (224)            (230)
                                                 ----------       ----------
    Net deferred tax liabilities . . . . . .      $ (5,259)        $ (5,394)
                                                 ----------       ----------
                                                 ----------       ----------

                         NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - INCOME TAXES (CONTINUED):

       The domestic and foreign components of income (loss) before the cumulative effect of accounting change and provision for income taxes are as follows (in thousands):


                                               YEARS ENDED APRIL 30,
                                     ---------------------------------------
                                        1995           1994           1993
                                     ---------      ---------       --------
       Domestic. . . . . . . .        $11,363        $11,164         $9,230
       Foreign . . . . . . . .            409         (1,016)          (729)
                                     ---------      ---------       --------
                                      $11,772        $10,148         $8,501
                                     ---------      ---------       --------
                                     ---------      ---------       --------


       The provision (benefit) for income taxes consisted of the following (in thousands):


                                                   YEARS ENDED APRIL 30,
                                           ------------------------------------
                                             1995           1994         1993
                                           --------       --------     --------
       Current
         Domestic. . . . . . . . . . . .    $4,325         $3,144       $2,077
         Foreign . . . . . . . . . . . .       516           (369)           5
                                           --------       --------     --------
                                             4,841          2,775        2,082
                                           --------       --------     --------
       Deferred
         Domestic. . . . . . . . . . . .       179          1,382        1,512
         Foreign . . . . . . . . . . . .      (311)             4         (193)
                                           --------       --------     --------
                                              (132)         1,386        1,319
                                           --------       --------     --------
       Provision for income taxes. . . .    $4,709         $4,161       $3,401
                                           --------       --------     --------
                                           --------       --------     --------


       The differences between the effective tax rate and income taxes computed using the federal statutory rate were as follows:

                                                    YEARS ENDED APRIL 30,
                                               ------------------------------
                                                1995       1994         1993
                                               ------     ------       ------
              Federal statutory rate . . . .     35%        34%          34%
              State income taxes, net of
                federal tax benefit. . . . .      4          4            4
              Other, net . . . . . . . . . .      1          3            2
                                               ------     ------       ------
                                                 40%        41%          40%
                                               ------     ------       ------
                                               ------     ------       ------


                         NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - STOCK OPTIONS AND STOCK PLAN:

       The Company has adopted the 1986 Long-Term Incentive Plan of Norstan, Inc. (1986 Plan), a stock plan which provides for the granting of non-qualified stock options, incentive stock options, and restricted stock. The following is a summary of activity of the 1986 Plan:


                                                     YEARS ENDED APRIL 30,
                                                ------------------------------
                                                  1995       1994       1993
                                                --------   --------   --------
       Options outstanding, beginning
         of year . . . . . . . . . . . . . .    340,212    337,212    357,200
       Granted . . . . . . . . . . . . . . .     55,000      3,000     10,000
       Exercised - at prices from
         $5.25 to $8.44 per share. . . . . .    (64,426)        -     (29,988)
       Forfeited . . . . . . . . . . . . . .     (8,586)        -          -
                                                --------   --------   --------
       Options outstanding, end of
         year. . . . . . . . . . . . . . . .    322,200    340,212    337,212
                                                --------   --------   --------
                                                --------   --------   --------



       The 1986 Plan, as amended in fiscal 1994, provides for a maximum of 800,000 shares to be granted to key employees in the form of stock options or restricted stock. At April 30, 1995, options outstanding under the 1986 Plan were exercisable to fiscal year 2005 at prices from $5.25 to $19.50 per share and approximately 213,000 shares were available for future grant. There were 322,200 options outstanding under the 1986 Plan at April 30, 1995, of which options for approximately 236,000 shares were exercisable at that date.

       In 1987, the Company adopted the Directors' Stock Option Plan (1986 Directors' Plan). The 1986 Directors' Plan provides for the granting of options for 10,000 shares to each outside director of the Company upon election as a director at a price equal to the market price on the date of grant, exercisable at 20% per year and expiring after ten years. At April 30, 1995, options for 70,000 shares were outstanding and exercisable at prices ranging from $6.13 to $15.25 per share. At April 30, 1995, 26,000 shares were available for future grant under the 1986 Directors' Plan.

       The Company has maintained an Employee Stock Purchase and Bonus Plan (the
Plan) since 1980 which allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company's common stock. Shares are purchased annually under the Plan at a price equal to 85% of the market price on the last day of the calendar year. During fiscal 1995, 90,596 shares were issued under the Plan and, at April 30, 1995, approximately 427,000 shares were available for future issuance.

       The tax benefits associated with the exercise of stock options or issuance of shares under the Plan, not related to expenses recognized for financial reporting purposes, have been credited to capital in excess of par value in the accompanying consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - STOCK OPTIONS AND STOCK PLAN (CONTINUED):

       The Company has adopted a Restricted Stock Award Plan which provided for the awarding of 150,000 shares of Company stock to selected employees. In addition, restricted stock can be granted under the 1986 Plan. Recipients of restricted stock awards under these plans are not required to make any payments for the stock or provide consideration other than the rendering of services. Shares of stock awarded under the plans are subject to certain restrictions on transfer and all or part of the shares awarded to an employee may be subject to forfeiture upon the occurrence of certain events, including termination of employment. In fiscal 1995, 5,000 shares were awarded under the 1986 Plan. Through April 30, 1995, 141,750 shares have been awarded under the Restricted Stock Award Plan and 66,853 shares have been awarded under the 1986 Plan. The fair market value of the shares granted under these plans are generally amortized over a four year period. Amortization of $74,000, $146,000 and $147,000 has been charged to operations in 1995, 1994 and 1993, respectively.

NOTE 9 - OTHER TRANSACTION:

       In May 1992, the Company sold its Omaha, Nebraska area ROLM customer base to LinTel Systems. Included in the results of fiscal year 1993 is a pre-tax gain of $225,000, or $.03 per share of net income, related to the sale of the Omaha ROLM customer base.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

LEGAL PROCEEDINGS:

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

OPERATING LEASE COMMITMENTS:

       The Company and its subsidiaries conduct a portion of their operations in leased facilities. Most of the leases require payment of maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Lease expense, as recorded in the accompanying consolidated statements of operations, was $8,661,000 in 1995, $8,319,000 in 1994 and $7,442,000 in 1993.

       Future minimum lease payments under noncancelable leases with initial or remaining terms of one year or more were as follows at April 30, 1995 (in thousands):


               YEARS ENDING APRIL 30:
               --------------------------------------------------
               1996. . . . . . . . . . . . . . .          $ 5,964
               1997. . . . . . . . . . . . . . .            4,544
               1998. . . . . . . . . . . . . . .            3,432
               1999. . . . . . . . . . . . . . .            2,116
               2000. . . . . . . . . . . . . . .            1,746
               Thereafter. . . . . . . . . . . .            1,558
                                                         --------
                   Net minimum lease payments. .          $19,360
                                                         --------
                                                         --------


CUSTOMER COMMITMENTS:

       The Company has entered into sales contracts with certain customers containing future performance obligations. Although the financial impact of these performance obligations is not determinable, management believes they will not have a material effect on the future operating results of the Company.

                         NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 -- COMMITMENTS AND CONTINGENCIES (CONTINUED):

 SHAREHOLDER RIGHTS PLAN:

       In May 1988, the Board of Directors authorized a shareholder rights plan which provides for a dividend distribution of one right for each outstanding share of common stock to shareholders of record on June 13, 1988. The rights will become exercisable in the event, with certain exceptions, an acquiring party accumulates 20% or more of the voting power of the Company, or the commencement of a tender or exchange offer which would result in the party having beneficial ownership of 30% or more of the voting power of the Company. Each right entitles the holder to purchase from the Company one share of common stock at $25 per share, subject to adjustment. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the Company's common stock at one-fourth of its market value or stock in an acquiring party at one-half of its market value.

NOTE 11 -- OPERATIONS BY GEOGRAPHIC AREA:

       The following table sets forth the Company's operations by geographic area as of and for the years ended April 30, 1995, 1994 and 1993 (in thousands):


                                            1995          1994         1993
                                         ----------    ----------   ----------
       Revenues:
         United States . . . . . .        $262,235      $211,130     $177,732
         Canada. . . . . . . . . .          28,010        20,769       18,124
                                         ----------    ----------   ----------
                                          $290,245      $231,899     $195,856
                                         ----------    ----------   ----------
                                         ----------    ----------   ----------

       Net income (loss):
         United States . . . . . .        $  6,617      $  6,263     $  5,641
         Canada. . . . . . . . . .             446          (651)        (541)
                                         ----------    ----------   ----------
                                          $  7,063      $  5,612     $  5,100
                                         ----------    ----------   ----------
                                         ----------    ----------   ----------
       Identifiable Assets:
         United States . . . . . .        $143,443      $137,038     $108,963
         Canada. . . . . . . . . .          18,266        12,624       11,768
                                         ----------    ----------   ----------
                                          $161,709      $149,662     $120,731
                                         ----------    ----------   ----------
                                         ----------    ----------   ----------


                         NORSTAN, INC. AND SUBSIDIARIES

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                      (In Thousands, Except Per Share Data)


                                 First        Second       Third        Fourth
                                 Quarter      Quarter      Quarter      Quarter
                                 -------      -------      -------      -------

1995
- ----
Revenues                         $62,824      $71,998      $74,612      $80,811
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------
Gross margin                     $19,736      $22,060      $22,421      $23,921
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------
Operating income                 $ 2,332      $ 3,449      $ 3,524      $ 4,108
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------

Net income                       $ 1,203      $ 1,869      $ 1,871      $ 2,120
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------
Net income per common and
  common equivalent share        $   .28      $   .43      $   .43      $   .48
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------

1994
- ----

Revenues                         $48,670      $57,442      $56,218      $69,569
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------
Gross margin                     $16,928      $19,503      $18,650      $21,142
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------
Operating income                 $ 1,931      $ 2,942      $ 2,883      $ 3,330
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------
Net income                       $   625      $ 1,560      $ 1,608      $ 1,819
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------
Net income per common and
  common equivalent share        $   .15      $   .37      $   .38      $   .42
                                 -------      -------      -------      -------
                                 -------      -------      -------      -------


       Throughout each year, the income tax provision is recorded based upon estimates of the overall expected tax rate for that year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No changes in or disagreements with accountants have occurred within the two-year period ended April 30, 1995, which required reporting on Form 8-K.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors and executive officers of the Company, set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16 (a)" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 20, 1995, is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 20, 1995, other than the subsections captioned "Report of the Compensation and Stock Option Committee" and "Performance Graph", is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 20, 1995, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Certain Transactions" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 20, 1995, is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

          l.   Financial Statements

               See Index to Financial Statements and Financial Statement Schedules on page 21 of this report.

          2.   Financial Statement Schedules

               All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

          3.   Exhibits

               See Index to Exhibits on page 44 of this report.

(b)       REPORTS ON FORMS 8-K.

          No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 27, 1995.


                                             NORSTAN, INC.
                                             Registrant



                                             By /s/ Paul Baszucki
                                               ---------------------------------
                                                 Paul Baszucki, Co-Chairman
                                                 of the Board and Chief
                                                 Executive Officer



                                             By /s/ Richard Cohen
                                               ---------------------------------
                                                Richard Cohen, Vice-Chairman
                                                of the Board and Chief
                                                Financial Officer (Principal
                                                Financial and Accounting
                                                Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                            Date
          ---------                                            ----

     /s/ Sidney R. Cohen                                    July 27, 1995
- --------------------------------------------------------
     Sidney R. Cohen, Co-Chairman of the Board
     and Director



     /s/ Paul Baszucki                                      July 27, 1995
- --------------------------------------------------------
     Paul Baszucki, Co-Chairman of the Board,
     Chief Executive Officer and Director



     /s/ Richard Cohen                                      July 27, 1995
- --------------------------------------------------------
     Richard Cohen, Vice-Chairman of the Board,
     Chief Financial Officer and Director
     (Principal Financial and Accounting Officer)



     /s/ Max A. Mayer                                       July 27, 1995
- --------------------------------------------------------
     Max A. Mayer, President,
     Chief Operating Officer and Director



     /s/ Winston E. Munson                                  July 27, 1995
- --------------------------------------------------------
     Winston E. Munson, Secretary
     and Director



     /s/ Robert K. Dahl                                     July 27, 1995
- --------------------------------------------------------
     Robert K. Dahl, Director



     /s/ Arnold Lehrman                                     July 27, 1995
- --------------------------------------------------------
     Arnold Lehrman, Director



     /s/ Connie M. Levi                                     July 27, 1995
- --------------------------------------------------------
     Connie M. Levi, Director



     /s/ Gerald D. Pint                                     July 27, 1995
- --------------------------------------------------------
     Gerald D. Pint, Director



     /s/ Stanley Schweitzer                                 July 27, 1995
- --------------------------------------------------------
     Stanley Schweitzer, Director



     /s/ Herbert F. Trader                                  July 27, 1995
- --------------------------------------------------------
     Herbert F. Trader, Director

                                  EXHIBIT INDEX


Exhibit
  No.     Description                                                       Page
- -------   -----------                                                       ----


 3(a) Restated Articles of Incorporation of the Company, as amended [filed as Exhibit 3(a) to the Company's
          Annual Report on Form 10-K for the year ended
          April 30, 1988 (File No. 0-8141) and incorporated herein by reference].

 3(b) Bylaws of the Company [filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 (File No. 0-8141) and incorporated herein by reference].

 3(c) Rights Agreement dated May 17, 1988 between Norstan, Inc. and Norwest Bank Minnesota, N.A. [filed as Exhibit 1 to the Company's Registration Statement on Form 8-A (File
          No. 0-8141) and incorporated herein by reference].

10(a) Agreement for ROLM Authorized Distributors, effective July 27, 1993, between Norstan Communications, Inc. and ROLM Company [filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 (File No. 0-8141) and incorporated herein by reference].

10(b)     Credit Agreement dated as of October 28, 1994, among
          Norstan, Inc., First Bank National Association, and
          Harris Trust and Savings Bank.

10(c) Loan and Security Agreement dated April 29, 1993, between Norstan Financial Services, Inc. and Sanwa Business Credit Corporation [filed as Exhibit 10(b) to the Company's Current Report on Form 8-K, dated April 29, 1993 (File No. 0-8141) and incorporated herein by reference]; First Amendment dated December 30, 1993.

(1)10(d)  1990 Employee Stock Purchase and Bonus Plan of Norstan,
          Inc., as amended [filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended April 30,
          1993 (File No. 0-8141) and incorporated herein by reference].

(1)10(e)  Norstan, Inc. 1986 Long-Term Incentive Plan, as amended
          [filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 (File No.
          0-8141) and incorporated herein by reference].

(1)10(f)  Norstan, Inc. Directors Stock Option Plan [filed as
          Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended April 30, 1987 (File No. 0-8141) and incorporated herein by reference].

Exhibit
  No.       Description                                                     Page
- -------     -----------                                                     ----

(1)10(g) Consulting Agreement dated March 4, 1995 between Sidney Cohen and Norstan, Inc.

(1)10(h)    Employment Agreement dated April 7, 1995 between Paul
            Baszucki and the Company.

(1)10(i)    Employment Agreement dated April 7, 1995 between
            Richard Cohen and the Company.

(1)10(j)    Employment Agreement dated April 7, 1995 between Max
            Mayer and the Company.

11          Statement Regarding Computation of Earnings Per Share           46

22          Subsidiaries of Norstan, Inc.                                   47

24          Consent of Independent Public Accountants                       48

27          Financial Data Schedule

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any shareholder of the Company, upon receipt of a written request from such person for any such exhibit. Such request should be sent to Norstan, Inc., 605 North Highway 169, Twelfth Floor, Plymouth, Minnesota 55441,
Attention:  Investor Relations.

(1) Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.