Form 10-Q
period 1995-07-29
NORSTAN INC
filed 1995-09-12
CIK 72418

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


      (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         --------------   ------------


                          Commission File Number 0-8141


                                  NORSTAN, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MINNESOTA                              41-0835746
     -------------------------------          -----------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


        605 NORTH HIGHWAY 169, TWELFTH FLOOR, PLYMOUTH, MINNESOTA  55441
       -------------------------------------------------------------------


                                  612/420-1100
             -------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .  No      .
     ---        ---
On September 5, 1995, there were 4,221,341 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

PART 1.  FINANCIAL INFORMATION

ITEM 1.


                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                    (In thousands, except per share amounts)


                                                THREE MONTHS ENDED
                                               --------------------
                                               July 29,    July 30,
                                                 1995        1994
                                               --------    --------
REVENUES:
  Sale of products and systems                 $40,670     $34,188
  Telecommunications services                   30,435      27,430
  Financial services                             1,296       1,206
                                               -------     -------
     Total revenues                             72,401      62,824
                                               -------     -------
COST OF SALES:
  Products and systems                          30,458      25,861
  Telecommunications services                   20,954      16,657
  Financial services                               571         570
                                               -------     -------
    Total cost of sales                         51,983      43,088
                                               -------     -------
GROSS MARGIN                                    20,418      19,736
  Selling, General &
    Administrative Expenses                     17,680      17,404
                                               -------     -------
OPERATING INCOME                                 2,738       2,332
  Interest Expense                                (398)       (351)
  Interest and Other Income, Net                    49          24
                                               -------     -------
INCOME BEFORE PROVISION FOR INCOME TAXES         2,389       2,005
    Provision for Income Taxes                     956         802
                                               -------     -------
NET INCOME                                     $ 1,433     $ 1,203
                                               -------     -------
                                               -------     -------
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                      $   .32     $   .28
                                               -------     -------
                                               -------     -------
WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                             4,474       4,328
                                               -------     -------
                                               -------     -------


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                   July 29,         April 30,
                                                     1995             1995
                                                  -----------       ---------
                                                  (Unaudited)       (Audited)

ASSETS

CURRENT ASSETS:
     Cash                                           $  3,364         $  1,308
     Accounts receivable, net of allowances for
        doubtful accounts of $911 and $804            56,290           51,779
     Current lease receivables                        13,329           14,122
     Inventories
                                                      10,509           11,137
     Costs and estimated earnings in excess of
        billings of $17,254 and $16,691
                                                      12,002           10,926
     Prepaid income taxes
                                                       3,801            3,634
     Prepaid expenses, deposits and other              3,011            2,331
                                                    --------         --------
        TOTAL CURRENT ASSETS                         102,306           95,237
                                                    --------         --------


PROPERTY AND EQUIPMENT:
     Furniture, fixtures and equipment                67,955           64,652
     Less-accumulated depreciation
        and amortization                             (35,037)         (32,885)
                                                    --------         --------
        NET PROPERTY AND EQUIPMENT                    32,918           31,767
                                                    --------         --------


OTHER ASSETS:
     Lease receivables, net of current maturities     26,506           26,381
     Franchise rights and other intangible assets,
        net of amortization of $3,574 and $3,435       7,741            7,904
     Other                                               572              420
                                                    --------         --------
        TOTAL OTHER ASSETS                            34,819           34,705
                                                    --------         --------

                                                    $170,043         $161,709
                                                    --------         --------
                                                    --------         --------


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)



                                                   July 29,         April 30,
                                                     1995              1995
                                                  -----------       ---------
                                                  (Unaudited)       (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt           $     59       $     93
     Current maturities of discounted lease rentals   10,710         11,449
     Accounts payable                                 14,373         16,467
     Accrued-
        Salaries and wages                             7,274         10,841
        Deferred revenue                              15,637         15,045
        Warranty costs                                 1,712          1,756
        Other liabilities                              5,878          5,118
    Income taxes payable                               1,146            158
    Billings in excess of costs and estimated
      earnings of $10,773 and $10,121                  3,443          2,127
                                                    --------       --------

     TOTAL CURRENT LIABILITIES                        60,232         63,054
                                                    --------       --------


LONG-TERM DEBT, net of current maturities             28,560         16,465

DISCOUNTED LEASE RENTALS, net of current maturities   13,905         16,313

DEFERRED INCOME TAXES                                  8,954          8,893
                                                    --------       --------

SHAREHOLDERS' EQUITY:
     Common stock - $.10 par value;
        20,000,000 authorized shares;
        4,221,341 and 4,215,441 shares
        issued and outstanding                           422            422
     Capital in excess of par value                   26,144         26,031
     Retained earnings                                32,920         31,486
     Unamortized cost of stock                          (197)          (149)
     Foreign currency translation adjustments           (897)          (806)
                                                    --------       --------

        TOTAL SHAREHOLDERS' EQUITY                    58,392         56,984
                                                    --------       --------

                                                    $170,043       $161,709
                                                    --------       --------
                                                    --------       --------


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.


                         NORSTAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                        THREE MONTHS ENDED
                                                     -----------------------
                                                     July 29,       July 30,
                                                       1995           1994
                                                     --------       --------
OPERATING ACTIVITIES:
Net income                                           $ 1,433        $ 1,203
Adjustments to reconcile net income to net
     cash provided by operating activities-
        Depreciation and amortization                  2,490          2,226
        Deferred income taxes                           (111)           607
        Changes in operating items:
           Accounts receivable                        (4,543)          (868)
           Inventories                                   618         (1,576)
           Costs and estimated earnings in excess
              of billings                             (1,091)        (1,742)
            Prepaid expenses, deposits and other        (680)          (188)
            Accounts payable                          (2,076)         2,041
    Accrued liabilities                               (2,235)        (1,603)
    Billings in excess of costs and estimated
     earnings                                          1,317           (249)
    Income taxes payable                                 989             -
                                                     -------        -------

     Net Cash Used For Operating Activities           (3,889)          (149)
                                                     -------        -------
INVESTING ACTIVITIES:
  Additions to property and equipment, net            (3,501)        (3,472)
  Investment in lease contracts                       (3,918)        (3,309)
  Collections from lease contracts                     4,559          3,794
  Other, net                                            (134)           (96)
                                                     -------        -------

     Net Cash Used For Investing Activities           (2,994)        (3,083)
                                                     -------        -------
FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements        35,590         36,180
  Repayments under revolving credit agreements       (23,495)       (30,370)
  Repayments of long-term debt                           (34)           (31)
  Borrowings on discounted lease rentals                  -           1,684
  Repayments of discounted lease rentals              (3,138)        (3,059)
  Proceeds from sale of common stock                      21             -
                                                     -------        -------

     Net Cash Provided By Financing Activities         8,944          4,404
                                                     -------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (5)            (2)
                                                     -------        -------
NET INCREASE IN CASH                                   2,056          1,170
CASH, BEGINNING OF PERIOD                              1,308            755
                                                     -------        -------
CASH, END OF PERIOD                                  $ 3,364        $ 1,925
                                                     -------        -------
                                                     -------        -------



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 29, 1995

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

NORSTAN FINANCIAL SERVICES, INC. (NFS) -

NFS provides financing for customers of the Company. Leases are accounted for as sales-type leases for consolidated financial reporting purposes. Condensed unaudited statements of operations of NFS are as follows (in thousands):

                                             THREE MONTHS ENDED
                                           ----------------------
                                            July 29,     July 30,
                                              1995         1994
                                           ----------   ---------

     Revenues                                $ 1,171     $ 1,139

     Interest expense                           (487)       (518)

     Other expenses                             (244)       (306)
                                             -------     -------

       Income before provision
       for income taxes                          440         315


     Provision for income taxes                 (176)       (126)
                                             -------     -------

       Net income                            $   264     $   189
                                             -------     -------
                                             -------     -------

SUPPLEMENTAL CASH FLOWS INFORMATION -

Supplemental disclosure of cash flows information is as follows (in thousands):


                                               THREE MONTHS ENDED
                                             ---------------------
                                             July 29,     July 30,
                                               1995         1994
                                             --------     --------
     Cash paid for:

       Interest                               $1,001       $  868

       Income taxes                               69            6

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

During the quarter ended July 29, 1995, the Company's net income improved compared to the quarter ended July 30, 1994, increasing 19.1% to $1,433,000, or $.32 per common share, compared to $1,203,000, or $.28 per common share.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                        DOLLAR AMOUNTS AS A
                                                       PERCENTAGE OF REVENUES                   PERCENTAGE
                                                         Three Months Ended                      INCREASE
                                                  -------------------------------            ----------------
                                                    July 29,            July 30,                   Fiscal
                                                      1995                1994                  1996 VS 1995
                                                  ------------        -----------            ----------------
REVENUES:
     Sales of Products and Systems                    56.2%              54.4%                     19.0%
     Telecommunications Services                      42.0%              43.7%                     11.0%
     Financial Services                                1.8%               1.9%                      7.5%
                                                  ------------        -----------

        Total Revenues                               100.0%             100.0%                     15.2%

COST OF SALES                                         71.8%              68.6%                     20.6%
                                                  ------------        -----------

GROSS MARGIN                                          28.2%              31.4%                     3.5%
SELLING, GENERAL & ADMINISTRATIVE
     EXPENSES                                         24.4%              27.7%                     1.6%
                                                  ------------        -----------

OPERATING INCOME                                      3.8%               3.7%                      17.4%
     Interest Expense                               ( 0.5% )           ( 0.5% )                    13.4%
                                                  ------------        -----------
INCOME BEFORE PROVISION FOR
     INCOME TAXES                                     3.3%               3.2%                      19.2%
     Provision for Income Taxes                       1.3%               1.3%                      19.2%
                                                  ------------        -----------
NET INCOME                                            2.0%               1.9%                      19.1%
                                                  ------------        -----------
                                                  ------------        -----------

The following table sets forth, for the periods indicated, the gross margin percentages for sales of products and systems, telecommunications services and financial services.

                                                         Three Months Ended
                                                  -------------------------------
                                                    July 29,           July 30,
                                                      1995               1994
                                                  ------------       ------------
GROSS MARGIN PERCENTAGES:
     Sales of Products and Systems                    25.1%              24.4%
     Telecommunications Services                      31.2%              39.3%
     Financial Services                               55.9%              52.7%

          REVENUES. Revenues increased 15.2%, to $72,401,000 for the quarter ended July 29, 1995 as compared to $62,824,000 for the similar period last year. Sales of products and systems increased $6,482,000, or 19.0% for the quarter ended July 29, 1995 as compared to the quarter ended July 30, 1994 as a result of increased demand for the Company's telephone systems, call transaction processing and videoconferencing products.

          Revenues from telecommunications services increased $3,005,000, or 11.0% for the quarter ended July 29, 1995 as compared to the quarter ended
July 30, 1994. Revenues from telecommunications services have increased following the growth in the sales of telecommunications products and systems in fiscal 1995 and 1994. Revenues from financial services increased $90,000, or 7.5% in the three month period ended July 29, 1995 as compared to the three month period ended July 30, 1994.

          GROSS MARGIN. The Company's gross margin increased $682,000 or 3.5%, to $20,418,000 for the three months ended July 29, 1995 as compared to $19,736,000 for the three months ended July 30, 1994. As a percent of total revenues, gross margin declined to 28.2% for the three month period ended July 29, 1995 as compared to 31.4% for the three month period ended July 30, 1994. The decrease in the gross margin percentage in fiscal 1996 is primarily a result of the changing mix of products which results from the Company's expanded line of product offerings.

          Gross margin as a percent of revenues for the sale of products and systems was 25.1% for the three month period ended July 29, 1995 as compared to 24.4% for the similar period ended July 30, 1994. Gross margin as a percent of revenues for telecommunications services was 31.2% for the three month period ended July 29, 1995 as compared to 39.3% for the similar period ended July 30, 1994. This decrease resulted primarily from changes in the mix of services and decreased margins applicable to moves, adds and changes. Gross margin as a percent of revenues for financial services was 55.9% for the three month period ended July 29, 1995 as compared to 52.7% for the three month period ended July 30, 1994.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $276,000, or 1.6% for the quarter ended July 29, 1995 as compared to the quarter ended July 30, 1994. This increase resulted primarily from increased expenses necessary to support the increased revenues. As a percent of revenues, selling, general and administrative expenses declined to 24.4% for the three month period ended July 29, 1995 as compared to 27.7% for the similar period ended July 30, 1994. This decrease in selling, general and administrative expenses as a percent of revenues resulted from volume related efficiencies, as sales volume increased without a proportional increase in expenses. The Company expects its selling, general and administrative expenses, as a percent of revenues, for the remainder of fiscal 1996 to continue to be lower than fiscal 1995, although there can be no assurance that this trend will continue.

          OPERATING INCOME. Operating income increased $406,000, or 17.4%, to $2,738,000 for the quarter ended July 29, 1995 as compared to $2,332,000 for the quarter ended July 30, 1994. As a percent of revenues, operating income increased to 3.8% for the three month period ended July 29, 1995 as compared to 3.7% for the similar period ended July 30, 1994.

          OTHER COSTS AND EXPENSES. Interest expense increased to $398,000 for the three month period ended July 29, 1995 as compared to $351,000 for the similar period ended July 30, 1994. This increase resulted primarily from increased interest rates (8.75% and 7.25% at July 29, 1995 and July 30, 1994, respectively). Average month end revolving credit balances (excluding amounts borrowed to finance NFS leasing activities) were approximately $22,000,000 for the three months ended July 29, 1995 as compared to approximately $21,000,000 for the three months ended July 30, 1994.

     The Company's effective tax rate was 40% for the three month periods ended July 29, 1995 and July 30, 1994. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes. The provisions for income tax have been recorded based upon management's estimate of the annualized effective tax rate.

          NET INCOME. Net income was $1,433,000, or $.32 per common share, and $1,203,000, or $.28 per common share, for the quarters ended July 29, 1995 and July 30, 1994, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL.  Working capital increased to $42,074,000 at July
29, 1995 from $32,183,000 at April 30, 1995.  The current ratio was 1.70 to 1.0 as of July 29, 1995 as compared to 1.51 to 1.0 as of April 30, 1995. Net cash used for operating activities was $3,889,000 for the three months ended July 29, 1995. For the three months ended July 29, 1995, net income of $1,433,000, depreciation and amortization of $2,490,000, increased billings in excess of costs and estimated earnings of $1,317,000, and other sources in total were offset by increased accounts receivable of $4,543,000, decreased accounts payable of $2,076,000 and decreased accrued liabilities of $2,235,000. As of July 29, 1995, the general increase in balance sheet items result from the continued growth of the Company.

     CAPITAL RESOURCES. In October 1994, the Company entered into a $35,000,000 unsecured revolving long-term credit agreement with certain banks. Under this agreement, the total credit facility of $35,000,000 is reduced by $750,000 per fiscal quarter effective January, 1995. As of July 29, 1995, the total capacity of the credit facility was $32,750,000. Borrowings under this agreement are due May 2, 1998 and bear interest at a bank's reference rate (8.75% and 9.00% at July 29, 1995 and April 30, 1995, respectively), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the bank's reference rate. The Company is able to borrow up to $15,000,000 of this credit facility in the form of commercial paper. In addition, Norstan Financial Services, Inc. (NFS) is able to borrow up to $8,000,000 of this facility from Norstan, Inc. Total consolidated borrowings under this agreement were $28,560,000 and $16,465,000 at July 29, 1995 and April 30, 1995,
respectively. There was $1,546,000 borrowed on the account of NFS at July 29, 1995, as compared to $322,000 borrowed on the account of NFS at April 30, 1995. Borrowings by the Company in fiscal 1996 and 1995 have been for working capital and general corporate purposes, to invest in property and equipment, as well as to borrow funds for NFS.

          Capital expenditures for the three months ended July 29, 1995 were $3,501,000 as compared to $3,472,000 for the similar period last year. These expenditures were primarily for telecommunications equipment used as spare parts, computer equipment and facility expansion. The Company has also made a significant investment in lease contracts with its customers. The investment made in lease contracts totaled $3,918,000 for the three months ended July 29, 1995 as compared to $3,309,000 for the similar period last year. Net lease receivables decreased to $39,835,000 at July 29, 1995 as compared to $40,503,000 at April 30, 1995.

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

          Discounted lease rentals as of July 29, 1995 and April 30, 1995 consisted of the following (in thousands):

                                                  July 29,       April 30,
                                                    1995           1995
                                                ------------   ------------
  Nonrecourse borrowings                          $21,594        $24,712
  Recourse borrowings                               3,021          3,050
                                                  -------        -------
  Total discounted lease rentals                   24,615         27,762
     Less-current maturities                      (10,710)       (11,449)
                                                ---------      ---------

                                                  $13,905        $16,313
                                                  -------        -------
                                                  -------        -------



          Included in the recourse borrowings as described above are recourse amounts to Norstan, Inc. of $957,000 as of July 29, 1995 and $986,000 as of April 30, 1995.

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




                                        NORSTAN, INC.
                                        ---------------------------------
                                        Registrant


Date:  September 12, 1995               By  /s/ Paul Baszucki
                                            ----------------------------
                                            Paul Baszucki
                                            Co-Chairman of the Board
                                            and Chief Executive Officer


Date:  September 12, 1995               By  /s/ Richard Cohen
                                            ----------------------------
                                            Richard Cohen
                                            Vice Chairman of the Board
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)