Form 10-Q
period 1995-10-28
NORSTAN INC
filed 1995-12-12
CIK 72418

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 28, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                          Commission File Number 0-8141


                                  NORSTAN, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Minnesota                             41-0835746
            -------------------------------           ---------------------
            (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)            Identification No.)


         605 North Highway 169, Twelfth Floor, Plymouth, Minnesota 55441
         ---------------------------------------------------------------


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

Yes   X  .  No     .
    -----      -----

On December 4, 1995, there were 4,246,236 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.
                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                    (In thousands, except per share amounts)


                                                      Three Months Ended                   Six Months Ended
                                                  ---------------------------       -----------------------------
                                                   October 28,   October 29,         October 28,     October 29,
                                                     1995            1994                1995          1994
                                                  ------------   ------------       -------------    ------------
REVENUES:
  Sale of Products and Systems                     $  43,351      $  40,551           $  84,020      $  74,738
  Telecommunications Services                         33,812         30,112              64,248         57,542
  Financial Services                                   1,542          1,335               2,838          2,542
                                                  ------------   ------------       -------------    ------------
  Total Revenues                                      78,705         71,998             151,106        134,822
                                                  ------------   ------------       -------------    ------------

COST OF SALES:
  Products and Systems                                32,414         30,265              62,871         56,126
  Telecommunications Services                         23,402         19,114              44,356         35,771
  Financial Services                                     583            559               1,155          1,129
                                                  ------------   ------------       -------------    ------------
  Total Cost of Sales                                 56,399         49,938             108,382         93,026
                                                  ------------   ------------       -------------    ------------

GROSS MARGIN                                          22,306         22,060              42,724         41,796
  Selling, General
    & Administrative Expenses                         18,303         18,611              35,983         36,015
                                                  ------------   ------------       -------------    ------------

OPERATING INCOME                                       4,003          3,449               6,741          5,781
  Interest Expense                                      (450)          (365)               (848)          (716)
  Interest and Other Income, Net                          27             31                  76             55
                                                  ------------   ------------       -------------    ------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                         3,580          3,115               5,969          5,120
  Provision for Income Taxes                           1,432          1,246               2,388          2,048
                                                  ------------   ------------       -------------    ------------

NET INCOME                                         $   2,148      $   1,869           $   3,581      $   3,072
                                                  ------------   ------------       -------------    ------------
                                                  ------------   ------------       -------------    ------------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                          $     .48      $     .43           $     .80      $     .71
                                                  ------------   ------------       -------------    ------------
                                                  ------------   ------------       -------------    ------------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                   4,495          4,346               4,485          4,337
                                                  ------------   ------------       -------------    ------------
                                                  ------------   ------------       -------------    ------------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                                               October 28,      April 30,
                                                                                  1995             1995
                                                                             --------------- ---------------
                                                                               (Unaudited)      (Audited)
CURRENT ASSETS:
       Cash                                                                    $     2,318    $     1,308
       Accounts receivable, net of allowances for doubtful
          accounts of $1,134 and $804                                               54,577         51,779
       Current lease receivables                                                    15,513         14,122
       Inventories                                                                  11,248         11,137
       Costs and estimated earnings in excess of billings of
        $16,958 and $16,691                                                         11,258         10,926
       Prepaid income taxes                                                          3,707          3,634
       Prepaid expenses, deposits and other                                          2,403          2,331
                                                                             --------------- ---------------
            TOTAL CURRENT ASSETS                                                   101,024         95,237
                                                                             --------------- ---------------

PROPERTY AND EQUIPMENT:
       Furniture, fixtures and equipment                                            67,530         64,652
       Less-accumulated depreciation and amortization                              (34,335)       (32,885)
                                                                             --------------- ---------------
            NET PROPERTY AND EQUIPMENT                                              33,195         31,767
                                                                             --------------- ---------------

OTHER ASSETS:
       Lease receivables, net of current maturities                                 25,478         26,381
       Franchise rights and other intangible assets,
         net of amortization of $3,714 and $3,435                                    7,614          7,904
       Other                                                                           508            420
                                                                             --------------- ---------------
            TOTAL OTHER ASSETS                                                      33,600         34,705
                                                                             --------------- ---------------

                                                                                $  167,819     $  161,709
                                                                             --------------- ---------------
                                                                             --------------- ---------------

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)


                                                                                October 28,          April 30,
                                                                                   1995                1995
                                                                             ----------------    ---------------
                                                                                (Unaudited)           (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt                                       $     24            $     93
       Current maturities of discounted lease rentals                               10,057              11,449
       Accounts payable                                                             13,893              16,467
       Accrued -
          Salaries and wages                                                         7,800              10,841
          Deferred revenue                                                          15,866              15,045
          Warranty costs                                                             1,689               1,756
          Other liabilities                                                          6,673               5,118
       Income taxes payable                                                          1,022                 158
       Billings in excess of costs and estimated earnings of $8,013
         and $10,121                                                                 1,804               2,127
                                                                             ----------------    ---------------
             TOTAL CURRENT LIABILITIES                                              58,828              63,054
                                                                             ----------------    ---------------

LONG-TERM DEBT, net of current maturities                                           27,250              16,465

DISCOUNTED LEASE RENTALS, net of current maturities                                 11,972              16,313

DEFERRED INCOME TAXES                                                                9,081               8,893
                                                                             ----------------    ---------------

SHAREHOLDERS' EQUITY:
       Common stock - $.10 par value; 20,000,000 authorized shares;
          4,224,541 and 4,215,441 shares issued and outstanding                        422                 422
       Capital in excess of par value                                               26,213              26,031
       Retained earnings                                                            35,068              31,486
       Unamortized cost of stock                                                      (162)               (149)
       Foreign currency translation adjustments                                       (853)               (806)
                                                                             ----------------    ---------------
             TOTAL SHAREHOLDERS' EQUITY                                             60,688              56,984
                                                                             ----------------    ---------------
                                                                             $     167,819       $     161,709
                                                                             ----------------    ---------------
                                                                             ----------------    ---------------

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                 (In thousands)



                                                                         Six Months Ended
                                                               ----------------------------------
                                                                  October 28,        October 29,
                                                                     1995               1994
                                                               ---------------    ---------------
OPERATING ACTIVITIES:
Net Income                                                       $     3,581        $     3,072
Adjustments to reconcile net income to net cash provided by
  operating activities:
       Depreciation and amortization                                   5,533              4,614
       Deferred income taxes                                             113                 15
       Changes in operating items:
          Accounts receivable                                         (2,818)            (6,936)
          Inventories                                                   (117)            (3,529)
          Costs and estimated earnings in excess of billings            (338)            (1,117)
          Prepaid expenses, deposits and other                           (72)              (453)
          Accounts payable                                            (2,565)             5,655
          Accrued liabilities                                           (718)              (894)
          Billings in excess of costs and estimated earnings            (322)             1,965
          Income taxes payable                                           864                724
                                                               ---------------    ---------------
               Net cash provided by operating activities               3,141              3,116
                                                               ---------------    ---------------

INVESTING ACTIVITIES:
       Additions to property and equipment, net                       (6,631)            (5,717)
       Investment in lease contracts                                  (9,321)            (7,981)
       Collections from lease contracts                                8,817              8,084
       Other, net                                                        (81)                25
                                                               ---------------    ---------------
               Net cash used for investing activities                 (7,216)            (5,589)
                                                               ---------------    ---------------

FINANCING ACTIVITIES:
       Borrowings under revolving credit agreements                   62,330             62,890
       Repayments under revolving credit agreements                  (51,545)           (56,015)
       Repayments of long-term debt                                      (69)               (63)
       Borrowings on discounted lease rentals                             --              1,698
       Repayments of discounted lease rentals                         (5,729)            (5,393)
       Proceeds from sale of common stock                                101                 --
                                                               ---------------    ---------------
               Net cash provided by financing activities               5,088              3,117
                                                               ---------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (3)                11
                                                               ---------------    ---------------

NET INCREASE IN CASH                                                   1,010                655
CASH, BEGINNING OF PERIOD                                              1,308                755

                                                               ---------------    ---------------
CASH, END OF PERIOD                                              $     2,318        $     1,410
                                                               ---------------    ---------------
                                                               ---------------    ---------------

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 28, 1995

                                    UNAUDITED


The information furnished in this report is unaudited and reflects all adjust-ments, which are normal recurring adjustments and, which in the opinion of management, are necessary to present fairly the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. This report should be read in conjunction with the Company's most recent "Annual Report on Form 10-K."

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

NORSTAN FINANCIAL SERVICES, INC. (NFS) -

NFS provides financing for customers of the Company. Leases are accounted for as sales-type leases for consolidated financial reporting purposes. Condensed unaudited statements of operations of NFS are as follows (in thousands):


                                             Six Months Ended
                                       ---------------------------------
                                        October 28,         October 29,
                                           1995                 1994
                                       -------------       -------------
Revenues                                  $ 2,577            $ 2,394

Interest Expense                             (956)            (1,012)

Other Expenses                               (646)              (641)
                                       -------------       -------------

  Income before provision for
    income taxes                              975                741

Provision for income taxes                    390                296
                                       -------------       -------------

  Net Income                              $   585            $   445
                                       -------------       -------------
                                       -------------       -------------

SUPPLEMENTAL CASH FLOWS INFORMATION -

Supplemental disclosure of cash flows information is as follows (in thousands):

                                             Six Months Ended
                                       ---------------------------------
                                        October 28,         October 29,
                                           1995                 1994
                                       -------------       -------------

Cash paid for:

Interest                                $   1,881          $   1,707

Income taxes                            $   1,419          $   1,264


RECENTLY ISSUED ACCOUNTING STANDARDS -

Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. Management believes the adoption of Statement 121 will not have a material impact on the Company's financial position or results of operations.

FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement
123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement 123 in 1996. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position because the Company's plans are fixed stock option plans are fixed stock option plans which have no intrinsic value at the grant date under APB No. 25.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY -

During the quarter ended October 28, 1995, the Company's net income improved compared to the quarter ended October 29, 1994, increasing 14.9% to $2,148,000, or $.48 per common share, compared to $1,869,000, or $.43 per common share. For the six month period ended October 28, 1995, the Company's net income was $3,581,000, or $.80 per common share, compared to $3,072,000 or $.71 per common share, for the same period last year.


RESULTS OF OPERATIONS -

The Company's revenues consist of revenues from the sale of products and systems, telecommunications services and financial services. Revenues from the sale of products and systems result from the sale of new products and upgrades, as well as refurbished equipment. Revenues from telecommunications services result primarily from communications maintenance services, moves, adds and changes and long distance service. Financial services revenues result primarily from leasing activities. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of opera-tions.

SELECTED CONSOLIDATED FINANCIAL DATA

                                             DOLLAR AMOUNTS AS A                         DOLLAR AMOUNTS AS A
                                            PERCENTAGE OF REVENUE     PERCENTAGE        PERCENTAGE OF REVENUES     PERCENTAGE
                                             Three Months Ended        INCREASE            Six Months Ended         INCREASE
                                         --------------------------- -------------   ---------------------------  -------------
                                          October 28,    October 29,    Fiscal        October 28,    October 29,     Fiscal
                                             1995           1994     1996 vs. 1995       1995           1994      1996 vs. 1995
                                         ------------- ------------- -------------   -------------  ------------- -------------
REVENUES:

 Sales of Products and Systems               55.1%         56.3%          6.9%           55.6%           55.4%        12.4%

 Telecommunications Services                 43.0%         41.8%         12.3%           42.5%           42.7%        11.7%

 Financial Services                           1.9%          1.9%         15.5%            1.9%            1.9%        11.6%
                                         ------------- ------------- -------------   -------------  ------------- -------------

   Total Revenues                           100.0%        100.0%          9.3%          100.0%          100.0%        12.1%


COST OF SALES                                71.7%         69.4%         12.9%           71.7%           69.0%        16.5%
                                         ------------- ------------- -------------   -------------  ------------- -------------


GROSS MARGIN                                 28.3%         30.6%          1.1%           28.3%           31.0%         2.2%
SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES                     23.2%         25.8%         (1.7%)          23.8%           26.7%          --
                                         ------------- ------------- -------------   -------------  ------------- -------------

OPERATING INCOME                              5.1%          4.8%         16.1%            4.5%            4.3%        16.6%
 Interest Expense and Other                  (0.6%)        (0.5%)        23.3%           (0.5%)          (0.5%)       18.4%
                                         ------------- ------------- -------------   -------------  ------------- -------------


INCOME BEFORE PROVISION FOR
 INCOME TAXES                                 4.5%          4.3%         14.9%            4.0%            3.8%        16.6%
 Provision for Income Taxes                   1.8%          1.7%         14.9%            1.6%            1.5%        16.6%
                                         ------------- ------------- -------------   -------------  ------------- -------------


NET INCOME                                    2.7%          2.6%         14.9%            2.4%            2.3%        16.6%
                                         ------------- ------------- -------------   -------------  ------------- -------------
                                         ------------- ------------- -------------   -------------  ------------- -------------

     The following table sets forth, for the periods indicated, the gross margin percentages for sales of products and systems, telecommunications services and financial services.


                                               Three Months Ended           Six Months Ended
                                           --------------------------  --------------------------
                                            October 28,   October 29,   October 28,   October 29,
                                              1995           1994           1995        1994
                                           ------------  ------------  ------------- ------------
GROSS MARGIN PERCENTAGES:

  Sales of Products and Systems              25.2%          25.4%          25.2%          24.9%
  Telecommunications Services                30.8%          36.5%          31.0%          37.8%
  Financial Services                         62.2%          58.1%          59.3%          55.6%

RESULTS OF OPERATIONS

     REVENUES. Revenues increased 9.3%, to $78,705,000 for the quarter ended October 28, 1995 as compared to $71,998,000 for the similar period last year. For the six months ended October 28, 1995, revenues increased 12.1%, to $151,106,000 as compared to $134,822,000 for the same period last year. Sales of products and systems increased $2,800,000, or 6.9% and $9,282,000, or 12.4% during the comparable three and six month periods ended October 28, 1995, respectively.

     Revenues from telecommunications services increased $3,700,000, or 12.3% and $6,706,000, or 11.7% in the comparable three and six month periods ended October 28, 1995, respectively. Revenues from telecommunications services generally have increased following the growth in the sales of telecommunications products and systems in fiscal 1995 and 1994. Revenues from financial services increased $207,000, or 15.5% and $296,000, or 11.6% during the comparable three and six month periods ended October 28, 1995, respectively.

     GROSS MARGIN. The Company's gross margin increased $246,000, or 1.1%, to $22,306,000 for the three months ended October 28, 1995 as compared to $22,060,000 for the three months ended October 29, 1994. For the six month period ended October 28, 1995, gross margin increased $928,000, or 2.2%, to $42,724,000 as compared to $41,796,000 for the six months ended October 29, 1994. As a percent of total revenues, gross margin declined to 28.3% for both the three and six month periods ended October 28, 1995 as compared to 30.6% and 31.0% for the three and six month periods ended October 29, 1994.

     Gross margin as a percent of revenues for the sale of products and systems was 25.2% for both the three and six month periods ended October 28, 1995 as compared to 25.4% and 24.9% for the comparable periods ended October 29, 1994, respectively. Gross margin as a percent of revenues for telecommunications services was 30.8% and 31.0% for the three and six month periods ended October 28, 1995 as compared to 36.5% and 37.8% for the comparable periods ended October 29, 1994, respectively. These decreases result from changes in the mix of services, increased service support costs, additional training and development costs required to support the Company's expanded line of product offerings, as well as decreased margins attributable to moves, adds and changes. Gross margin as a percent of revenues for financial services was 62.2% and 59.3% for the three and six month periods ended October 28, 1995 as compared to 58.1% and 55.6% for the three and six month periods ended October 29, 1994, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $308,000, or 1.7% for the quarter ended October 28, 1995 as compared to the quarter ended October 29, 1994. For the six months ended October 28, 1995, selling, general and administrative expenses decreased $32,000, or less than 1% as compared to the similar period last year. These decreases result from a continued effort to contain costs, as well as from a shift in administrative resources to an operational and product line support function. As a percent of revenues, selling, general and administrative expenses declined to 23.2% and 23.8% for the three and six month periods ended October 28, 1995 as compared to 25.8% and 26.7% for the similar periods ended October 29, 1994, respectively. These decreases in selling, general and administrative expenses as a percent of revenues resulted from volume related efficiencies, as sales volume increased without a proportional increase in expenses, as well as the factors discussed above.

     OPERATING INCOME. Operating income increased $554,000, or 16.1%, to $4,003,000 for the quarter ended October 28, 1995 as compared to $3,449,000 for the quarter ended October 29, 1994. For the six months ended October 28, 1995, operating income increased $960,000, or 16.6%, to $6,741,000, as compared to $5,781,000 for the similar period last year. As a percent of revenues, operat-ing income increased to 5.1% and 4.5% for the three and six month periods ended October 28, 1995 as compared to 4.8% and 4.3% for the similar periods ended October 29, 1994, respectively.

     OTHER COSTS AND EXPENSES. Interest expense increased to $450,000 and $848,000 for the three and six month periods ended October 28, 1995 as compared to $365,000 and $716,000 for the similar periods ended October 29, 1994, respectively. These increases resulted primarily from increased interest rates (8.75% and 7.75% at October 29, 1995 and October 28, 1994 respectively). Average month end revolving credit balances (excluding amounts borrowed to finance leasing activities) were approximately
$23,000,000 for the six months ended October 28, 1995 as compared to approximately $21,000,000 for the six months ended October 29, 1994.

     The Company's effective tax rate was 40% for the three and six month periods ended October 28, 1995 and October 29, 1994. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes. The provisions for income tax have been recorded based upon management's estimate of the annualized effective tax rate.

     NET INCOME. Net income was $2,148,000, or $.48 per common share, and $1,869,000, or $.43 per common share, for the quarters ended October 28, 1995 and October 29, 1994, respectively. Net income was $3,581,000, or $.80 per common share, and $3,072,000, or $.71 per common share, for the six month periods ended October 28, 1995 and October 29, 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. Working capital increased to $42,196,000 at October 28, 1995 from $32,183,000 at April 30, 1995. The current ratio was 1.72 to 1.0 at October 28, 1995 as compared to 1.51 to 1.0 at April 30, 1995. Net cash provided by operating activities was $3,141,000 for the six months ended October 28, 1995 as compared to $3,116,000 for the six months ended October 29, 1994. For the six months ended October 28, 1995, net income of $3,581,000, deprecia-tion and amortization of $5,533,000 and increased taxes payable of $864,000 more than offset decreased accrued liabilities of $718,000, increased accounts receivable of $2,818,000, and decreased accounts payable of $2,565,000. For the six months ended October 29, 1994, net income of $3,072,000, depreciation and amortization of $4,614,000, increased accounts payable of $5,655,000, increased billings in excess of costs of $1,965,000, and increased taxes payable of $724,000 more than offset decreased accrued liabilities of $894,000, and increased accounts receivable, inventories and costs and estimated earnings in excess of billings of $6,936,000, $3,529,000 and $1,117,000, respectively.

     CAPITAL RESOURCES. In October 1994, the Company entered into a $35,000,000 unsecured revolving long-term credit agreement with certain banks. Under this agreement, the total credit facility of $35,000,000 is reduced by $750,000 per fiscal quarter effective January 31, 1995. As of October 28, 1995, the total capacity of the credit facility was $32,000,000. Borrowings under this agree-ment are due May 2, 1998 and bear interest at the banks' reference rate (8.75% and 9.00% at October 28, 1995 and April 30, 1995, respectively), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the bank's reference rate. The Company is able to borrow up to $15,000,000 of this credit facility in the form of commercial paper. In addition, Norstan Financial Services, Inc. (NFS) is able to borrow up to $8,000,000 of this facility from Norstan, Inc. Total consolidated borrowings under this agreement were $27,250,000 and $16,465,000 at October 28, 1995 and April 30, 1995, respectively. There was $3,393,000 borrowed for the account of NFS at October 28, 1995, and $322,000 borrowed for the account of NFS at April 30, 1995. Borrowings by the Company in fiscal 1996 and 1995 have been for working capital and general corporate purposes, to invest in property and equipment, as well as to borrow funds for NFS.

     Net capital expenditures for the six months ended October 28, 1995 were $6,631,000 and $5,717,000 for the similar period last year. These expenditures were primarily used for telecommunications equipment used as spare parts, computer equipment and facility expansion. At October 28, 1995, there were no outstanding material commitments for future capital expenditures. The Company has also made a significant investment in lease contracts with its customers. The investment made in lease contracts totaled $9,321,000 for the six months ended October 28, 1995 and $7,981,000 for the similar period last year. Net lease receivables increased to $40,991,000 at October 28, 1995 as compared to $40,503,000 at April 30, 1995.

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

     Discounted lease rentals consisted of the following (in thousands):


                                        October 28,     April 30,
                                           1995           1995
                                       ------------   ------------
     Nonrecourse borrowings             $   19,036     $   24,712
     Recourse borrowings                     2,993          3,050
                                       ------------   ------------
     Total discounted lease rentals         22,029         27,762
          Less-current maturities          (10,057)       (11,449)
                                       ------------   ------------
                                        $   11,972     $   16,313
                                       ------------   ------------
                                       ------------   ------------

     In addition to the recourse as described previously, recourse to Norstan, Inc. relative to discounted lease rentals was limited to $929,000 as of October 28, 1995 and $986,000 as of April 30, 1995.

     Management of the Company believes that a combination of cash to be generated from operations, existing bank facilities and available borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing or the sale of equity or other securities.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated finan-cial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On September 20, 1995, the annual meeting of shareholders of the Company (the "Annual Meeting") was held.

(b)       At the Annual Meeting, the following directors were elected:

                    Paul Baszucki       Winston E. Munson
                    Richard Cohen       Gerald D. Pint
                    Sidney Cohen        Stanley Schweitzer
                    Arnold Lehrman      Dr. Jagdish N. Sheth
                    Connie M. Levi      Herbert F. Trader
                    Max A. Mayer

(c)       The following items were voted upon at the Annual Meeting:

          (1)       Election of Directors:

                    Name                     Votes For      Votes Withheld
                    ----                     ---------      --------------
                    Paul Baszucki            3,560,449           169,438
                    Richard Cohen            3,555,847           174,040
                    Sidney Cohen             3,557,984           171,903
                    Arnold Lehrman           3,586,985           142,902
                    Connie M. Levi           3,586,775           143,112
                    Max A. Mayer             3,558,239           171,648
                    Winston E. Munson        3,559,337           170,550
                    Gerald D. Pint           3,586,950           142,937
                    Stanley Schweitzer       3,587,085           142,802
                    Dr. Jagdish N. Sheth     3,584,921           144,966
                    Herbert F. Trader        3,587,550           142,337

                    Abstentions and Broker non-votes relating to the Election of Directors - 86,317

          (2) The Norstan, Inc. 1995 Long-Term Incentive Plan was approved. A total of 2,313,498 shares were voted for ap-proval of the Norstan, Inc. 1995 Long-Term Incentive Plan, 774,503 shares were voted against, and there were a total of 728,203 abstentions and/or broker non-votes.

          (3) The Norstan, Inc. Restated Non-Employee Directors' Stock Plan was approved. A total of 2,831,348 shares were voted for approval of the Norstan, Inc. Restated Non-Employee Directors' Stock Plan, 282,837 shares were voted against, and there were a total of 702,019 abstentions and/or broker non-votes.

          (4) The shareholders approved the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending April 30, 1996. A total of 3,713,074 shares were voted for the appointment of Arthur Andersen LLP, 6,396 shares were voted against, and there were a total of 96,734 abstentions and/or broker non-votes.


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


                                   NORSTAN, INC.
                                   -------------------------
                                   Registrant



Date:  December 11, 1995           By  /s/ Paul Baszucki
                                       -------------------------
                                       Paul Baszucki
                                       Co-Chairman of the Board
                                       and Chief Executive Officer


Date:  December 11, 1995           By  /s/ Richard Cohen
                                      ----------------------------
                                      Richard Cohen
                                      Vice Chairman of the Board
                                      and Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NORSTAN, INC.
                                   -----------------------
                                   Registrant



Date:  December 11, 1995           By
                                      -------------------------
                                      Paul Baszucki
                                      Co-Chairman of the Board
                                      and Chief Executive Officer


Date:  December 11, 1995           By
                                      -------------------------
                                      Richard Cohen
                                      Vice Chairman of the Board
                                      and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)