Form 10-Q
period 1996-01-27
NORSTAN INC
filed 1996-03-12
CIK 72418

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


       (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 27, 1996

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to __________________


                          Commission File Number 0-8141


                                  NORSTAN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                                 41-0835746
      -------------------------------               ----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


        605 NORTH HIGHWAY 169, TWELFTH FLOOR, PLYMOUTH, MINNESOTA 55441


                                  612/420-1100
                    ---------------------------------------
              (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X    No
     -----      -----
 On March 4, 1996, there were 4,330,101 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.
                                        NORSTAN, INC. AND SUBSIDIARIES
                                        ------------------------------
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -------------------------------------
                                                   UNAUDITED

                                    (In thousands, except per share amounts)



                                              Three Months Ended               Nine Months Ended
                                           ----------------------------  ----------------------------
                                            January 27,    January 28,    January 27,    January 28,
                                               1996           1995           1996           1995
                                           -------------  -------------  -------------  -------------
REVENUES:
       Sales of Products and Systems        $    45,092    $    45,203    $   129,112    $   119,941
       Telecommunications Services               35,216         28,207         99,464         85,749
       Financial Services                         1,322          1,202          4,161          3,744
                                           -------------  -------------  -------------  -------------
          Total Revenues                         81,630         74,612        232,737        209,434
                                           -------------  -------------  -------------  -------------

COST OF SALES:
       Products and Systems                      33,130         33,374         96,001         89,500
       Telecommunications Services               24,748         18,228         69,105         53,999
       Financial Services                           570            589          1,725          1,718
                                           -------------  -------------  -------------  -------------
          Total Cost of Sales                    58,448         52,191        166,831        145,217
                                           -------------  -------------  -------------  -------------

GROSS MARGIN                                     23,182         22,421         65,906         64,217
       Selling, General
         & Administrative Expenses               19,032         18,897         55,015         54,912
                                           -------------  -------------  -------------  -------------

OPERATING INCOME                                  4,150          3,524         10,891          9,305
       Interest Expense                           (317)          (406)        (1,165)        (1,122)
       Interest and Other Income, Net              (11)              -             65             54
                                           -------------  -------------  -------------  -------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                    3,822          3,118          9,791          8,237
       Provision for Income Taxes                 1,529          1,247          3,916          3,295
                                           -------------  -------------  -------------  -------------

NET INCOME                                  $     2,293    $     1,871    $     5,875    $     4,942
                                           -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                   $       .51    $       .43    $      1.31    $      1.14
                                           -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                              4,515          4,371          4,495          4,348
                                           -------------  -------------  -------------  -------------
                                           -------------  -------------  -------------  -------------



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             NORSTAN, INC. AND SUBSIDIARIES
                             ------------------------------
                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------
                                     (In thousands)


                                                               January 27,     April 30,
                                                                  1996           1995
                                                              -------------  -------------
                                                               (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
       Cash                                                     $     2,566    $     1,308
       Accounts receivable, net of allowances for doubtful
          accounts of $1,297 and $804                                58,536         51,779
       Current lease receivables                                     14,920         14,122
       Inventories                                                   11,892         11,137
       Costs and estimated earnings in excess of billings of
        $15,004 and $16,691                                           8,245         10,926
       Prepaid income taxes                                           3,486          3,634
       Prepaid expenses, deposits and other                           3,407          2,331
                                                               -------------  -------------
            TOTAL CURRENT ASSETS                                    103,052         95,237
                                                               -------------  -------------

PROPERTY AND EQUIPMENT:
       Furniture, fixtures and equipment                             73,054         64,652
       Less-accumulated depreciation and amortization               (40,541)       (32,885)
                                                               -------------  -------------
            NET PROPERTY AND EQUIPMENT                               32,513         31,767
                                                               -------------  -------------

OTHER ASSETS:
       Lease receivables, net of current maturities                  24,467         26,381
       Franchise rights and other intangible assets,
         net of amortization of $3,854 and $3,435                     7,434          7,904
       Other                                                            578            420
                                                               -------------  -------------
            TOTAL OTHER ASSETS                                       32,479         34,705
                                                               -------------  -------------

                                                                $   168,044    $   161,709
                                                               -------------  -------------
                                                               -------------  -------------


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                             NORSTAN, INC. AND SUBSIDIARIES
                             ------------------------------
                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                          (In thousands, except share amounts)


                                                                January 27,     April 30,
                                                                   1996          1995
                                                               -------------  -------------
                                                                (Unaudited)     (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term                           $        -    $        93
       Current maturities of discounted lease rentals                12,887         11,449
       Accounts payable                                              13,642         16,467
       Accrued -
          Salaries and wages                                          9,259         10,841
          Deferred revenue                                           17,841         15,045
          Warranty costs                                              1,669          1,756
          Other liabilities                                           6,317          5,118
       Income taxes payable                                             568            158
       Billings in excess of costs and estimated earnings
          of $12,415 and $10,121                                      4,093          2,127
                                                               -------------  -------------
             TOTAL CURRENT LIABILITIES                               66,276         63,054
                                                               -------------  -------------

LONG-TERM DEBT, net of current maturities                            12,050         16,465

DISCOUNTED LEASE RENTALS, net of current                             16,618         16,313

DEFERRED INCOME TAXES                                                 8,758          8,893
                                                               -------------  -------------

SHAREHOLDERS' EQUITY:
       Common stock - $.10 par value; 20,000,000 authorized
          shares; 4,327,701 and 4,215,441 shares issued and
          outstanding                                                   433            422
       Capital in excess of par value                                27,697         26,031
       Retained earnings                                             37,361         31,486
       Unamortized cost of stock                                       (128)          (149)
       Foreign currency translation                                  (1,021)          (806)
                                                               -------------  -------------
             TOTAL SHAREHOLDERS' EQUITY                              64,342         56,984
                                                               -------------  -------------

                                                                $   168,044    $   161,709
                                                               -------------  -------------
                                                               -------------  -------------


The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                           NORSTAN, INC. AND SUBSIDIARIES
                           ------------------------------
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                   UNAUDITED
                                   ---------

                                (In thousands)


                                                                    Nine Months Ended
                                                               ----------------------------
                                                                January 27,    January 28,
                                                                    1996          1995
                                                               -------------  -------------
OPERATING ACTIVITIES:
Net Income                                                      $     5,875    $     4,942
Adjustments to reconcile net income to net cash provided by
  operating activities:
       Depreciation and amortization                                  8,443          7,585
       Deferred income taxes                                              -           (110)
       Changes in operating items:
          Accounts receivable                                        (6,863)        (6,183)
          Inventories                                                  (781)        (3,013)
          Costs and estimated earnings in excess of billings          2,666          1,041
          Prepaid expenses, deposits and other                       (1,082)          (903)
          Accounts payable                                           (2,805)           163
          Accrued liabilities                                         2,403          2,175
          Billings in excess of costs and estimated earnings          1,969          1,599
          Income taxes payable                                          411            715
                                                               -------------  -------------
               Net cash provided by operating activities             10,236          8,011
                                                               -------------  -------------
INVESTING ACTIVITIES:
       Cash paid for acquisition                                          -           (726)
       Additions to property and equipment, net                      (8,733)        (8,944)
       Investment in lease contracts                                (12,822)       (12,758)
       Collections from lease contracts                              13,862         12,535
       Other, net                                                      (123)           (99)
                                                               -------------  -------------
               Net cash used for investing activities                (7,816)        (9,992)
                                                               -------------  -------------
FINANCING ACTIVITIES:
       Repayment of short-term debt                                       -           (424)
       Borrowings under revolving credit agreements                  87,735         89,660
       Repayments under revolving credit agreements                 (92,150)       (88,815)
       Repayments of long-term debt                                     (93)           (95)
       Borrowings on discounted lease rentals                        10,720          9,059
       Repayments of discounted lease rentals                        (8,962)        (8,273)
       Proceeds from sale of common stock                             1,595          1,309
                                                               -------------  -------------
               Net cash (used for) provided by financing             (1,155)         2,421
                                                               -------------  -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (7)            (3)
                                                               -------------  -------------
NET INCREASE IN CASH                                                  1,258            437
CASH, BEGINNING OF PERIOD                                             1,308            755

                                                               -------------  -------------
CASH, END OF PERIOD                                             $     2,566    $     1,192
                                                               -------------  -------------
                                                               -------------  -------------


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 27, 1996

                                    UNAUDITED


The information furnished in this report is unaudited and reflects all adjustments, which are normal recurring adjustments and, which in the opinion of management, are necessary to present fairly the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. This report should be read in conjunction with the Company's most recent "Annual Report on Form 10-K."

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

NORSTAN FINANCIAL SERVICES, INC. (NFS) -

NFS provides financing for customers of the Company. Leases are accounted for as sales-type leases for consolidated financial reporting purposes. Condensed unaudited statements of operations of NFS are as follows (in thousands):


                                                          Nine Months Ended
                                                    ----------------------------
                                                     January 27,    January 28,
                                                        1996           1995
                                                    -------------  -------------
Revenues                                             $     3,751    $     3,514

Interest Expense                                          (1,407)        (1,526)

Other Expenses                                            (1,004)          (920)
                                                    -------------  -------------
  Income before provision for income taxes                 1,340          1,068

Provision for income taxes                                  (536)          (427)
                                                    -------------  -------------
     Net Income                                      $       804    $       641
                                                    -------------  -------------
                                                    -------------  -------------


SUPPLEMENTAL CASH FLOWS INFORMATION -

Supplemental disclosure of cash flows information is as follows (in thousands):



                                                          Nine Months Ended
                                                    ----------------------------
                                                     January 27,    January 28,
                                                         1996           1995
                                                    -------------  -------------
Cash paid for:

Interest                                             $      2,785   $     2,733

Income taxes                                         $      3,471   $     2,553


RECENTLY ISSUED ACCOUNTING STANDARD -

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

ITEM 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY -

During the quarter ended January 27, 1996, the Company's net income improved compared to the quarter ended January 28, 1995, increasing 22.6% to $2,293,000, or $.51 per common share, compared to $1,871,000, or $.43 per common share. For the nine month period ended January 27, 1996, the Company's net income was $5,875,000, or $1.31 per common share, compared to $4,942,000, or $1.14 per common share, for the same period last year.


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

SELECTED CONSOLIDATED FINANCIAL DATA




                                       DOLLAR AMOUNTS AS A                                   DOLLAR AMOUNTS AS A
                                     PERCENTAGE OF REVENUES           PERCENTAGE           PERCENTAGE OF REVENUES       PERCENTAGE
                                       Three Months Ended              INCREASE               Nine Months Ended          INCREASE
                                  ----------------------------      --------------       ----------------------------  -------------
                                   January 27,    January 28,           Fiscal            January 27,    January 28,      Fiscal
                                      1996           1995            1996 vs. 1995           1996           1995       1996 vs 1995
                                  -------------  -------------      --------------       -------------  -------------  -------------
REVENUES
  Sales of Products and Systems       55.2%          60.6%              (0.2%)               55.5%          57.3%          7.6%
  Telecommunications Services         43.1%          37.8%               24.8%               42.7%          40.9%          16.0%
  Financial Services                  1.7%           1.6%                10.0%               1.8%           1.8%           11.1%
                                  -------------  -------------      --------------       -------------  -------------  -------------

      Total Revenues                 100.0%         100.0%               9.4%               100.0%         100.0%          11.1%

COST OF SALES                         71.6%          69.9%               12.0%               71.7%          69.3%          14.9%
                                  -------------  -------------      --------------       -------------  -------------  -------------

GROSS MARGIN                          28.4%          30.1%               3.4%                28.3%          30.7%          2.6%
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES             23.3%          25.4%               0.7%                23.6%          26.2%          0.2%
                                  -------------  -------------      --------------       -------------  -------------  -------------

OPERATING INCOME                      5.1%           4.7%                17.8%               4.7%           4.5%           17.0%
  Interest Expense and Other, Net    (0.4%)         (0.5%)              (19.2%)             (0.5%)         (0.5%)          3.0%
                                  -------------  -------------      --------------       -------------  -------------  -------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                        4.7%           4.2%                22.6%               4.2%           4.0%           18.9%
  Provision for Income Taxes          1.9%           1.7%                22.6%               1.7%           1.6%           18.9%
                                  -------------  -------------      --------------       -------------  -------------  -------------

NET INCOME                            2.8%           2.5%                22.6%               2.5%           2.4%           18.9%
                                  -------------  -------------      --------------       -------------  -------------  -------------
                                  -------------  -------------      --------------       -------------  -------------  -------------


The following table sets forth, for the periods indicated, the gross margin percentages for sales of products and systems, telecommunications services and financial services.


                                     Three Months Ended                                      Nine Months Ended
                                  ----------------------------                           ----------------------------
                                   January 27,    January 28,                             January 27,    January 28,
                                      1996           1995                                    1996           1995
                                  -------------  -------------                           -------------  -------------
GROSS MARGIN PERCENTAGES:

  Sales of Products and Systems        26.5%          26.2%                                  25.6%          25.4%
  Telecommunications Services          29.7%          35.4%                                  30.5%          37.0%
  Financial Services                   56.9%          51.0%                                  58.5%          54.1%


RESULTS OF OPERATIONS

     REVENUES. Revenues increased 9.4%, to $81,630,000 for the quarter ended January 27, 1996 as compared to $74,612,000 for the similar period last year. For the nine months ended January 27, 1996, revenues increased 11.1%, to $232,737,000 as compared to $209,434,000 for the same period last year. Sales of products and systems decreased $111,000, or less than 1% and increased $9,171,000, or 7.6% during the comparable three and nine month periods ended January 27, 1996, respectively.

     Revenues from telecommunications services increased $7,009,000, or 24.8% and $13,715,000, or 16.0% in the comparable three and nine month periods ended January 27, 1996, respectively. Revenues from telecommunications services generally have increased following the growth in the sales of telecommunications products and systems in fiscal 1995 and 1994. Revenues from financial services increased $120,000, or 10.0% and $417,000, or 11.1% during the comparable three and nine month periods ended January 27, 1996, respectively.

     GROSS MARGIN. The Company's gross margin increased $761,000, or 3.4%, to $23,182,000 for the three months ended January 27, 1996 as compared to $22,421,000 for the three months ended January 28, 1995. For the nine month period ended January 27, 1996, gross margin increased $1,689,000, or 2.6%, to $65,906,000 as compared to $64,217,000 for the nine months ended January 28, 1995. As a percent of total revenues, gross margin declined to 28.4% and 28.3% for the three and nine month periods ended January 27, 1996 as compared to 30.1% and 30.7% for the three and nine month periods ended January 28, 1995, respectively.

     Gross margin as a percent of revenues for the sale of products and systems was 26.5% and 25.6% for the three and nine month periods ended January 27, 1996 as compared to 26.2% and 25.4% for the comparable periods ended January 28, 1995, respectively. Gross margin as a percent of revenues for telecommunications services was 29.7% and 30.5% for the three and nine month periods ended January 27, 1996 as compared to 35.4% and 37.0% for the comparable periods ended January 28, 1995, respectively. These decreases result from changes in the mix of services, increased service support costs, additional training and development costs required to support the Company's expanded line of product offerings, as well as decreased margins attributable to moves, adds and changes. Gross margin as a percent of revenues for financial services was 56.9% and 58.5% for the three and nine month periods ended January 27, 1996 as compared to 51.0% and 54.1% for the three and nine month periods ended January 28, 1995, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $135,000, or less than 1.0% for the quarter ended January 27, 1996 as compared to the quarter ended January 28, 1995. For the nine months ended January 27, 1996, selling, general and administrative expenses increased $103,000, or less than 1.0% as compared to the similar period last year. As a percent of revenues, selling, general and administrative expenses declined to 23.3% and 23.6% for the three and nine month periods ended January 27, 1996 as compared to 25.4% and 26.2% for the similar periods ended January 28, 1995, respectively. These decreases in selling, general and administrative expenses as a percent of revenues resulted from volume related efficiencies, as sales volume increased without a proportionate increase in expenses.

     OPERATING INCOME. Operating income increased $626,000, or 17.8%, to $4,150,000 for the quarter ended January 27, 1996 as compared to $3,524,000 for the quarter ended January 28, 1995. For the nine months ended January 27, 1996, operating income increased $1,586,000, or 17.0%, to $10,891,000, as compared to $9,305,000 for the similar period last year. As a percent of revenues, operating income increased to 5.1% and 4.7% for the three and nine month periods ended January 27, 1996 as compared to 4.7% and 4.5% for the similar periods ended January 28, 1995, respectively.

     OTHER COSTS AND EXPENSES. Interest expense decreased to $317,000 for the three month period ended January 27, 1996 as compared to $406,000 for the similar period ended January 28, 1995. For the similar nine month periods ended January 27, 1996, and January 28, 1995, respectively, interest expense increased to $1,165,000 as compared to $1,122,000. Average month end revolving credit balances (excluding amounts borrowed to finance leasing activities) were approximately $22,500,000 for the nine months ended January 27, 1996 as compared to approximately $21,000,000 for the nine months ended January 28, 1995.

     The Company's effective tax rate was 40% for the three and nine month periods ended January 27, 1996, and January 28, 1995. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes. The provisions for income tax have been recorded based upon management's estimate of the annualized effective tax rate.

     NET INCOME. Net income was $2,293,000, or $.51 per common share, and $1,871,000, or $.43 per common share, for the quarters ended January 27, 1996 and January 28, 1995, respectively. Net income was $5,875,000, or $1.31 per common share, and $4,942,000, or $1.14 per common share, for the nine month periods ended January 27, 1996 and January 28, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. Working capital increased to $36,776,000 at January 27, 1996 from $32,183,000 at April 30, 1995. The current ratio was 1.55 to 1.0 at January 27, 1996 as compared to 1.51 to 1.0 at April 30, 1995. Net cash provided by operating activities was $10,236,000 for the nine months ended January 27, 1996 as compared to $8,011,000 for the nine months ended January 28, 1995.

     CAPITAL RESOURCES. In October 1994, the Company entered into a $35,000,000 unsecured revolving long-term credit agreement with certain banks. Under this agreement, the total credit facility of $35,000,000 is reduced by $750,000 per fiscal quarter effective January 31, 1995. As of January 27, 1996, the total capacity of the credit facility was $31,250,000. Borrowings under this agreement are due May 2, 1998 and bear interest at the banks' reference rate (8.50% and 9.00% at January 27, 1996 and April 30, 1995, respectively), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the bank's reference rate. The Company is able to borrow up to $15,000,000 of this credit facility in the form of commercial paper. In addition, Norstan Financial Services, Inc. (NFS) is able to borrow up to $8,000,000 of this facility from Norstan, Inc. Total consolidated borrowings under this agreement were $12,050,000 and $16,465,000 at January 27, 1996 and April 30, 1995, respectively. There was nothing borrowed for the account of NFS at January 27, 1996, and $322,000 borrowed for the account of NFS at April 30, 1995. Borrowings by the Company in fiscal 1996 and 1995 have been for working capital and general corporate purposes, to invest in property and equipment, as well as to borrow funds for NFS.

     Net capital expenditures for the nine months ended January 27, 1996 were $8,733,000 and $8,944,000 for the similar period last year. These expenditures were primarily for the purchase of telecommunications equipment used as spare parts, computer equipment and other facility expansion. At January 27, 1996, there were no outstanding material commitments for future capital expenditures. The Company has also made a significant investment in lease contracts with its customers. The investment made in lease contracts totaled $12,822,000 for the nine months ended January 27, 1996 and $12,758,000 for the similar period last year. Net lease receivables decreased to $39,387,000 at January 27, 1996 as compared to $40,503,000 at April 30, 1995.

     Norstan Financial Services, Inc. (NFS) and Norstan Canada Inc. utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheets as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10%, and payments are generally due in varying monthly installments through July 2001. Payments due financial institutions on a monthly basis are made from monthly collections of lease receivables from customers.

     Discounted lease rentals consisted of the following (in thousands):




                                              January 27,          April 30,
                                                 1996                1995
                                          ------------------  ------------------
     Nonrecourse borrowings                 $       27,790       $       24,712
     Recourse borrowings                             1,715                3,050
                                          ------------------  ------------------
        Total discounted lease rentals              29,505              27,762
          Less-current maturities                  (12,887)            (11,449)
                                          ------------------  ------------------
                                            $       16,618      $       16,313
                                          ------------------  ------------------
                                          ------------------  ------------------


          In addition to the recourse as described previously, recourse to Norstan, Inc. relative to discounted lease rentals was limited to $902,000 as of January 27, 1996 and $986,000 as of April 30, 1995.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        NORSTAN, INC.
                                        ------------------------------
                                        Registrant



Date:  March 11, 1996                   By    /s/   Paul Baszucki
                                          ----------------------------
                                           Paul Baszucki
                                           Co-Chairman of the Board
                                           and Chief Executive Officer


Date:  March 11, 1996                   By    /s/   Richard Cohen
                                          ----------------------------
                                           Richard Cohen
                                           Vice Chairman of the Board
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)