Form 10-K405
period 1996-04-30
NORSTAN INC
filed 1996-07-29
CIK 72418

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED APRIL 30, 1996

                                     OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 0-8141

                              NORSTAN, INC.
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          MINNESOTA                                41-0835746
- -------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 identification No.)

605 NORTH HIGHWAY 169, TWELFTH FLOOR, PLYMOUTH, MINNESOTA           55441
- -------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

The Company's telephone number, including area code:  612-513-4500

Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act:

                Shares of Common Stock (par value $.10 per share)
                          Common Stock Purchase Rights
- -------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                          ----        ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Yes   X     No
                  ----        ----
As of June 28, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the NASDAQ National Market System was $92,354,129.

As of June 28, 1996, there were outstanding 4,435,697 shares of the registrant's common stock, par value $.10 per share, its only class of equity securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1.     Business   . . . . . . . . . . . . . . .. . . . . . . . . . .    1
               Market Trends  . . . . . . . . . . . . . . . . . . . . . .    2
               Competitive Strengths  . . . . . . . . . . . . . . . . . .    3
               Growth Strategy  . . . . . . . . . . . . . . . . . . . . .    3
               Products and Services  . . . . . . . . . . . . . . . . . .    4
               Acquisitions . . . . . . . . . . . . . . . . . . . . . . .    7
               Marketing and Sales  . . . . . . . . . . . . . . . . . . .    7
               Customers and Customer Service . . . . . . . . . . . . . .    7
               Suppliers:  Relationship with ROLM . . . . . . . . . . . .    8
               Backlog  . . . . . . . . . . . . . . . . . . . . . . . . .    8
               Competition . . . . . . . . .. . . . . . . . . . . . . . .    8
               Canadian Operations  . . . . . . . . . . . . . . . . . . .    9
               Government Regulation . . . . . . . . .  . . . . . . . . .    9
               Employees  . . . . . . . . . . . . . . . . . . . . . . . .    9
               General . . . . . . .  . . . . . . . . . . . . . . . . . .   10
Item 2.     Properties . . . . . . . .  . . . . . . . . . . . . . . . . .   11
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   11
Item 4.     Submission of Matters to a Vote of Security Holders . . . . .   11

PART II

Item 5.     Market for the Company's Common Equity
               and Related Stockholder Matters  . . . . . . . . . . . . .   12
Item 6.     Selected Consolidated Financial Data  . . . . . . . . . . . .   13
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations for the Fiscal Years
               1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . .   14
Item 8.     Financial Statements and Supplementary Data . . . . . . . . .   19
Item 9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . . . . . .   39

PART III

Item 10.    Directors and Executive Officers of the Registrant  . . . . .   39
Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . .   39
Item 12.    Security Ownership of Certain Beneficial
               Owners and Management  . . . . . . . . . . . . . . . . . .   39
Item 13.    Certain Relationships and Related Transactions  . . . . . . .   39

PART IV

Item 14.    Exhibits, Financial Statement Schedules
               and Reports on Form 8-K  . . . . . . . . . . . . . . . . .   40

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41

PART I

Item 1.  BUSINESS.

     Norstan, Inc. (the Company) is a single-source technology provider creating integrated voice, video, and data solutions to customers primarily in 18 states and throughout Canada. The Company was incorporated in 1960 as a Minnesota corporation. Norstan Communications, Inc. (NCI) (formerly Norstan Communications Systems, Inc.) was incorporated in 1974. Norstan Financial Services, Inc. (NFS) (formerly Norstan Financial Corporation) was incorporated in 1979. Norstan/Electronic Engineering Company was incorporated in 1985 and merged into NCI in December 1988. Norstan/Communication Consultants, Inc. (N/CCI) was incorporated in 1988 and merged into NCI in May of 1990. Norstan Network Services, Inc. (NNS) was incorporated in 1991. Norstan Network Services, Inc. of New Hampshire and Norstan Canada Inc. (NCDA) were incorporated in 1992. Connect Computer Company was merged into an acquisition subsidiary and as the surviving corporation became a wholly owned subsidiary of the Company in June, 1996.

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

     In addition to providing the equipment and related support required for a specific installation, Norstan offers a variety of services, including communications maintenance services, moves, adds and changes, leasing, long distance service, management of customers' communications needs through outsourcing agreements and data communications integration. These services, which provide the Company with an important source of recurring revenue, were approximately 45% of the Company's total revenues for fiscal 1996.

     Norstan's marketing strategy is to increase sales to its existing customer base by capturing a larger portion of each customer's communications requirements. Generally, the first product sold to a customer is a telephone system. Upon selling a system, Norstan's representatives typically sign the customer to a service contract. Norstan believes the high quality of its customer service supports ongoing marketing efforts, as satisfied customers are more likely to choose Norstan to supply additional communications products and services. In order to focus marketing efforts effectively, Norstan's sales representatives strive to understand each customer's business, enabling them to recommend communications solutions that improve the flow of information and productivity. For example, a sales representative may recommend voice messaging and videoconferencing equipment to expand communications channels, reduce dependence on support personnel and reduce the need for costly travel. For customers with a high volume of calls, Norstan may recommend interactive voice response products, which allow customers to access information via a touch tone telephone, or sophisticated call centers which interface with the customer's computer system and direct calls automatically to available personnel. For those customers who wish to avoid the complexity and training required to operate and maintain their own communications system and the technology risk associated with owning communications equipment, Norstan provides complete communications outsourcing services.

     The Company focuses its sales efforts on customer locations with 100 or more users and those customers with complex communications requirements. The Company's wide array of products and services enables it to offer single-source solutions to customers' communications needs. Current customers of the Company include BP America Inc., Best Buy Co., Inc., Blue Cross/Blue Shield of Minnesota, Iowa and Arizona, First Bank System, Inc., Manulife Financial, 3M Company, Harley-Davidson, Inc., The Limited Stores, as well as many hospitals and a number of government agencies in Minnesota, Iowa, Wisconsin, Ohio, Arizona and other states and provinces.

MARKET TRENDS

     Norstan believes that as markets become more global, information driven and competitive, businesses are placing an increasing emphasis on rapid and comprehensive communications technology to improve employee productivity and customer service. As a result, businesses are looking to a variety of new technologies to enhance the performance of their communications systems and to increase the speed, accuracy and availability of information. Norstan believes that several trends contribute to a favorable market outlook for communications systems integrators offering a broad range of products and services such as those offered by the Company:

          - CONTINUED MODEST GROWTH IN MARKET FOR PBX TELEPHONE SYSTEMS. According to MultiMedia Telecommunications Association (MTA), a national trade association, the United States market for private branch exchange ("PBX") telephone systems grew from $2.0 billion in 1993 to a projected $2.3 billion in 1995. Over this same period, the average price per telephone line increased from an estimated $544 to $567, while the number of lines shipped increased from 3.6 million to 4.0 million. MTA states that "the market is being driven by three trends: movement toward more open architecture to support customer demand for more and more sophisticated applications; greater interoperability with PCs, LAN servers, and emerging broadband network technologies; increase in distribution channels and cross-industry alliances allowing PBX vendors and manufacturers to leverage their tradition of reliability and support to capture multimedia solution markets." MTA also projects the market for PBX telephone systems to grow at a compound annual rate of 5.6% to approximately $2.7 billion in 1998, representing an increase in the number of lines shipped to over 4.4 million and an increase in the average price per line to $607.

          - GROWTH OF NEW COMMUNICATIONS PRODUCTS AND MARKETS. Over the past several years, a variety of new communications technologies has emerged which enhance the capabilities of traditional telephone systems. Manufacturers, such as Aspect, Computer Communications Systems, Compression Labs and Octel have introduced products, including call centers, voice response units, videoconferencing systems and voice messaging products, that improve the performance and efficiency of communications systems. Industry sources expect the number of communications technologies to continue to grow. The
               United States market for call processing equipment, including
               call centers,    voice messaging and interactive voice
               response products, was estimated at $5.4 billion in 1996 and is projected to grow at a compound annual rate of 12.0% between 1996 and 1998. Further, the MTA estimates that the market for videoconferencing products in which the Company competes wasapproximately $3.6 billion in 1996 and is projected to grow at a compound annual rate of 47.3% between 1996 and 1997.

          - CONVERGENCE OF VOICE, VIDEO AND DATA MARKETS. Since the introduction of local and wide area computer networks, the market for data communications has grown rapidly and comprises a growing portion of the overall communications market. The data communications market was estimated at$30.1 billion in 1996 and is projected to grow at a compound annual rate of 24.1% between 1996 and 1998. As the prevalence of computer networks continues to increase and voice, video, data andimages are increasingly transmitted in a digital format using the same networks, Norstan believesthat demand for services related to the integration of voice, video and data networks will increase.

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

COMPETITIVE STRENGTHS

     The Company believes it possesses and is developing a number of competitive strengths that will help it achieve its goal of becoming one of the premier providers of integrated communications systems solutions in the United States and Canada. These strengths include:

          - ACCESS TO LEADING VOICE, VIDEO AND DATA PRODUCTS AND SERVICES. Norstan maintains relationships with leading communications technology manufacturers and service providers, including ROLM, Aspect, Compression Labs, Sprint and Octel. In addition, through its data communications business, the Company has access to products and services offered by Novell, Inc. ("Novell"), Cisco Systems, Inc. ("Cisco"), Network Equipment Technologies, Inc. ("NET"), Microsoft Corporation ("Microsoft"), Intel Corporation ("Intel"), Adtran, Inc. ("Adtran"), Compaq Computer Corporation ("Compaq") and Lotus Development Corporation ("Lotus"). Norstan's knowledge of these technologies and ability to remarket, support and integrate them into communications solutions meeting diverse customer requirements, enable the Company to provide its customers with integrated approaches to solving communications issues. Further, Norstan's strong distribution network enhances its access to leading technologies by offering a low cost distribution alternative for established manufacturers, as well as for manufacturers that lack the critical mass necessary to establish a direct sales force in specific markets.

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

          - CUSTOMER SERVICE. Norstan is committed to providing a high level of customer service by exceeding its customers' expectations. Customer satisfaction surveys, conducted by an outside firm contracted by Norstan, indicate that 93% of Norstan's customers are satisfied with the overall service and support they receive. This level of satisfaction has increased, rising from 86% in 1988 to the current level. The Company coordinates its customer service response through three remote diagnostic and dispatch centers which handle over 225,000 service calls per year.

          - DISTRIBUTION AND INTEGRATION EXPERTISE. Norstan believes it has access to a wide array of leading communications products and is continuing to develop the internal expertise necessary to provide communications products and services on an integrated basis. The availability of distribution rights for many communications products, such as PBX systems and call centers, is limited, making it difficult for many communications systems integration companies to offer the range of products and services that Norstan offers. In addition, the capital and training requirements necessary to offer such products and services on an integrated basis are substantial. Norstan believes that its access to leading products, established distribution network and large customer base, together with its continuing development of communications systems integration expertise, have positioned the Company to expand the portion of its revenues derived from the integration of communications products and services. The June 1996 acquisition of Connect Computer Company accelerated the Company's growth as a communications integrator. See "Acquisitions".

GROWTH STRATEGY

     Norstan has formulated a growth strategy intended to capitalize on its competitive strengths. This growth strategy is focused on the following elements:

          - INCREASE SALES TO EXISTING CUSTOMERS. Norstan has a large installed customer base, including approximately six thousand customer locations covered by service contracts. This base provides Norstan with the opportunity to capture an increasing portion of each customer's communications requirements. Most customers currently purchase only a portion of the products and services offered by the Company. The cost of selling to existing customers is generally lower than selling to new customers because Norstan already understands the customer's business and communications requirements. Additionally, Norstan's reputation is already established with the
                                      3
               customer, thereby enabling Norstan to leverage its high level of customer service and more easily sell new products and services.

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

          - ACQUISITION STRATEGY. Norstan is actively seeking to acquire complementary businesses that will contribute to the success of Norstan's communications systems integration strategy. Norstan targets communications companies that will provide either new skills, products and services and/or permit expansion of the geographic areas which Norstan serves.
               These acquisitions will also expand Norstan's customer base, providing additional points of entry for Norstan's communications products and services. See "Acquisitions."

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

     TELEPHONE SYSTEMS. Norstan offers a wide variety of private telephone systems. These systems are typically comprised of a telephone switch and individual telephones located at the customer site. A telephone switch is a device that provides the connection between the customer's internal telephone lines and the outside telephone network. The telephone switch, typically owned by the customer, is available in three primary types: PBX, key system and hybrid key system. PBX switches are generally used for installations of more than 100 lines and can accommodate up to several thousand telephone lines. A PBX condenses the number of internal phone lines to a significantly smaller number of outside trunk lines which connect to the telephone network. When an incoming call is received, the PBX switches the call to the appropriate internal telephone extension. When a call is made from within the business, the PBX determines whether the call is an internal call, in which case the PBX switches the call to the appropriate internal telephone extension, or an outgoing call, in which case the PBX directs the call to an open outside line. The PBX also provides a base platform from which the customer's telephone system can be upgraded with features such as voice messaging and caller identification. In contrast to PBX systems, key systems are relatively inexpensive and appropriate for small installations which generally require fewer than 50 lines. Each telephone in a key system displays all outside lines allowing the user to directly select which telephone line to use when making a call. Hybrid key systems share attributes of both PBX systems and key systems and are typically appropriate for installations requiring approximately 50 to 100 lines. Norstan markets approximately 20 models of PBX systems, key systems and hybrid key systems. The Company also offers a number of different telephone models with a variety of features. Telephone systems range in price from approximately $15,000 for a key system with relatively few lines and features to over $1.0 million for the largest, most complex PBX systems. Telephone systems contributed approximately 27% and 31% of total revenues in fiscal 1996 and 1995, respectively.
                                      4

     COMMUNICATIONS MAINTENANCE SERVICES. Norstan provides service to its customers for products it sells on a contract or time and material basis. Telephone systems generally require a higher level of ongoing communications maintenance than other products sold by the Company and generate the majority of communications maintenance revenue. The Company coordinates service through three remote diagnostic and dispatch centers located in Cleveland, Minneapolis and Toronto. The Company offers a variety of service contracts intended to meet the differing needs of customers. List prices for Norstan's communications maintenance services range from approximately $25 to $65 per line annually and are based primarily on the capacity and features of the customer's communications system. Communications maintenance services contributed approximately 22% and 21% of total revenues in fiscal 1996 and 1995, respectively.

     MOVES, ADDS AND CHANGES. Norstan performs moves, adds and changes related to its customers' telephone systems. Moves, adds and changes consist of moving telephones to new user locations, adding telephones or expansion cards in a telephone system and changing system and user features. Moves, adds and changes are typically scheduled in advance by customers as compared to communications maintenance service calls which require prompt response. Moves, adds and changes contributed approximately 12% and 11% of total revenues in fiscal 1996 and 1995, respectively.

     CALL PROCESSING. Call processing is comprised of three primary areas: call centers, voice messaging and interactive voice response products. Call centers are complex systems that can process a large number of incoming calls per hour and are used by businesses in applications such as reservation centers, customer support centers and catalog order centers. Call centers utilize a variety of call processing technologies such as interactive voice response products, voice messaging and computer interaction, to maximize the efficiency of a large call-receiving operation. A call center utilizing an interactive voice response product can obtain information from a caller via a touch tone telephone, permitting more detailed information on the caller to be retrieved from a computer database and be available to an agent when answering the call. Norstan offers a variety of call center products manufactured by Aspect, ROLM and Executone which can service from two call-receiving agents to over eight hundred call-receiving agents. Call centers range in price from less than $40,000 to over $1.0 million. Call centers contributed approximately 6% of total revenues in both fiscal 1996 and 1995.

     Voice messaging enables verbal communications to be sent, stored and retrieved at a later time and from a remote location or forwarded to other parties by using a touch tone telephone. Norstan offers integrated voice messaging products from ROLM and stand alone voice messaging products that are compatible with all major PBX systems from Octel and Applied Voice Technology. Voice messaging products range in price from approximately $5,000 to $500,000. Voice messaging products contributed approximately 6% of total revenues in both fiscal 1996 and 1995.

     Interactive voice response products allow a caller to access a computer data base to retrieve or input data by using a touch tone telephone.
Interactive voice response products can be utilized in a stand alone application, such as when a caller uses a touch tone telephone to obtain account information from a bank or flight schedules from an airline's automated retrieval system. Interactive voice response products can also be utilized in a call center application to route calls and provide data on the caller based on information input by the caller via a touch tone telephone. Norstan began marketing interactive voice response products in 1991 and currently markets models manufactured by Computer Communication Systems and Intervoice which range in price from approximately $20,000 to $150,000. Interactive voice response products contributed less than 1% of total revenues in both fiscal 1996 and 1995.

     LONG DISTANCE SERVICE. Norstan has provided long distance service since May 1990. The Company entered into a three-year direct resale agreement with Sprint in May 1993, whereby Norstan offers customers a full range of long distance and network services under the Company's private label. In
August 1994, the Company and Sprint negotiated a new agreement which runs through July 1997. Long distance service contributed approximately 6% and 5% of total revenues in fiscal 1996 and 1995, respectively.
                                      5

     VIDEOCONFERENCING. Videoconferencing allows persons at separate locations to communicate using cameras, video screens, microphones and speakers linked over digital networks. Norstan has distributed videoconferencing equipment manufactured by Compression Labs since July 1991. In addition to distributing Compression Labs' products within a defined geographic region, the Company provides installation and service support nationally for those products. In December 1995, the Company began to distribute videoconferencing equipment from PictureTel, Inc., ranging from desktop video to boardroom systems. Videoconferencing products range in price from approximately $18,000 to over $100,000. Videoconferencing equipment contributed approximately 5% and 4% of total revenues in fiscal 1996 and 1995, respectively.

     REFURBISHED EQUIPMENT. Since 1988, Norstan has engaged in the refurbishment and resale of previously owned ROLM products. In July 1990, the Company and ROLM entered into an agreement to refurbish and resell previously
owned ROLM equipment in the United States.   This agreement was renewed for an
additional three-year period in October 1993. Under the agreement, ROLM pays the Company a fee for refurbishing the equipment and remarketing separate ROLM components, and the Company shares in the profit generated by this program, which includes the profit on sales of refurbished systems by ROLM direct sales offices. All refurbished equipment is certified by ROLM and covered by warranty for up to one year, depending on the type and quantity of equipment purchased. The Company and ROLM are currently negotiating a new agreement. In April 1993, Norstan expanded its refurbished equipment operations to include the purchase, refurbishment and resale of previously owned Northern Telecom equipment. Refurbished equipment operations contributed approximately 5% and 4% of total revenues in fiscal 1996 and 1995, respectively.

     CABLING. Cabling is the infrastructure that provides the pathway for telephone systems, local area networks, wide area networks and other communications systems to function. Cabling can be provided on a stand alone basis or in conjunction with other products and services offered by the Company. Cabling operations contributed approximately 5% and 6% of total revenues in fiscal 1996 and 1995, respectively.

     LEASING. Norstan provides leasing services to enable its customers to finance purchases of communications systems. Lease financing supports the sales process by permitting customized lease structures to meet the needs of customers and eliminating the need for third party financing. By acting as lessor, the Company can typically provide lease terms with greater flexibility than third party financing sources. Norstan also generally provides communications maintenance services for leased equipment. The Company currently has approximately 1,200 leases. At the time of inception, the average lease transaction is approximately $40,000 and has a term of approximately 48 months. The Company financed over $17.6 million in customer equipment purchases for fiscal 1996. Leasing contributed approximately 2% to the Company's total revenues in both fiscal 1996 and 1995.

     OUTSOURCING. The Company believes that many businesses do not want to dedicate internal resources to manage their communications systems and are therefore contracting with companies who will manage their communications systems through outsourcing agreements. Norstan provides communications equipment and trained personnel to act as a customer's communications systems department, thereby permitting the customer to focus on its primary business. Outsourcing contributed approximately 2% and less than 1% of total revenues in fiscal 1996 and 1995, respectively.

     DATA COMMUNICATIONS. In November 1993, Norstan formed a strategic business unit to provide data communications services to customers. Data communications services consist of consulting, design, integration and implementation of local area networks, wide area networks, client/server environments and other data and image communications applications. To support these efforts, Norstan provides products and services offered by Novell, Cisco, NET, Microsoft, Intel, Adtran, Compaq and Lotus. In October 1994, Norstan expanded its data communications efforts to include computer telephony integration, which consists of integrating a database or other data system with a telephone system. For example, a call center could be integrated with a database so that when a customer calls a catalog merchant to place an order, that customer's name, address and order history would automatically be retrieved from the database and displayed on the call-receiving agent's computer screen. In November 1994, the Company expanded its data communication services into Canada and in June 1996, the Company increased its data communication capabilities in the Midwest. See "Acquisitions" below. Norstan has approximately 280 employees focusing on data communications and is actively recruiting additional employees to continue its expansion into this area. Data communications contributed less than 2% of total revenues in both fiscal 1996 and 1995.

ACQUISITIONS

     Norstan is actively seeking to acquire complementary businesses that will contribute to the success of Norstan's communications systems integration strategy.

     On June 4, 1996, the Company acquired Connect Computer Company (Connect), a provider of consulting, design and implementation services based in Minneapolis with offices in Milwaukee and Des Moines. The purchase price of this acquisition was approximately $15 million plus certain incentive payments contingent upon future operating performance of Connect.

     On November 30, 1994, the Company acquired substantially all of the assets of Renaissance Investments, Ltd., a technology planning and integration services company based in Toronto, Ontario, specializing in local area networks, wide area networks and graphical user interfaces. The purchase price of this acquisition was approximately $726,000.



MARKETING AND SALES

     Norstan has approximately 409 sales and marketing personnel within the United States and Canada including 203 sales representatives who focus on either new prospects or selling additional products and services to Norstan's customer base. Included in the sales force are specialists in the areas of videoconferencing, call centers, leasing, long distance service and training. These specialists partner with the sales representatives to provide integrated communications systems solutions for Norstan's customers.

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

CUSTOMERS AND CUSTOMER SERVICE

     Norstan focuses its marketing initiatives on customers with 100 or more users and those customers with complex communications requirements. The Company believes that providing service exceeding customers' expectations, or "legendary" customer service, is an important element of its ability to compete effectively in the communications market. Norstan maintains a highly trained force of service technicians, design engineers and customer support representatives who provide on-site and remote service and support. Customer satisfaction surveys, conducted by an outside firm contracted by Norstan, indicate that 93% of Norstan's customers are satisfied with the overall service and support they receive. This level of satisfaction has increased, rising from 86% in 1988 to the current level. Norstan coordinates its customer service response through three remote diagnostics and dispatch centers located in Cleveland, Minneapolis and Toronto. These centers handle over 225,000 service calls per year, approximately 41% of which are addressed remotely. For calls requiring immediate on-site service and support, Norstan promptly dispatches
                                      7
a service technician. Overall, Norstan has over 135 employees devoted primarily to providing customer service out of the service centers.

     The Company sells products and services across many industry segments, including banking, government, insurance, health care, manufacturing, publishing, public utilities, transportation and retail. Current customers of the Company include BP America Inc., Best Buy Co., Inc., Blue Cross/Blue Shield of Minnesota, Iowa and Arizona, First Bank System, Inc., Manulife Financial,
3M Company, Harley-Davidson, Inc., The Limited Stores, as well as many hospitals and a number of government agencies in Minnesota, Iowa, Wisconsin, Ohio, Arizona and other states and provinces. In addition, through an agreement entered into in August 1993 with the Midwest Higher Education Consortium, the Company has agreed to provide certain videoconferencing equipment at specified terms to all state agencies of the states of Illinois, Kansas, Michigan, Minnesota, Missouri, Nebraska, Ohio and Wisconsin. This agreement designates Norstan as a recommended vendor, but does not require any purchases by state agencies. No single customer accounted for more than 5% of the Company's total revenue for fiscal years 1996 and 1995.

SUPPLIERS: RELATIONSHIP WITH ROLM

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

     Norstan has been a distributor of ROLM communications equipment since 1976 and is ROLM's largest independent distributor. ROLM is the third largest manufacturer of PBX systems in the United States, accounting for an estimated 14% of United States sales of PBX systems in 1995, behind Lucent Technologies (formerly AT&T) and Northern Telecom, which accounted for an estimated 30% and 27%, respectively. In July 1993, the Company executed a new distributor agreement with ROLM, which has a term extending through July 1998 and automatically renews for additional one-year periods, unless terminated upon 90 days' notice prior to each renewal date. Pursuant to this agreement, Norstan is the exclusive distributor of ROLM communications equipment in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Ohio, Kentucky, Arizona, New Mexico, Oklahoma, Louisiana, Nevada and parts of Nebraska, Texas, Arkansas, Mississippi, Florida and Alabama, as well as all of Canada. In the event this agreement expires without renewal, Norstan is entitled to receive parts, certain software upgrades and technical support for ten years to enable Norstan to continue providing service to its customers with ROLM products. In addition, Norstan and ROLM have an agreement under which Norstan is an authorized agent for the refurbishment and sale of previously owned ROLM equipment in the United States. This agreement runs through September 1996 and may be terminated upon six months' notice. The Company and ROLM are currently negotiating a new agreement. The Company believes that any interruption of its business relationship with ROLM would have a material adverse effect on its business.

BACKLOG

     As of April 30, 1996, the Company had signed contracts for products and services aggregating approximately $46.9 million, substantially all of which are expected to be fulfilled by the end of fiscal 1997. As of April 30, 1995, the Company had signed contracts aggregating approximately $36.1 million, substantially all of which were fulfilled by the end of fiscal 1996. The usual time period between the execution of a contract and the completion of the installation is one to six months, depending on the size and complexity of the system.

COMPETITION

     The communications industry is intensely competitive and rapidly changing. In general, the Company competes on the basis of breadth of product offering, system capability and reliability, service, support and price. Many of the Company's competitors, including AT&T, the seven Regional Bell Holding Companies ("RHCs") and Northern Telecom, have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger distribution networks, than the Company. The passage of the Telecommunications Act of February 1996 is enabling a number of entities with greater resources to enter and compete in industries from which they were previously precluded. Also, as a result of this legislation, many business reorganizations are occurring. These changes in the regulatory environment could potentially affect the Company's ability to compete successfully.

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

CANADIAN OPERATIONS

     In April 1992, Norstan acquired substantially all of the assets of the ROLM communications business of IBM Canada Limited. In fiscal 1996, Norstan's Canadian operations continued to improve their profitability after incurring significant losses in fiscal years 1994 and 1993. Approximately 11% and 10% of the Company's revenues were generated by its Canadian operations for fiscal 1996 and 1995, respectively. On November 30, 1994, the Company acquired substantially all of the assets of Renaissance Investments, Ltd. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Operations" and Note 10 of Notes to Consolidated Financial Statements.

GOVERNMENT REGULATION

     Except for the sale of long distance service, the Company is not subject to any government regulations which have a material impact on its operations. Effective May 1, 1992, the Company became a direct reseller of long distance network services and accordingly became subject to certain state tariff regulations throughout the United States. The Company is currently registered and certified to provide interstate services in all 50 states and intrastate services in 45 states, and is currently pursuing certification for intrastate services in three additional states. The Company is also subject to FCC regulations which require the filing of federal tariffs.

EMPLOYEES

     The Company's U.S. operations had a total of 1,802 employees as of April 30, 1996, consisting of 360 sales and marketing personnel, 1,086 operations, service and installation employees, and 356 administrative employees. Of these employees, approximately 140 are covered by collective bargaining agreements. The Company considers relations with its employees to be good and has not experienced any work stoppages.

     The Company's Canadian operations had a total of 214 employees as of April 30, 1996, consisting of 49 sales and marketing personnel, 128 operations, service and installation employees, and 37 administrative personnel. The Company considers relations with the Canadian employees to be good and has not experienced any work stoppages.

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

     EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL PROTECTION REGULATION

     Not applicable.

     EFFECTS OF INFLATION

     Market conditions have generally permitted the Company to adjust its pricing to reflect increases in labor and product costs due to inflation. Inflation has not had a significant impact on operating results during the past three years.
                                      10

Item 2.  PROPERTIES.

     The executive offices of the Company and its subsidiaries are located in Plymouth, Minnesota, where the Company leases approximately 53,400 square feet of office space. The Company also has corporate offices in Maple Grove, Minnesota, Brecksville, Ohio, and Phoenix, Arizona, where the Company leases approximately 64,000, 61,250 and 34,400 square feet of office space, respectively. In addition to the space above, the Company leases sales and service offices in 38 other cities within the United States. In Canada, the Company leases approximately 30,400 square feet of office space in North York, Ontario, which serves as its Canadian headquarters. In addition, the Company also leases sales and service offices in eight other cities within the Canadian provinces of Alberta, Ontario, Quebec and British Columbia. The Company believes that the above mentioned facilities are adequate and suitable for its current needs.

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

PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the National Over-the-Counter market and is listed on the national market system of the National Association of Securities Dealers' Automated Quotations System ("NASDAQ") under the symbol "NRRD". The following table sets forth the high and low quotations for the Company's common stock as reported by NASDAQ for each quarterly period during the two most recent fiscal years(1):


     FISCAL YEAR ENDED APRIL 30, 1996:            HIGH      LOW

     First Quarter                                12 5/8    10 7/8
     Second Quarter                               13        12 1/8
     Third Quarter                                13        11 1/2
     Fourth Quarter                               13 7/8    12 1/4


                                                  HIGH      LOW
     FISCAL YEAR ENDED APRIL 30, 1995:

     First Quarter                                 9 1/2    7 7/8
     Second Quarter                               10 1/4    8 5/8
     Third Quarter                                10        8 1/2
     Fourth Quarter                               12 1/4    9 1/4


(1) On June 20, 1996, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. The stock split has been retroactively reflected in the high and low quotations presented above.

     The quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

     As of June 28, 1996, there were approximately 1,300 holders of record of the Company's common stock.

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

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data set forth below as of and for each of the fiscal years in the five-year period ended April 30, 1996 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Report.

                                                                             FISCAL YEARS ENDED APRIL 30,
                                                                    ------------------------------------------------
                                                                    1996        1995        1994        1993        1992
                                                                    ----        ----        ----        ----        ----
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:

Revenues......................................................    $321,364    $290,245     $231,899   $195,856    $142,426
Cost of sales.................................................     229,980     202,107      155,676    128,228      90,823
                                                                   -------    --------     --------   --------     --------
Gross margin..................................................      91,384      88,138       76,223     67,626      51,603
Selling, general and administrative expenses..................      75,973      74,725       65,137     58,609      44,790
                                                                   -------    --------     --------   --------     --------
Operating income..............................................      15,411      13,413       11,086      9,019       6,813
Interest expense..............................................      (1,351)     (1,587)        (832)      (841)     (1,050)
Interest and other income (expense), net .....................          89         (54)        (106)       323         130
                                                                   -------    --------     --------   --------     --------
Income before cumulative effect of accounting change
 and provision for income taxes...............................      14,149      11,772       10,148      8,501        5,893
Provision for income taxes....................................       5,660       4,709        4,461      3,401        2,298
                                                                   -------    --------     --------   --------     --------
Income before cumulative effect of accounting
 change.......................................................       8,489       7,063        5,987      5,100        3,595
Cumulative effect of change in accounting for
income taxes (1)..............................................           -           -         (375)         -            -
                                                                   -------    --------     --------   --------     --------
Net income....................................................      $8,489    $  7,063      $ 5,612     $5,100      $ 3,595
                                                                   -------    --------     --------   --------     --------
                                                                   -------    --------     --------   --------     --------

Net income per common and common equivalent share:
  Income before cumulative effect of accounting change.........     $  .94    $    .81     $    .70     $  .62      $   .47
  Cumulative effect of change in accounting for income taxes(1)          -           -         (.04)         -            -
                                                                   -------    --------     --------   --------     --------
Net income per share (2)......................................      $  .94    $    .81     $    .66     $  .62      $   .47
                                                                   -------    --------     --------   --------     --------
                                                                   -------    --------     --------   --------     --------

Weighted average number of common and common equivalent
shares outstanding  (2)......................................        9,028       8,750       8,504       8,166        7,686
                                                                   -------    --------     --------   --------     --------
                                                                   -------    --------     --------   --------     --------

                                                             AS OF APRIL 30,
                                            -------------------------------------------------
                                              1996       1995      1994      1993     1992
                                              ----       ----      ----      ----     ----
BALANCE SHEET DATA:

Working capital............................ $ 24,899   $ 32,183  $ 32,961  $ 19,160  $ 18,333
Total assets...............................  160,988    161,709   149,662   120,731   108,079
Long-term debt, net of current
  maturities...............................        -     16,465    18,218    11,555    12,873
Discounted lease rentals, net of
  current maturities.......................   15,961     16,313    18,845    12,785     9,438
Shareholders' equity.......................   67,517     56,984    47,658    40,594    33,163
Cash dividends declared and paid...........        -          -         -         -         -

___________
(1) On May 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result, the Company recorded a one-time charge of $375,000, or $.04 per share, in fiscal 1994 for the cumulative effect of the change in method of accounting for income taxes.

(2) On June 20, 1996, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. The stock split has been retroactively reflected in the selected consolidated financial data presented above.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Norstan is a full service communications systems provider creating integrated voice, video, and data solutions to customers primarily in 18 states and throughout Canada. Norstan entered the communications business in 1973 and has historically derived a substantial majority of its revenues from the sale of telephone systems, communications maintenance services and moves, adds and changes. Norstan's growth has resulted from acquisitions and geographic expansion as well as from offering a broadening range of products and services.

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

     In July 1990, the Company and ROLM entered into an agreement to refurbish and resell previously owned ROLM equipment in the United States. Under this agreement, ROLM pays the Company a fee for refurbishing the equipment and remarketing separate ROLM components, and the Company shares in the profit generated by this program, which includes the profit on sales of refurbished systems by ROLM direct sales offices. The agreement was renewed in October 1993 for an additional three-year period. The Company and ROLM are currently negotiating a new agreement.

     In April 1992, the Company acquired substantially all of the assets of the ROLM communications business owned by IBM Canada Limited, for a purchase price of approximately $4.4 million. This acquisition, which represented annual revenues of approximately $18 million, formed the basis of the Company's Canadian operations. The Company's Canadian operations generated net after-tax income of $546,000 and $446,000 in fiscal 1996 and 1995 after having incurred net after-tax losses of $651,000 and $541,000 in fiscal 1994 and 1993, respectively. See "Canadian Operations."

     Over the past several years, Norstan has expanded its offering of products and services to include refurbished equipment, call processing products, videoconferencing equipment, long distance service and cabling. Recently, the Company has further expanded its products and services to include data communications applications, network integration and complete management of customers' communications systems through outsourcing agreements.

     Norstan offers leasing services to its customers through a wholly owned subsidiary. Norstan believes its ability to provide lease financing to customers supports the sales process by permitting customized lease structures to meet the needs of customers and by eliminating the need for third party financing.

     Approximately 45% of fiscal 1996 revenues were derived from the sale of services, including communications maintenance services, moves, adds and changes, long distance service, network integration services, and leasing. Management believes that services provide the Company with an important source of recurring revenue.

RESULTS OF OPERATIONS

     The Company's revenues consist of the sales of products and systems, telecommunications services and financial services. Products and systems revenues result from the sale of new products and upgrades, as well as refurbished equipment. Revenues from telecommunications services result primarily from communications maintenance services, moves, adds and changes, network integration services, and long distance service. Financial services revenues result primarily from leasing activities.

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of total revenues.

                                                 FISCAL YEARS ENDED APRIL 30,
                                                 ----------------------------
                                                   1996      1995     1994
                                                 --------- --------- --------
Revenues:
  Sales of products and systems . . . . . . .      55.0%     57.4%     55.0%
  Telecommunications services . . . . . . . .      43.2      40.9      43.2
  Financial services . . . . .. . . . . . . .       1.8       1.7       1.8
                                                 --------- --------- --------
    Total revenues. . . . . . . . . . . . . .     100.0     100.0     100.0
Cost of sales . . . . . . . . . . . . . . . .      71.6      69.6      67.1
                                                 --------- --------- --------
Gross margin. . . . . . . . . . . . . . . . .      28.4      30.4      32.9
Selling, general and administrative expenses.      23.6      25.8      28.1
                                                 --------- --------- --------
Operating income. . . . . . . . . . . . . . .       4.8%      4.6%      4.8%
                                                 --------- --------- --------
                                                 --------- --------- --------
Net income. . . . . . . . . . . . . . . . . .       2.6%      2.4%      2.4%
                                                 --------- --------- --------
                                                 --------- --------- --------

The following table sets forth, for the periods indicated, the gross margin percentages for sales of products and systems, telecommunications services and financial services.

                                                 FISCAL YEARS ENDED APRIL 30,
                                                 ----------------------------
                                                   1996      1995     1994
                                                 --------- --------- --------
Gross margin percentage:
  Sales of products and systems . . . . . . .      26.3%     26.1%    27.4%
  Telecommunications services . . . . . . . .      29.8      35.4     38.8
  Financial services. . . . . . . . . . . . .      60.6      53.8     59.0

FISCAL YEARS ENDED APRIL 30, 1996, 1995 AND 1994

    REVENUES. Total revenues were $321.4 million, $290.2 million and $231.9 million for the fiscal years ended April 30, 1996, 1995 and 1994, respectively, representing an increase of 10.7% for fiscal 1996 as compared to fiscal 1995 and an increase of 25.2% for fiscal 1995 as compared to fiscal 1994.

    Sales of products and systems increased $10.3 million, or 6.2%, for fiscal 1996 as compared to fiscal 1995, and $39.2 million, or 30.7%, for fiscal 1995 as compared to fiscal 1994. The increases for fiscal 1996 and 1995 as compared to prior years, result primarily from increased sales volume in each of the Company's largest product categories - telephone systems, call processing products, cabling and videoconferencing products.

    Revenues from telecommunications services increased $20.2 million, or 17.0% for fiscal 1996 as compared to fiscal 1995, and $18.5 million, or 18.5%, for fiscal 1995 as compared to fiscal 1994. The increases in fiscal 1996 and 1995 as compared to prior years result primarily from the growth in the Company's installed base of customers and expanded array of products and services. This growth in customer base has led to increased communication maintenance services, moves, adds, and changes activity, network integration services, and long distance services.

    Revenues from financial services increased $634,000, or 12.7%, for fiscal 1996 as compared to fiscal 1995, and $696,000, or 16.2%, for fiscal 1995 as compared to fiscal 1994. The increase in revenues from financial services in both years is attributable to the increased size of the Company's leasing base.

    GROSS MARGIN. The Company's gross margin was $91.4 million, $88.1 million, and $76.2 million, for the fiscal years ended April 30, 1996, 1995 and 1994, respectively. As a percent of total revenues, gross margin was 28.4% for fiscal 1996 compared to 30.4% for fiscal 1995 and 32.9% for fiscal 1994. Gross margin as a percent of revenues for the sale of products and systems was 26.3% for fiscal 1996 as compared to 26.1% for fiscal 1995 and 27.4% for fiscal 1994. These changes in the gross margin percentages from the sale of products and systems are primarily the result of shifts in the product mix and competitive market conditions.

    Gross margin as a percent of revenues for telecommunications services was 29.8% for fiscal 1996 as compared to 35.4% for fiscal 1995 and 38.8% for fiscal 1994. These decreases result from changes in the mix of services, increased service support costs, additional training and development costs required to support the Company's expanded line of product offerings, as well as from decreased margin percentages attributable to moves, adds and changes.

    Gross margin as a percent of revenues for financial services was 60.6% for fiscal 1996 as compared to 53.9% for fiscal 1995 and 59.0% for fiscal 1994. The respective increase and decrease in gross margin percentage for fiscal 1996 as compared to fiscal 1995 and fiscal 1995 as compared to fiscal 1994, are the result of changing borrowing costs in a dynamic interest rate environment.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $76.0 million, $74.7 million and $65.1 million for the fiscal years ended April 30, 1996, 1995 and 1994, respectively, representing an increase of 1.7% for fiscal 1996 as compared to fiscal 1995 and 14.7% for fiscal 1995 as compared to fiscal 1994. As a percent of revenues, selling, general and administrative expenses declined to 23.6% for fiscal 1996 as compared to 25.7% for fiscal 1995 and 28.1% for fiscal 1994. These decreases as a percentage of revenues resulted from continued efforts to contain costs and volume related efficiencies, as sales volume increased without proportional increases in expenses. Additionally, in fiscal 1996, the Company shifted certain administrative resources to an operational and product line support function; the related costs were included in cost of sales for fiscal 1996.

    OTHER COSTS AND EXPENSES. Interest expense was $1.4 million for fiscal 1996 as compared to $1.6 million for fiscal 1995 and $.8 million for fiscal 1994. Weighted average interest rates under the Company's revolving long-term credit agreements were 8.2% for fiscal 1996 as compared to 7.8% for fiscal 1995 and 5.7% for fiscal 1994. Average month end borrowings outstanding under the Company's revolving long-term credit agreements (excluding amounts borrowed to finance leasing activities) were $15.8 million for fiscal 1996, $20.9 million for fiscal 1995 and $15.2 million for fiscal 1994.

    The Company's effective income tax rate was 40% for fiscal 1996 and fiscal 1995 and 41% for fiscal 1994. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes.

    INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Income before cumulative effect of the change in accounting for income taxes was $8.5 million or $.94 per share in 1996, $7.1 million or $.81 per share in 1995, and $6.0 million or $.70 per share in 1994.

ACCOUNTING CHANGE

    In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As a result, the Company recorded a one-time charge of $375,000, or $.04 per share, in fiscal 1994 for the cumulative effect of the change in method of accounting for income taxes.

CANADIAN OPERATIONS

    In April 1992, the Company acquired substantially all of the assets of the ROLM communications business owned by IBM Canada Limited. The Company experienced difficulties in the first two years of operations in Canada as aggressive price competition and the loss of service customers resulted in reduced service revenues. The Company's Canadian operations incurred a net after-tax loss of $651,000 in fiscal 1994. Operations in Canada improved in fiscal 1995, resulting in an after-tax profit of $446,000. Further improvements were made in fiscal 1996, resulting in an after-tax profit of $546,000. In fiscal 1995, the Company acquired substantially all of the assets of Renaissance Investments, Ltd., a technology planning and integration services company. Results of the Canadian operations in future periods continue to be dependent on the Company's ability to better position itself in the Canadian marketplace as a full service communications systems integrator as well as its ability to expand the installed customer base. Furthermore, the Company's Canadian operations' long-term profitability is dependent on the economic viability of the Canadian economy.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital decreased to $24.9 million at April 30, 1996 from $32.2 million at April 30, 1995. Net cash provided by operating activities was $28.0 million for the fiscal year ended April 30, 1996 as compared to $20.2 million for fiscal year 1995. For the fiscal year ended April 30, 1996, net income of $8.5 million, depreciation and amortization of $12.5 million, decreased costs and estimated earnings in excess of billings of $5.7 million, increased deferred revenue of $2.8 million and increased billings in excess of costs and estimated earnings of $2.4 million were only partially offset by increased accounts receivable of $4.0 million.

    Capital expenditures for fiscal 1996 were $14.4 million as compared to $17.3 million in fiscal 1995 and $9.1 million in fiscal 1994. These expenditures were primarily for telecommunications equipment used as spare parts, computer equipment and facility expansion. The Company expects capital expenditures in fiscal 1997 to be approximately $15 to $20 million.

    The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts in fiscal 1996 totaled $17.6 million. Net lease receivables decreased to $39.9 million at April 30, 1996 from $40.5 million at April 30, 1995. The Company expects to make an additional investment in lease contracts in fiscal 1997 of approximately $15 million. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals, including recourse borrowings of $1.7 million, totaled $28.2 million at April 30, 1996. Interest rates on these credit agreements at April 30, 1996 ranged from 6.0% to 10.0%, while payments are due in varying monthly installments through July 2001. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

    In June 1996, the Company acquired all of the common stock of Connect Computer Company (Connect), a provider of consulting, design and implementation services. The acquisition consideration totaled approximately $15 million, consisting of $8.2 million cash and $2 million of Norstan common stock, as well as $2.7 million paid in exchange for all outstanding Connect stock options, $1.1 million in bonuses paid to Connect management and employees, and $1 million payable to certain members of Connect management under non-compete agreements. In addition, the Company has agreed to pay up to $4 million in contingent consideration over a three year period ending April 30, 1999, if certain operating income levels are achieved.

    The Company has a $35.0 million unsecured revolving long-term credit agreement with certain banks. Up to $15.0 million of borrowings under this agreement may be in the form of commercial paper and up to $8.0 million may be used to support the Company's domestic leasing activities. Under this agreement, the total credit facility of $35.0 million will be reduced by $750,000 per fiscal quarter effective January 31, 1995. As of April 30, 1996, the total capacity of the credit facility was $30,500,000. Borrowings under this agreement are due May 2, 1998 and bear interest at a bank's reference rate (8.25% and 9.00% at April 30, 1996 and April 30, 1995, respectively), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the bank's reference rate.
There were no borrowings under this agreement at April 30, 1996, and total consolidated borrowings were $16,465,000 at April 30, 1995 (of which $322,000 was borrowed on the account of NFS).

    Management of the Company believes that a combination of cash generated from operations, existing bank facilities and additional borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing or the sale of equity or other securities.

RECENTLY ISSUED ACCOUNTING STANDARD

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. Management believes the adoption of SFAS No. 121 will not have a material impact on the Company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    There are a number of factors that could affect the Company's future operating results, including national and regional economic conditions; pending and future legislation affecting the telecommunications industry; the Company's operations in Canada; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry, as well as other competitive factors. Statements regarding the Company's operations, performance and results for fiscal 1997 discussed in this report are forward-looking and therefore are subject to certain risks and uncertainties.

    Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


FINANCIAL STATEMENTS:                                                   PAGE
                                                                        ----
Report of Independent Public Accountants . . . . . . . . . . . . . .     20

Consolidated Statements of Operations for the years ended
  April 30, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . .     21

Consolidated Balance Sheets as of April 30, 1996 and 1995. . . . . .     22

Consolidated Statements of Shareholders' Equity for the years ended
  April 30, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . .     24

Consolidated Statements of Cash Flows for the years ended
  April 30, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . .     25

Notes to Consolidated Financial Statements . . . . . . . . . . . . .     26

Selected Quarterly Financial Data (unaudited). . . . . . . . . . . .     38


FINANCIAL STATEMENT SCHEDULES:

   All schedules have been omitted as not required, not applicable or because the information to be presented is included in the consolidated financial statements and related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Norstan, Inc.:

We have audited the accompanying consolidated balance sheets of Norstan, Inc. (a Minnesota corporation) and Subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norstan, Inc. and Subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.

As explained in Note 7 to the financial statements, effective May 1, 1993, the Company changed its method of accounting for income taxes.


                                        ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  June 20, 1996

                        NORSTAN, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     YEARS ENDED APRIL 30,
                                                --------------------------------
                                                  1996       1995      1994
                                                --------   --------   --------
REVENUES:
  Sale of products and systems . . . . . . . .  $176,992   $166,675   $127,514
  Telecommunications services. . . . . . . . .   138,737    118,569    100,080
  Financial services . . . . . . . . . . . . .     5,635      5,001      4,305
                                                --------   --------   --------
    Total revenues . . . . . . . . . . . . . .   321,364    290,245    231,899
                                                --------   --------   --------

COST OF SALES:
  Products and systems . . . . . . . . . . . .   130,363    123,158     92,621
  Telecommunications services. . . . . . . . .    97,396     76,641     61,289
  Financial services . . . . . . . . . . . . .     2,221      2,308      1,766
                                                --------   --------   --------
    Total cost of sales. . . . . . . . . . . .   229,980    202,107    155,676
                                                --------   --------   --------

GROSS MARGIN . . . . . . . . . . . . . . . . .    91,384     88,138     76,223
  Selling, general and administrative
    expenses . . . . . . . . . . . . . . . . .    75,973     74,725     65,137
                                                --------   --------   --------

OPERATING INCOME . . . . . . . . . . . . . . .    15,411     13,413     11,086
  Interest expense . . . . . . . . . . . . . .    (1,351)    (1,587)      (832)
  Interest and other income (expense), net . .        89        (54)      (106)
                                                --------   --------   --------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE AND
  PROVISION FOR INCOME TAXES . . . . . . . . .    14,149     11,772     10,148
  Provision for income taxes . . . . . . . . .     5,660      4,709      4,161
                                                --------   --------   --------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE . . . . . . . . . . . .     8,489      7,063      5,987
  Cumulative effect of change in accounting
    for income taxes . . . . . . . . . . . . .         -          -       (375)
                                                --------   --------   --------
NET INCOME . . . . . . . . . . . . . . . . . .  $  8,489   $  7,063   $  5,612
                                                --------   --------   --------
                                                --------   --------   --------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Income before cumulative effect of
    accounting change. . . . . . . . . . . . .  $    .94   $    .81    $   .70
  Cumulative effect of change in accounting
    for income taxes . . . . . . . . . . . . .         -          -       (.04)
                                                --------   --------   --------
NET INCOME PER SHARE . . . . . . . . . . . . .  $    .94   $    .81   $    .66
                                                --------   --------   --------
                                                --------   --------   --------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING . . . . . . . . . . . . .     9,028      8,750      8,504
                                                --------   --------   --------
                                                --------   --------   --------

The accompanying notes are an integral part of these consolidated financial statements.

                       NORSTAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                    ASSETS

                                                                               APRIL 30,
                                                                          -------------------
                                                                            1996       1995
                                                                          --------   --------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,133   $  1,308
  Accounts receivable, net of allowances for doubtful accounts of
    $1,079 and $804 . . . . . . . . . . . . . . . . . . . . . . . . . .     55,723     51,779
  Current lease receivables (Note 4). . . . . . . . . . . . . . . . . .     15,316     14,122
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,964     11,137
  Costs and estimated earnings in excess of billings of $13,528 and
    $16,691 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,202     10,926
  Deferred income tax benefits (Note 7) . . . . . . . . . . . . . . . .      3,427      3,634
  Prepaid expenses, deposits and other. . . . . . . . . . . . . . . . .      2,443      2,331
                                                                          --------   --------

    Total current assets. . . . . . . . . . . . . . . . . . . . . . . .     94,208     95,237
                                                                          --------   --------

PROPERTY AND EQUIPMENT:

  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . .     75,126     64,652
  Less-accumulated depreciation and amortization. . . . . . . . . . . .    (40,815)   (32,885)
                                                                          --------   --------

    Net property and equipment. . . . . . . . . . . . . . . . . . . . .     34,311     31,767
                                                                          --------   --------

OTHER ASSETS:

  Lease receivables, net (Note 4) . . . . . . . . . . . . . . . . . . .     24,556     26,381
  Franchise rights and other intangible assets, net of amortization of
    $3,991 and $3,435 (Note 2). . . . . . . . . . . . . . . . . . . . .      7,421      7,904
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        492        420
                                                                          --------   --------

    Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .     32,469     34,705
                                                                          --------   --------

                                                                          $160,988   $161,709
                                                                          --------   --------
                                                                          --------   --------


The accompanying notes are an integral part of these consolidated balance sheets.

                       NORSTAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                 APRIL 30,
                                                                            -------------------
                                                                              1996       1995
                                                                            --------   --------
CURRENT LIABILITIES:

  Current maturities of long-term debt . . . . . . . . . . . . . . . . . .  $      -   $     93
  Current maturities of discounted lease rentals . . . . . . . . . . . . .    12,202     11,449
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,053     16,467
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17,856     15,045
  Accrued -
    Salaries and wages . . . . . . . . . . . . . . . . . . . . . . . . . .    10,424     10,841
    Warranty costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,655      1,756
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .     6,880      5,118
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .       668        158
  Billings in excess of costs and estimated earnings of $12,595 and
    $10,121  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,571      2,127
                                                                            --------   --------

      Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    69,309     63,054
                                                                            --------   --------

LONG-TERM DEBT,
  NET OF CURRENT MATURITIES (Note 5) . . . . . . . . . . . . . . . . . . .         -     16,465
DISCOUNTED LEASE RENTALS,
  NET OF CURRENT MATURITIES (Note 6) . . . . . . . . . . . . . . . . . . .    15,961     16,313
DEFERRED INCOME TAXES (Note 7) . . . . . . . . . . . . . . . . . . . . . .     8,201      8,893
                                                                            --------   --------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

SHAREHOLDERS' EQUITY (Notes 8 and 9):
  Common stock - $.10 par value;
    40,000,000 and  20,000,000 authorized shares;
    8,717,538 and 4,215,441 shares issued and outstanding. . . . . . . . .       872        422
  Capital in excess of par value . . . . . . . . . . . . . . . . . . . . .    27,619     26,031
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .    39,975     31,486
  Unamortized cost of stock  . . . . . . . . . . . . . . . . . . . . . . .       (94)      (149)
  Foreign currency translation adjustments . . . . . . . . . . . . . . . .      (855)      (806)
                                                                            --------   --------

    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .    67,517     56,984
                                                                            --------   --------
                                                                            $160,988   $161,709
                                                                            --------   --------
                                                                            --------   --------


The accompanying notes are an integral part of these consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              YEARS ENDED APRIL 30
                                 (IN THOUSANDS)


                                       COMMON STOCK                                            FOREIGN
                                   -------------------  CAPITAL IN                            CURRENCY
                                   OUTSTANDING          EXCESS OF   RETAINED   UNAMORTIZED   TRANSLATION
                                      SHARES    AMOUNT  PAR VALUE   EARNINGS  COST OF STOCK  ADJUSTMENTS
                                   -----------  ------  ----------  --------  -------------  -----------

BALANCE - APRIL 30, 1993 . . . . .     3,982     $398    $22,642     $18,811     $(905)        $(352)

Stock issued for employee benefit
  plans  . . . . . . . . . . . . .        92        9      1,530           -       614             -
Purchase and retirement of stock .        (3)       -        (40)          -         -             -
Foreign currency translation
  adjustments  . . . . . . . . . .         -        -          -           -         -          (661)
Net income   . . . . . . . . . . .         -        -          -       5,612         -             -
                                   -----------  ------  ----------  --------  -------------  -----------

BALANCE - APRIL 30, 1994 . . . . .     4,071      407     24,132      24,423      (291)       (1,013)

Stock issued for employee benefit
  plans. . . . . . . . . . . . . .       144       15      1,899           -       142             -
Foreign currency translation
  adjustments. . . . . . . . . . .         -        -          -           -         -           207
Net income . . . . . . . . . . . .         -        -          -       7,063         -             -
                                   -----------  ------  ----------  --------  -------------  -----------

BALANCE - APRIL 30, 1995 . . . . .     4,215      422     26,031      31,486      (149)         (806)

Stock issued for employee benefit
  plans  . . . . . . . . . . . . .       144       14      2,024           -        55             -
Foreign currency translation
  adjustments  . . . . . . . . . .         -        -          -           -         -           (49)
Effect of two-for-one stock split
  (Note 11). . . . . . . . . . . .     4,359      436       (436)          -         -             -
Net income . . . . . . . . . . . .         -        -          -       8,489         -             -
                                   -----------  ------  ----------  --------  -------------  -----------

BALANCE - APRIL 30, 1996 . . . . .     8,718     $872    $27,619     $39,975     $ (94)        $(855)
                                   -----------  ------  ----------  --------  -------------  -----------
                                   -----------  ------  ----------  --------  -------------  -----------



The accompanying notes are an integral part of these consolidated statements.

                         NORSTAN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)

                                                    YEARS ENDED APRIL 30,
                                              ------------------------------
                                              1996         1995         1994
                                              ----         ----         ----
OPERATING ACTIVITIES:
 Net income...............................  $  8,489    $  7,063     $  5,612
 Adjustments to reconcile net income to
  net cash provided by operating activities -
  Depreciation and amortization...........    12,517      10,830        8,717
  Deferred income taxes...................      (465)       (132)       1,386
  Cumulative effect of change in
   accounting for income taxes............         -           -          375
  Changes in operating items, net of
   effects from acquisition:
   Accounts receivable....................    (3,961)     (7,807)      (8,281)
   Inventories............................       167       1,034       (3,640)
   Costs and estimated earnings in
    excess of billings....................     5,715       4,150       (7,685)
   Prepaid expenses, deposits and
    other.................................      (111)       (503)         122
   Accounts payable and accrued
    liabilities...........................      (151)      4,567        2,852
   Deferred revenue.......................     2,815       1,405        1,836
   Billings in excess of costs and
    estimated earnings....................     2,445        (866)         346
   Income taxes payable...................       510         448            -
                                             -------     -------      --------
     Net cash provided by operating
      activities..........................    27,970      20,189        1,640
                                             -------     -------      --------
INVESTING ACTIVITIES:
 Additions to property and equipment,
  net.....................................   (14,385)    (17,313)      (9,093)
 Cash paid for Acquisition (Note 3).......         -        (726)           -
 Investment in lease contracts............   (17,622)    (16,246)     (25,149)
 Collections from lease contracts.........    18,240      17,746       14,263
 Other, net...............................      (178)         13            6
                                             -------     -------      --------
    Net cash used for investing
     activities...........................   (13,945)    (16,526)     (19,973)
                                             -------     -------      --------
FINANCING ACTIVITIES:
 Repayment of short-term debt.............         -        (423)           -
 Borrowings under revolving credit
  agreements..............................   112,435     122,950      122,180
 Repayments under revolving credit
  agreements..............................  (128,900)   (124,610)    (115,288)
 Borrowings on discounted lease rentals...    13,173       9,056       18,901
 Repayments of discounted lease rentals...   (12,767)    (11,631)      (9,167)
 Repayments of other long-term debt.......       (93)       (229)        (276)
 Repurchase of common stock...............         -           -          (40)
 Proceeds from sale of common stock.......     1,615       1,353        1,362
 Tax benefits from shares issued to
  employees...............................       340         412          227
                                             -------     -------      --------
    Net cash provided by (used for)
     financing activities.................   (14,197)     (3,122)      17,899
                                             -------     -------      --------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH.....................................        (3)         12          (30)
                                             -------     -------      --------
NET INCREASE (DECREASE) IN CASH...........      (175)        553         (464)

CASH, BEGINNING OF PERIOD.................     1,308         755        1,219
                                             -------     -------      --------
CASH, END OF PERIOD ......................   $ 1,133     $ 1,308      $   755
                                             -------     -------      --------
                                             -------     -------      --------

The accompanying notes are an integral part of these consolidated statements.

                       NORSTAN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS:

    Norstan, Inc. (Norstan or the Company) manages the operations of its subsidiaries, Norstan Communications, Inc. (NCI), Norstan Canada Inc. (NCDA), Norstan Network Services, Inc. (NNS) and Norstan Financial Services, Inc.
(NFS).

    Norstan is a full service communications systems provider creating voice, video and data communications solutions for customers primarily in 18 states and throughout Canada. Norstan is the largest independent distributor of private communications systems and application products manufactured by Siemens ROLM Communications Inc. (ROLM) and has historically derived a substantial majority of its revenues from the sale of telephone systems, communications maintenance services and moves, adds and changes. The Company's products and services also include call processing products, long distance services, videoconferencing products, refurbished equipment, cabling, leasing, outsourcing and data integration products and services. NFS provides financing for the Company's customers. The Company sells its products and services to a wide variety of customers and industries. A substantial portion of the Company's operations are located in the Mideast, Midwest and Southwestern regions of the United States.

    Under its agreement with ROLM, the Company purchases communications equipment and products for field application and installation. The current distributor agreement with ROLM extends through July 1998. The Company believes that any interruption of its business relationship with ROLM would have a material adverse effect on its business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION:

    Revenues from the sale of products and systems, including new products and upgrades, as well as revenues generated from the secondary equipment market, are recognized upon performance of contractual obligations, which is generally upon installation or shipment. Revenues for certain installation contracts are recognized under the percentage of completion method of accounting for long-term contracts. Revenues from telecommunications services, including maintenance/service revenues, moves, adds, and changes
(MAC) revenues, revenues from the resale of long distance services, and network integration services, are recognized as the services are provided. Financial services revenues are recognized over the life of the related lease receivables using the effective interest method. In addition, the Company grants credit to customers and generally does not require collateral or any other security to support amounts due.

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

    Maintenance, repairs and minor renewals are charged to operations as incurred. Generally, when property and equipment is disposed of, the related cost and accumulated depreciation is removed from the respective accounts and any gain or loss is reflected in the results of operations. For capitalized telecommunications equipment used as spare parts, the composite depreciation method is used whereby the cost of property retired less any salvage is charged against accumulated depreciation and no gain or loss is recognized. The net book value of capitalized telecommunications equipment was $14,933,000 and $13,984,000 as of April 30, 1996 and 1995, respectively.
Machinery and equipment is depreciated over the estimated useful lives of two to ten years under the straight-line method for financial reporting purposes. Accelerated methods of depreciation are used for income tax reporting.

FRANCHISE RIGHTS AND OTHER INTANGIBLE ASSETS:

    Franchise rights and other intangible assets are being amortized on a straight-line basis over 20 years. The Company periodically evaluates whether events or circumstances have occurred which may indicate that the remaining estimated useful lives may warrant revision or that the remaining intangible asset balance may not be recoverable. In the event that factors indicate that the intangible assets in question should be evaluated for possible impairment, a determination of the overall recoverability of such intangible assets would be made.

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

SHARE DATA:

    Net income per common and common equivalent share is based on the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of common stock equivalents. As described in Note 11, net income per common and common equivalent share for all periods presented has been restated to reflect the June 20, 1996 stock split.

                      NORSTAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

SUPPLEMENTAL CASH FLOW INFORMATION:

    Supplemental disclosure of cash flow information is as follows (in thousands):

                                                     YEARS ENDED APRIL 30,
                                                   ------------------------
                                                    1996     1995     1994
                                                   ------   ------   ------
  Cash paid during each period for:
    Interest . . . . . . . . . . . . . . . . . .   $3,608   $3,650   $2,537
    Income taxes . . . . . . . . . . . . . . . .    5,218    3,911    2,543

RECENTLY ISSUED ACCOUNTING STANDARD:

    Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. Management believes the adoption of SFAS No. 121 will not have a material impact on the Company's financial position or results of operations.

USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory reserves, depreciable lives of property and equipment, warranty reserves and others. Ultimate results could differ from those estimates.

NOTE 3 - ACQUISITION:

    In November 1994, the Company acquired certain assets and assumed certain liabilities of Toronto-based Renaissance Investments Ltd. (Renaissance). Renaissance, a technology planning and integration services company, specializes in local and wide area networks and graphical user interfaces, and has been operating under the name of Renaissance Connects since 1990.
The purchase price of the assets was approximately $726,000. In addition, the Company repaid approximately $423,000 of short-term bank obligations assumed in the acquisition.

    Pro forma information in the year of acquisition for this acquisition has not been disclosed as such information was not materially different from the Company's results of operations.

                      NORSTAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - SUMMARIZED FINANCIAL INFORMATION OF NFS:

NATURE OF BUSINESS:

    NFS provides financing for the Company's customers and has financed customer equipment purchases from the Company in the amounts of $15,385,000, $14,415,000, and $20,643,000 during fiscal years ended April 30, 1996, 1995 and 1994, respectively. Leases are accounted for as sales-type leases for financial reporting purposes.

    Summarized financial information of NFS is as follows (in thousands):

                                BALANCE SHEETS
                                    ASSETS

                                                            AS OF APRIL 30,
                                                           -----------------
                                                            1996      1995
                                                           -------   -------
Cash and other . . . . . . . . . . . . . . . . . . . . .   $ 1,595   $ 1,740
Lease receivables, net . . . . . . . . . . . . . . . . .    35,321    34,879
Due from affiliated companies. . . . . . . . . . . . . .         -       168
                                                           -------   -------
                                                           $36,916   $36,787
                                                           -------   -------
                                                           -------   -------

                        LIABILITIES AND SHAREHOLDER'S EQUITY

Discounted lease rentals . . . . . . . . . . . . . . . .   $25,132   $26,597
Other liabilities. . . . . . . . . . . . . . . . . . . .     6,787     6,638
Shareholder's equity . . . . . . . . . . . . . . . . . .     4,997     3,552
                                                           -------   -------
                                                           $36,916   $36,787
                                                           -------   -------
                                                           -------   -------

                              STATEMENTS OF OPERATIONS

                                                  FOR THE YEARS ENDED APRIL 30,
                                                  -----------------------------
                                                    1996      1995      1994
                                                  --------   -------   --------
  Interest and other income. . . . . . . . . . .   $ 5,081   $ 4,656   $ 4,181
  Interest expense . . . . . . . . . . . . . . .    (1,788)   (2,017)   (1,673)
  Other expenses . . . . . . . . . . . . . . . .    (1,454)   (1,037)   (1,536)
                                                  --------   -------   --------
    Income before provision for income taxes . .     1,839     1,602       972
    Provision for income taxes . . . . . . . . .       394       629       123
                                                  --------   -------   --------
  Net income . . . . . . . . . . . . . . . . . .   $ 1,445   $   973   $   849
                                                  --------   -------   --------
                                                  --------   -------   --------

                      NORSTAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - SUMMARIZED FINANCIAL INFORMATION OF NFS (CONTINUED):

    The components of lease receivables outstanding are summarized as follows (in thousands):

                                                         AS OF APRIL 30,
                                                       --------------------
                                                         1996       1995
                                                       ---------  ---------
Gross lease receivables. . . . . . . . . . . . . . .   $ 36,158   $ 37,164
Residual values. . . . . . . . . . . . . . . . . . .      7,390      7,613
Less:
  Unearned income. . . . . . . . . . . . . . . . . .     (8,528)    (8,398)
  Allowance for financing losses . . . . . . . . . .     (1,750)    (1,500)
                                                       ---------  ---------
Total lease receivables - net. . . . . . . . . . . .     33,270     34,879
Less - current maturities. . . . . . . . . . . . . .    (13,535)   (12,902)
                                                       ---------  ---------
Long-term lease receivables. . . . . . . . . . . . .   $ 19,735   $ 21,977
                                                       ---------  ---------
                                                       ---------  ---------

   The aggregate amount of gross lease receivables maturing in each of the five years following April 30, 1996 is as follows (in thousands):

      YEARS ENDING APRIL 30,                                        AMOUNT
      ---------------------------------------------------------    -------
      1997. . . . . . . . . . . . . . . . . . . . . . . . . . .    $15,266
      1998. . . . . . . . . . . . . . . . . . . . . . . . . . .     10,619
      1999. . . . . . . . . . . . . . . . . . . . . . . . . . .      6,375
      2000. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,004
      2001 and thereafter . . . . . . . . . . . . . . . . . . .        894
                                                                   -------
                                                                   $36,158
                                                                   -------
                                                                   -------

    The consolidated balance sheets as of April 30, 1996 and 1995 also include $6,602,000 and $5,624,000, respectively, of net lease receivables from customers of NCDA and NCI.

NOTE 5 - DEBT OBLIGATIONS:

LONG-TERM DEBT:

    Long-term debt consists of the following (in thousands):

                                                         AS OF APRIL 30,
                                                       --------------------
                                                         1996       1995
                                                       ---------  ---------
Bank financing:
  Revolving credit agreement . . . . . . . . . . . .   $       -  $   4,465
  Commercial paper . . . . . . . . . . . . . . . . .           -     12,000
Capital lease obligation, paid in 1996 . . . . . . .           -         93
                                                       ---------  ---------
Total long-term debt . . . . . . . . . . . . . . . .           -     16,558
Less - current maturities. . . . . . . . . . . . . .           -        (93)
                                                       ---------  ---------
                                                       $       -  $  16,465
                                                       ---------  ---------
                                                       ---------  ---------

                        NORSTAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - DEBT OBLIGATIONS (CONTINUED):

BANK FINANCING:

     The Company has a $35,000,000 unsecured revolving long-term credit agreement with certain banks. Under this agreement, the total credit facility of $35,000,000 is reduced by $750,000 per fiscal quarter effective January 1995. As of April 30, 1996, the total capacity of the credit facility was $30,500,000. There were no borrowings under this agreement at April 30, 1996, and total consolidated borrowings were $16,465,000 at April 30, 1995 (of which $322,000 was borrowed on the account of NFS). Borrowings under this agreement are due May 2, 1998 and bear interest at a bank's reference rate (8.25% and 9.00% at April 30, 1996 and April 30, 1995, respectively), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the bank's reference rate. The Company is able to borrow up to $15,000,000 of this credit facility in the form of commercial paper. In addition, NFS is able to borrow up to $8,000,000 of this facility from Norstan, Inc. Annual commitment fees on the unused portion of the credit facility are 3/8 of one percent.

     Under the agreement, the Company is required to maintain minimum levels of tangible net worth and certain other financial ratios. The Company was in compliance with such requirements as of April 30, 1996.

SHORT-TERM BORROWINGS:

     In addition to the Company borrowing funds under its revolving credit agreement, the Company periodically borrows funds from banks on a short-term basis for working capital purposes. There were no short-term borrowings outstanding as of April 30, 1996 or 1995. Short-term borrowing amounts during fiscal years 1996 and 1995 were as follows :

                                                               1996     1995
                                                               ----     ----
Maximum amount outstanding during the year................      -      $5,000
Average borrowings during the year........................      -         465
Weighted average interest rates during the year...........      -         7.6%

NOTE 6 - DISCOUNTED LEASE RENTALS:

    NFS and NCDA utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10% and payments are generally due in varying monthly installments through July 2001.

    Discounted lease rentals of NFS and NCDA consisted of the following (in thousands):

                                                           AS OF APRIL 30,
                                                           ---------------
                                                           1996       1995
                                                           ----       ----

Nonrecourse borrowings..............................     $ 26,467   $ 24,712
Recourse borrowings.................................        1,696      3,050
                                                         --------   --------
Total discounted lease rentals......................       28,163     27,762
  Less - current maturities.........................      (12,202)   (11,449)
                                                         --------   --------
                                                         $ 15,961   $ 16,313
                                                         --------   --------
                                                         --------   --------

    In addition to the recourse to NFS and/or NCDA as described above, recourse to Norstan, Inc. relative to discounted lease rentals was limited to $883,000 as of April 30, 1996 and $986,000 as of April 30, 1995.

                        NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - DISCOUNTED LEASE RENTALS (CONTINUED):

    Aggregate maturities of discounted lease rentals as of April 30, 1996 are as follows (in thousands):

                              YEARS ENDING APRIL 30,       AMOUNT
                              ----------------------       ------
                              1997..................      $12,202
                              1998..................        7,795
                              1999..................        4,901
                              2000..................        2,216
                              2001 and thereafter...        1,049
                                                          -------
                                                          $28,163
                                                          -------
                                                          -------

NOTE 7 - INCOME TAXES:

    The Company adopted SFAS No. 109, "Accounting for Income Taxes", as of May 1, 1993 and recorded a $375,000 charge to consolidated net income for the cumulative effect of the change in method of accounting for income taxes.

    The Company has recorded the following net deferred income taxes as of April 30 (in thousands):

                                                    1996         1995
                                                    ----         ----
Current deferred income tax benefits............  $ 3,782       $  3,959
Current deferred income taxes...................     (355)          (325)
                                                  -------       --------
Net current deferred income tax benefits........    3,427          3,634
                                                  -------       --------
Noncurrent deferred income tax benefits.........   18,499         13,260
Noncurrent deferred income taxes................  (26,476)       (21,929)
Valuation allowance.............................     (224)          (224)
                                                  -------       --------
Net noncurrent deferred income taxes............   (8,201)        (8,893)
                                                  -------       --------
Net deferred income taxes.......................  $(4,774)      $ (5,259)
                                                  -------       --------
                                                  -------       --------

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of April 30 (in thousands):

                                                     1996         1995
                                                     ----         ----

Accelerated depreciation.........................   $(24,281)   $(19,669)
Amortization of intangible assets................       (774)       (923)
Capital leases...................................       (581)       (546)
Operating leases.................................     16,400      11,142
Long-term contract costs.........................        319         606
Inventory reserves...............................        400         676
Allowance for doubtful accounts..................      1,111         901
Vacation reserves................................        991         958
Warranty reserves................................        450         489
Tax credits and carryforwards....................         -          220
Self insurance reserve...........................        377         245
Other, net.......................................      1,038         866
Valuation allowance..............................       (224)       (224)
                                                    --------    --------
Net deferred tax liabilities.....................   $ (4,774)   $ (5,259)
                                                    --------    --------
                                                    --------    --------

                            NORSTAN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - INCOME TAXES (CONTINUED):

    The domestic and foreign components of income (loss) before the cumulative effect of accounting change and provision for income taxes are as follows (in thousands):

                                           YEARS ENDED APRIL 30,
                                   -----------------------------------
                                       1996       1995        1994
                                   ----------  ----------- -----------

         Domestic . . . . . . . .  $   13,365  $   11,363  $   11,164
         Foreign  . . . . . . . .         784         409      (1,016)
                                   ----------  ----------- -----------
                                   $   14,149  $   11,772  $   10,148
                                   ----------  ----------  -----------
                                   ----------  ----------  -----------

    The provision (benefit) for income taxes consisted of the following (in thousands):

                                             YEARS ENDED APRIL 30,
                                    -------------------------------------
                                        1996        1995          1994
                                    -----------  -----------  -----------
         Current
           Domestic  . . . . . . .  $    5,656   $    4,325   $    3,144
           Foreign  . . . . . . . .        469          516         (369)
                                    -----------  -----------  -----------
                                         6,125        4,841        2,775
                                    -----------  -----------  -----------
         Deferred
           Domestic  . . . . . . ..       (235)         179        1,382
           Foreign  . . . . . . . .       (230)        (311)           4
                                    -----------  -----------  -----------
                                          (465)        (132)       1,386
                                    -----------  -----------  -----------
         Provision for income taxes $    5,660   $    4,709   $    4,161
                                    -----------  -----------  -----------
                                    -----------  -----------  -----------

    The differences between the effective tax rate and income taxes computed using the federal statutory rate were as follows:


                                                           YEARS ENDED APRIL 30,
                                                        ----------------------------
                                                          1996     1995      1994
                                                        --------  --------  --------
Federal statutory rate . . . . . . . . . . . . . . . . .   35%       35%       34%
State income taxes, net of federal tax benefit . . . . .    4         4         4
Other, net . . . . . . . . . . . . . . . . . . . . . . .    1         1         3
                                                         --------  --------  --------
                                                           40%       40%       41%
                                                         --------  --------  --------
                                                         --------  --------  --------



                            NORSTAN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - STOCK OPTIONS AND STOCK PLAN:

    The Company has adopted the 1986 Long-Term Incentive Plan of Norstan, Inc. (1986 Plan), a stock plan which provides for the granting of non-qualified stock options, incentive stock options, and restricted stock. The following is a summary of activity of the 1986 Plan:

                                                 YEARS ENDED APRIL 30,
                                           -------------------------------
                                             1996       1995       1994
                                           ---------  ---------  ---------
Options outstanding, beginning of year      644,400    680,424    674,424
Granted   . . . . . . . . . . . . . . . .   225,000    110,000      6,000
Exercised - at prices from $2.63 to
  $4.25 per share                          (162,100)  (128,852)         -
Forfeited . . . . . . . . . . . . . . . .   (29,400)   (17,172)         -
                                           ---------  ---------  ---------
Options outstanding, end of year  . . . .   677,900    644,400    680,424
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

The 1986 Plan, as amended in fiscal 1994, provides for a maximum of 1,600,000 shares to be granted to key employees in the form of stock options or restricted stock. At April 30, 1996, options outstanding under the 1986 Plan were exercisable to fiscal year 2006 at prices from $2.63 to $11.88 per share. There were 677,900 options outstanding under the 1986 Plan at April 30, 1996, of which options for approximately 376,000 shares were exercisable at that date.

    In 1995, the Company adopted the Norstan, Inc. 1995 Long-Term Incentive Plan (1995 Plan) which permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock. The 1995 Plan provides for a maximum of 1,200,000 shares to be granted as performance awards and other stock-based awards. At April 30, 1996, there were no options outstanding under the 1995 Plan and 1,200,000 shares available for future grant.

    In 1987, the Company adopted the Directors' Stock Option Plan which was restated in September 1995. The Restated Non-Employee Directors' Stock Plan (Restated Directors' Plan) provides for a maximum of 292,000 shares to be granted. Options for 20,000 shares are to be granted to each non-employee director of the Company upon election as a director at a price equal to the market price on the date of grant, exercisable at 20% per year and expiring after ten years. At April 30, 1996, options for 160,000 shares were outstanding and exercisable at prices ranging from $3.07 to $12.50 per share. In addition to the granting of options, the Restated Directors' Plan provides for the payment of an annual retainer to each non-employee director. On the date of each annual meeting of shareholders, each non-employee director is to receive an annual retainer paid in shares of common stock of the Company. The annual retainer paid to each non-employee director at the September 1995 annual meeting of shareholders was $10,000 or 800 shares (based on the fair market value of the shares on the date of the meeting). As of April 30, 1996, 6,400 shares had been issued as an annual retainer to non-employee directors. At April 30, 1996, 125,600 shares were available for future grant/payment under the Restated Directors' Plan.

    The Company has maintained an Employee Stock Purchase and Bonus Plan (the
Plan) since 1980 which allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company's common stock. Shares are purchased annually under the Plan at a price equal to 85% of the market price on the last day of the calendar year. During fiscal 1996, 142,454 shares were issued under the Plan and, at April 30, 1996, approximately 710,000 shares were available for future issuance.

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

                            NORSTAN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - STOCK OPTIONS AND STOCK PLAN (CONTINUED):

    The Company has adopted a Restricted Stock Award Plan which provided for the awarding of 300,000 shares of Company stock to selected employees. In addition, restricted stock was granted under the 1986 Plan. Recipients of restricted stock awards under these plans were not required to make any payments for the stock or provide consideration other than the rendering of services. Shares of stock awarded under the plans are subject to certain restrictions on transfer and all or part of the shares awarded to an employee may be subject to forfeiture upon the occurrence of certain events, including termination of employment. In fiscal 1996, 7,000 shares were awarded under the 1986 Plan. Through April 30, 1996, 283,500 shares have been awarded under the Restricted Stock Award Plan and 140,706 shares have been awarded under the 1986 Plan. The fair market value of the shares granted under these plans is generally amortized over a four year period. Amortization of $137,000, $74,000, and $146,000 has been charged to operations in 1996, 1995 and 1994, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

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

OPERATING LEASE COMMITMENTS:

    The Company and its subsidiaries conduct a portion of their operations in leased facilities. Most of the leases require payment of maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Lease expense, as recorded in the accompanying consolidated statements of operations, was $10,501,000 in 1996, $8,661,000 in 1995, and $8,319,000 in 1994.

    Future minimum lease payments under noncancelable leases with initial or remaining terms of one year or more were as follows at April 30, 1996 (in thousands):

              YEARS ENDING APRIL 30,                AMOUNT
              ------------------------------     ----------
              1997  . . . . . . . . . . . .      $    6,086
              1998  . . . . . . . . . . . .           5,036
              1999  . . . . . . . . . . . .           3,599
              2000  . . . . . . . . . . . .           2,765
              2001 and Thereafter  . . . . .          3,120
                                                 ----------
                                                 $   20,606
                                                 ----------
                                                 ----------


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

                            NORSTAN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

SHAREHOLDER RIGHTS PLAN:

    In May 1988, the Board of Directors authorized a shareholder rights plan which provides for a dividend distribution of one right for each outstanding share of common stock to shareholders of record on June 13, 1988. The rights will become exercisable in the event, with certain exceptions, an acquiring party accumulates 20% or more of the voting power of the Company, or the commencement of a tender or exchange offer which would result in the party having beneficial ownership of 30% or more of the voting power of the Company. Each right entitles the holder to purchase from the Company one share of common stock at $12.50 per share, subject to adjustment. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the Company's common stock at one-fourth of its market value or stock in an acquiring party at one-half of its market value.

NOTE 10 - OPERATIONS BY GEOGRAPHIC AREA:

    The following table sets forth the Company's operations by geographic area as of and for the years ended April 30, 1996, 1995 and 1994 (in thousands):

                                             1996        1995        1994
                                           ---------   ---------   ---------
    REVENUES:
         United States . . . . . . . . . . $ 287,171   $ 262,235   $ 211,130
         Canada  . . . . . . . . . . . . .    34,193      28,010      20,769
                                           ----------  ----------  ----------
                                           $ 321,364   $ 290,245   $ 231,899
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------
    NET INCOME (LOSS):
         United States . . . . . . . . . . $   7,943   $   6,617   $   6,263
         Canada . . . . . . . . . . . . .        546         446        (651)
                                           ----------  ----------  ----------
                                           $   8,489   $   7,063   $   5,612
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

    IDENTIFIABLE ASSETS:
         United States . . . . . . . . . . $ 142,151   $ 143,443   $ 137,038
         Canada  . . . . . . . . . . . . .    18,837      18,266      12,624
                                           ----------  ----------  ----------
                                           $ 160,988   $ 161,709   $ 149,662
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

                            NORSTAN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11 - SUBSEQUENT EVENTS:

ACQUISITION:

    On June 4, 1996, the Company acquired Connect Computer Company (Connect), in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, internets and intranets, client server applications and workgroup computing, with offices in Minneapolis, Milwaukee, and Des Moines.

    The acquisition consideration totaled approximately $15 million, consisting of $8.2 million cash and $2 million of Norstan common stock, as well as $2.7 million paid in exchange for all outstanding Connect stock options, $1.1 million in bonuses paid to Connect management and employees, and $1 million payable to certain members of Connect management under non-compete agreements. In addition, the Company agreed to pay up to $4 million in contingent consideration over a three year period ending April 30, 1999, if certain operating income levels are achieved. The Company financed the cash portions of the acquisition through borrowings under its existing credit facility.

STOCK SPLIT:

    On June 20, 1996, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and related notes as if it had occurred as of April 30, 1996. All share and per share data have been restated to reflect the stock split.

                            NORSTAN, INC. AND SUBSIDIARIES

                    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                        (IN THOUSANDS, EXCEPT PER SHARE DATA)






                                 FIRST     SECOND      THIRD       FOURTH
                                QUARTER    QUARTER    QUARTER      QUARTER
1996                          ---------- -----------  ----------  ----------
- ----

Revenues                       $ 72,401   $  78,705   $  81,630   $  88,628
                              ---------- -----------  ----------  ----------
                              ---------- -----------  ----------  ----------

Gross Margin                   $ 20,418   $  22,306   $  23,182   $  25,478
                              ---------- -----------  ----------  ----------
                              ---------- -----------  ----------  ----------

Operating Income               $  2,738   $   4,003   $   4,150   $   4,520
                              ---------- -----------  ----------  ----------
                              ---------- -----------  ----------  ----------

Net Income                     $  1,433   $   2,148   $   2,293   $   2,615
                              ---------- -----------  ----------  ----------
                              ---------- -----------  ----------  ----------

Net income per common and
   common equivalent share     $    .16   $     .24   $     .26   $     .29
                              ---------- -----------  ----------  ----------
                              ---------- -----------  ----------  ----------

1995
- ----

Revenues                       $ 62,824   $  71,998   $  74,612   $  80,811
                              ---------- -----------  ----------  ----------
                              ---------- -----------  ----------  ----------

Gross Margin                   $ 19,736   $  22,060   $  22,421   $  23,921
                              ---------- -----------  ----------  ----------
                              ---------- -----------  ----------  ----------

Operating Income               $  2,332   $   3,449   $   3,524   $   4,108
                              ---------- -----------  ----------  ----------
                              ---------- -----------  ----------  ----------

Net Income                     $  1,203   $   1,869   $   1,871   $   2,120
                              ---------- -----------  ----------  ----------
                              ---------- -----------  ----------  ----------

Net income per common and
   common equivalent share     $    .14   $     .22   $     .22   $     .24
                              ---------- -----------  ----------  ----------
                              ---------- -----------  ----------  ----------


Throughout each year, the income tax provision is recorded based upon estimates of the overall expected tax rate for that year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    No changes in or disagreements with accountants which required reporting on Form 8-K have occurred within the two-year period ended April 30, 1996.

                                       PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to the directors and executive officers of the Company, set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16 (a)" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 12, 1996, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

    Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 12, 1996, other than the subsections captioned "Report of the Compensation and Stock Option Committee" and "Performance Graph", is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 12, 1996, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Certain Transactions" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 12, 1996, is incorporated herein by reference.

                                       PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

         l.  Financial Statements

              See Index to Financial Statements and Financial Statement Schedules on page 19 of this report.

         2.   Financial Statement Schedules

              All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

         3.   Exhibits

              See Index to Exhibits on page 43 of this report.

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


Dated:  July 25, 1996


                                       NORSTAN, INC.
                                       Registrant



                                       By /s/ PAUL BASZUCKI
                                       ----------------------------
                                       Paul Baszucki, Co-Chairman
                                       of the Board and Chief
                                       Executive Officer



                                       By /s/ RICHARD COHEN
                                       ----------------------------
                                       Richard Cohen, Vice-Chairman
                                       of the Board and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                                    DATE
          ---------                                    ----


   /s/ SIDNEY R. COHEN                            July 25, 1996
- ----------------------------------
     Sidney R. Cohen, Co-Chairman of the Board
     and Director


   /s/ PAUL BASZUCKI                              July 25, 1996
- ----------------------------------
     Paul Baszucki, Co-Chairman of the Board,
     Chief Executive Officer and Director


   /s/ RICHARD COHEN                              July 25, 1996
- ----------------------------------
     Richard Cohen, Vice-Chairman of the Board,
     Chief Financial Officer and Director
     (Principal Financial and Accounting Officer)


   /s/ WINSTON E. MUNSON                          July 25, 1996
- ----------------------------------
     Winston E. Munson, Secretary
     and Director


   /s/ DR. JAGDISH N. SHETH                       July 25, 1996
- ----------------------------------
     Dr. Jagdish N. Sheth, Director



   /s/ ARNOLD LEHRMAN                             July 25, 1996
- ----------------------------------
     Arnold Lehrman, Director



   /s/ CONNIE M. LEVI                             July 25, 1996
- ----------------------------------
     Connie M. Levi, Director



   /s/ GERALD D. PINT                             July 25, 1996
- ----------------------------------
     Gerald D. Pint, Director



   /s/ STANLEY SCHWEITZER                         July 25, 1996
- ----------------------------------
     Stanley Schweitzer, Director



   /s/ HERBERT F. TRADER                          July 25, 1996
- ----------------------------------
     Herbert F. Trader, Director

                                    EXHIBIT INDEX


EXHIBIT
  NO.     DESCRIPTION                                                 PAGE
- -------   -----------                                                 ----


    3(a)  Restated Articles of Incorporation of the
          Company, as amended [filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended April 30, 1988 (File No.
          0-8141) and incorporated herein by reference];
          Amendments adopted September 9, 1993 and
          June 20, 1996.

    3(b) Bylaws of the Company [filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 (File No.
          0-8141) and incorporated herein by reference];
          Amendments adopted August 8, 1995.

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

   10(b) Credit Agreement dated as of October 28, 1994, among Norstan, Inc., First Bank National
          Association, and Harris Trust and Savings Bank
          [filed as Exhibit 10(b) to the Company's Annual
          Report on Form 10-K for the year ended April 30, 1995 (File No. 0-8141) and incorporated herein by reference].

   10(c) Loan and Security Agreement dated April 29, 1993, between Norstan Financial Services, Inc. and Sanwa Business Credit Corporation [filed as Exhibit 10(b) to the Company's Current Report on Form 8-K, dated April 29, 1993 (File No. 0-8141) and incorporated herein by reference]; First Amendment dated December 30, 1993 [filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1994 (File No. 0-8141) and incorporated herein by reference].

(1)10(d) 1990 Employee Stock Purchase and Bonus Plan of Norstan, Inc., as amended [filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 (File No. 0-8141) and incorporated herein by reference].

(1)10(e) Norstan, Inc. 1986 Long-Term Incentive Plan, as amended [filed as Exhibit 10(e)to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 (File No. 0-8141) and incorporated herein by reference]; Amendment adopted August 8, 1995 and July 9, 1996.

EXHIBIT
  NO.     DESCRIPTION                                                 PAGE
- -------   -----------                                                 ----

(1)10(f) Norstan, Inc. Restated Non-Employee Directors' Stock Plan, [filed as Exhibit 28.1 to the Company's Registration Statement on Form S-8 dated September 27, 1995 (File No. 0-8141) and incorporated herein by reference].

(1)10(g) Norstan, Inc. 1995 Long-Term Incentive Plan [filed as Exhibit 28.1 to the Company's Registration
          Statement on Form S-8 dated September 27, 1995 (File
          No. 0-8141) and incorporated herein by reference];
          Amendment adopted July 9, 1996.

(1)10(h) Consulting Agreement dated March 4, 1995 between Sidney Cohen and Norstan, Inc. [filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended April 30, 1995 (File No. 0-8141) and incorporated herein by reference].

(1)10(i)  Employment Agreement dated April 7, 1995 between
          Paul Baszucki and the Company [filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended April 30, 1995 (File No. 0-8141) and incorporated herein by reference].

(1)10(j) Employment Agreement dated April 7, 1995 between Richard Cohen and the Company [filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended April 30, 1995 (File No. 0-8141) and incorporated herein by reference].

(1)10(k) Employment Agreement dated April 7, 1995 between Max Mayer and the Company [filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended April 30, 1995 (File No. 0-8141) and incorporated herein by reference].

   10(l) Agreement and Plan of Merger dated May 24, 1996 among the Company, Connect Computer Company and CCC Acquisition Subsidiary, Inc. [filed as Exhibit 2 to the Company's Current Report on Form 8-K dated June 4 , 1996 (File No. 0-8141) and incorporated herein by reference].

   11     Statement Regarding Computation of Earnings Per Share       45

   22     Subsidiaries of Norstan, Inc.                               46

   23.1   Consent of Independent Public Accountants                   47


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