Form 10-Q
period 1996-08-03
NORSTAN INC
filed 1996-09-17
CIK 72418

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 3, 1996

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                          Commission File Number 0-8141


                                  NORSTAN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         MINNESOTA                         41-0835746
               -------------------------------        -------------------
               (State or other jurisdiction of          (I.R.S. Employer
               incorporation or organization)         Identification No.)


         605 NORTH HIGHWAY 169, TWELFTH FLOOR, PLYMOUTH, MINNESOTA 55441
         ---------------------------------------------------------------

                                  612-513-4500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X .  No      .
    -----      -----

On September 4, 1996, there were 8,937,118 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.
                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                    (In thousands, except per share amounts)


                                                       Three Months Ended
                                                     -----------------------
                                                     August 3,      July 29,
                                                       1996           1995
                                                     --------       --------

REVENUES:

  Sales of Products and Systems                      $45,746        $40,670
  Telecommunications Services                         45,099         30,435
  Financial Services                                   1,386          1,296
                                                     -------        -------
     Total Revenues                                   92,231         72,401
                                                     -------        -------

COST OF SALES:

  Products and Systems                                33,332         30,458
  Telecommunications Services                         33,125         20,954
  Financial Services                                     443            571
                                                     -------        -------
     Total Cost of Sales                              66,900         51,983
                                                     -------        -------

GROSS MARGIN                                          25,331         20,418
  Selling, General
    & Administrative Expenses                         22,180         17,680
                                                     -------        -------
OPERATING INCOME                                       3,151          2,738
  Interest Expense                                      (241)          (398)
  Interest and Other Income, Net                           7             49
                                                     -------        -------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                          2,917          2,389
  Provision for Income Taxes                           1,225            956
                                                     -------        -------

NET INCOME                                           $ 1,692        $ 1,433
                                                     -------        -------
                                                     -------        -------

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                             $   .18        $   .16
                                                     -------        -------
                                                     -------        -------
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                    9,323          8,948
                                                     -------        -------
                                                     -------        -------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                     August 3,      April 30,
                                                       1996           1996
                                                     --------       --------
                                                    (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS:
   Cash                                             $  2,617       $  1,133
   Accounts receivable, net of allowances
    for doubtful accounts of $1,262 and $1,079        66,531         55,723
   Current lease receivables                          14,784         15,316
   Inventories                                        10,057         10,964
   Costs and estimated earnings in excess of
    billings of $18,991 and $13,528                   11,259          5,202
   Prepaid income taxes                                3,702          3,427
   Prepaid expenses, deposits and other                3,193          2,443
                                                    --------       --------
      TOTAL CURRENT ASSETS                           112,143         94,208
                                                    --------       --------

PROPERTY AND EQUIPMENT:

   Furniture, fixtures and equipment                  83,407         75,126
   Less-accumulated depreciation and amortization    (45,730)       (40,815)
                                                    --------       --------
      NET PROPERTY AND EQUIPMENT                      37,677         34,311
                                                    --------       --------

OTHER ASSETS:

   Lease receivables, net of current maturities       24,099         24,556
   Goodwill, net of amortization of $4,330 and
    $3,991                                            21,382          7,421
   Other                                                  28            492
                                                    --------       --------

      TOTAL OTHER ASSETS                              45,509         32,469
                                                    --------       --------

                                                    $195,329       $160,988
                                                    --------       --------
                                                    --------       --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                     August 3,      April 30,
                                                       1996           1996
                                                     --------       --------
                                                    (Unaudited)     (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt             $    394       $     --
   Current maturities of discounted lease
    rentals                                           11,086         12,202
   Accounts payable                                   22,156         15,053
   Deferred revenue                                   17,420         17,856
   Accrued -
     Salaries and wages                                8,524         10,424
     Warranty costs                                    1,619          1,655
     Other liabilities                                 5,711          6,880
   Income taxes payable                                1,299            668
   Billings in excess of costs and estimated
    earnings of $11,858 and $12,595                    5,360          4,571
                                                    --------       --------
  TOTAL CURRENT LIABILITIES                           73,569         69,309
                                                    --------       --------

LONG-TERM DEBT, net of current maturities             28,287             --

DISCOUNTED LEASE RENTALS, net of current
 maturities                                           13,900         15,961

DEFERRED INCOME TAXES                                  8,256          8,201
                                                    --------       --------

SHAREHOLDERS' EQUITY:

   Common stock - $.10 par value; 40,000,000
    authorized shares; 8,937,118 and 8,717,538
    shares issued and outstanding                        894            872
   Capital in excess of par value                     29,737         27,619
   Retained earnings                                  41,667         39,975
   Unamortized cost of stock                             (16)           (94)
   Foreign currency translation adjustments             (965)          (855)
                                                    --------       --------
     TOTAL SHAREHOLDERS' EQUITY                       71,317         67,517
                                                    --------       --------

                                                    $195,329       $160,988
                                                    --------       --------
                                                    --------       --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                 (In thousands)

                                                       Three Months Ended
                                                     -----------------------
                                                     August 3,      July 29,
                                                       1996           1995
                                                     --------       --------

OPERATING ACTIVITIES:
Net Income                                          $  1,692       $  1,433
Adjustments to reconcile net income to net cash
  used by operating activities:
   Depreciation and amortization                       3,478          2,490
   Deferred income taxes                                 358           (111)
   Changes in operating items:
     Accounts receivable                              (6,751)        (4,543)
     Inventories                                       1,129            618
     Costs and estimated earnings in excess of
      billings                                        (6,062)        (1,091)
     Prepaid expenses, deposits and other               (653)          (680)
     Accounts payable                                  4,711         (2,076)
     Deferred revenue                                   (824)           601
     Accrued liabilities                              (5,432)        (2,836)
     Income taxes payable                                773            989
     Billings in excess of costs and estimated
      earnings                                           797          1,317
                                                    --------       --------
     Net cash used for operating activities           (6,784)        (3,889)
                                                    --------       --------

INVESTING ACTIVITIES:
   Cash paid for acquisition, including
    acquisition costs and net of cash acquired       (11,794)            --
   Additions to property and equipment, net           (4,370)        (3,501)
   Investment in lease contracts                      (1,167)        (3,918)
   Collections from lease contracts                    2,117          4,559
   Other, net                                            499           (134)
                                                    --------       --------
      Net cash used for investing activities         (14,715)        (2,994)
                                                    --------       --------

FINANCING ACTIVITIES:
   Borrowings under revolving credit agreements       80,300         35,590
   Repayments under revolving credit agreements      (52,650)       (23,495)
   Repayment of debt assumed in acquisition           (1,743)            --
   Borrowings of long-term debt                          105             --
   Repayments of long-term debt                          (88)           (34)
   Repayments of discounted lease rentals             (3,150)        (3,138)
   Proceeds from sale of common stock                    214             21
                                                    --------       --------
      Net cash provided by financing activities       22,988          8,944
                                                    --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (5)            (5)
                                                    --------       --------
NET INCREASE IN CASH                                   1,484          2,056
CASH, BEGINNING OF PERIOD                              1,133          1,308
                                                    --------       --------
CASH, END OF PERIOD                                 $  2,617       $  3,364
                                                    --------       --------
                                                    --------       --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 3, 1996

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

NORSTAN FINANCIAL SERVICES, INC. (NFS) -

NFS provides financing for customers of the Company. Leases are accounted for as sales-type leases for consolidated financial reporting purposes. Condensed unaudited statements of operations of NFS are as follows (in thousands):

                                                       Three Months Ended
                                                     -----------------------
                                                     August 3,      July 29,
                                                       1996           1995
                                                     --------       --------

Revenues                                              $1,336         $1,171

Interest Expense                                        (419)          (487)

Other Expenses                                          (361)          (244)
                                                      ------         ------

 Income before provision for income taxes                556            440

Provision for income taxes                              (234)          (176)
                                                      ------         ------

 Net Income                                           $  322         $  264
                                                      ------         ------
                                                      ------         ------

SUPPLEMENTAL CASH FLOW INFORMATION -

Supplemental disclosure of cash flow information is as follows (in thousands):


                                                       Three Months Ended
                                                     -----------------------
                                                     August 3,      July 29,
                                                       1996           1995
                                                     --------       --------

Cash paid for:

 Interest                                             $  899         $1,001

 Income taxes                                         $   89         $   69

Noncash investing and financing activities:

 Stock issued for acquisition                         $2,000          $  --

 Non-compete agreements related to acquisition        $  667          $  --


RECENTLY ISSUED ACCOUNTING STANDARD -

Effective May 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121), which establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The adoption of Statement 121 did not have a material impact on the Company's financial position or results of operations.

USE OF ESTIMATES -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory reserves, depreciable lives of property and equipment, warranty reserves and other items. Ultimate results could differ from those estimates.

ACQUISITION -

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

STOCK SPLIT -

On June 20, 1996, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and related notes. All share and per share data have been restated to reflect the stock split.

FACTORS THAT MAY AFFECT FUTURE RESULTS -

Certain statements regarding the Company's operations, performance and results for fiscal 1997 discussed in this report are forward-looking and therefore are subject to certain risks and uncertainties. There are a number of factors that could affect the Company's future operating results, including national and regional economic conditions; pending and future legislation affecting the telecommunications industry; the Company's operations in Canada; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry, as well as other competitive factors.

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

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY -

During the quarter ended August 3, 1996, the Company's net income improved compared to the quarter ended July 29, 1995, increasing 18% to $1,692,000, or $.18 per common share, compared to $1,433,000, or $.16 per common share.

RESULTS OF OPERATIONS -

The Company's revenues consist of revenues from the sale of products and systems, telecommunications services and financial services. Revenues from the sale of products and systems result from the sale of new products and upgrades, as well as refurbished equipment. Revenues from telecommunications services result primarily from communications maintenance services, moves, adds and changes, long distance services, and network integration services. Financial services revenues result primarily from leasing activities. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations.

SELECTED CONSOLIDATED FINANCIAL DATA


                                         DOLLAR AMOUNTS AS A
                                       PERCENTAGE OF REVENUES
                                       -----------------------      PERCENTAGE
                                         Three Months Ended          INCREASE
                                       -----------------------     -------------
                                       August 3,      July 29,        Fiscal
                                         1996           1995       1997 VS 1996
                                       ---------      --------     ------------
REVENUES:

  Sales of Products and Systems          49.6%          56.2%          12.5%
  Telecommunications Services            48.9%          42.0%          48.2%
  Financial Services                      1.5%           1.8%           6.9%
                                        -----          -----           ----

    Total Revenues                      100.0%         100.0%          27.4%

COST OF SALES                            72.5%          71.8%          28.7%
                                        -----          -----           ----
GROSS MARGIN                             27.5%          28.2%          24.1%

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES               24.1%          24.4%          25.5%
                                        -----          -----           ----
OPERATING INCOME                          3.4%           3.8%          15.1%
  Interest Expense and Other, Net        (0.3%)         (0.5%)        (32.6%)
                                        -----          -----           ----
INCOME BEFORE PROVISION FOR
 INCOME TAXES                             3.1%           3.3%          22.1%
  Provision for Income Taxes              1.3%           1.3%          28.1%
                                        -----          -----           ----
NET INCOME                                1.8%           2.0%          18.1%
                                        -----          -----           ----
                                        -----          -----           ----

The following table sets forth, for the periods indicated, the gross margin percentages for sales of products and systems, telecommunications services and financial services.


                                                       Three Months Ended
                                                     -----------------------
                                                     August 3,      July 29,
                                                       1996           1995
                                                     --------       --------

GROSS MARGIN PERCENTAGES:
  Sales of Products and Systems                         27.1%          25.1%
  Telecommunications Services                           26.6%          31.2%
  Financial Services                                    68.0%          55.9%

RESULTS OF OPERATIONS

     REVENUES. Revenues increased 27.4%, to $92,231,000 for the quarter ended August 3, 1996 as compared to $72,401,000 for the quarter ended July 29, 1995. Sales of products and systems increased $5,076,000, or 12.5% for the quarter ended August 3, 1996 as compared to the similar period last year.

     Revenues from telecommunications services increased $14,664,000, or 48.2% in the three month period ended August 3, 1996 as compared to the similar period last year. Revenues from telecommunications services generally have increased following the growth in the sales of telecommunications products and systems. However, in fiscal 1996 as compared to 1995, inclusion of Connect Computer's results of operations accounted for approximately 40% of the increase in
telecommunications services revenues.   Revenues from financial services
increased $90,000, or 6.9% during the three month period ended August 3, 1996 as compared to the similar period last year.

     GROSS MARGIN. The Company's gross margin increased $4,913,000, or 24.1%, to $25,331,000 for the three months ended August 3, 1996 as compared to $20,418,000 for the three months ended July 29, 1995. As a percent of total revenues, gross margin declined to 27.5% for the three month period ended August 3, 1996 as compared to 28.2% for the similar period last year.

     Gross margin as a percent of revenues for the sale of products and systems was 27.1% for the three month period ended August 3, 1996 as compared to 25.1% for the similar period ended July 29, 1995. This change in the gross margin percentage from the sale of products and systems is primarily the result of
shifts in the mix of products sold.     Gross margin as a percent of revenues
for telecommunications services was 26.6% for the three month period ended August 3, 1996 as compared to 31.2% for the similar period ended July 29, 1995. This decrease resulted from changes in the mix of services provided, decreased margins attributable to moves, adds and changes as well as the impact of relatively lower gross margins from Connect Computer Company. Gross margin as a percent of revenues for financial services was 68.0% for the three month period ended August 3, 1996 as compared to 55.9% for the similar period ended July 29, 1995. This change results from changing borrowing costs in a dynamic interest rate environment.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4,500,000, or 25.5% for the quarter ended August 3, 1996 as compared to the quarter ended July 29, 1995. As a percent of revenues, selling, general and administrative expenses declined to 24.1% for the three month period ended August 3, 1996 as compared to 24.4% for the similar period ended July 29, 1995. The overall decrease in selling, general and administrative expenses as a percent of revenues resulted from volume related efficiencies, as sales volume increased without a proportionate increase in expenses. These efficiencies were offset by approximately $200,000 of goodwill amortization related to the acquisition of Connect.

     OPERATING INCOME. Operating income increased $413,000, or 15.1%, to $3,151,000 for the quarter ended August 3, 1996 as compared to $2,738,000 for the quarter ended July 29, 1995. As a percent of revenues, operating income decreased to 3.4%, for the three month period ended August 3, 1996 as compared to 3.8% for the similar period ended July 29, 1995.

     OTHER COSTS AND EXPENSES. Interest expense decreased to $241,000 for the three month period ended August 3, 1996 as compared to $398,000 for the similar period ended July 29, 1995.

     The Company's effective tax rate was 42% and 40% for the three month periods ended August 3, 1996 and July 29, 1995, respectively. The increase in the effective tax rate is a result of the Connect acquisition which resulted in nondeductible goodwill. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes. The provisions for income tax have been recorded based upon management's estimate of the annualized effective tax rate.

     NET INCOME. Net income was $1,692,000, or $.18 per common share, and $1,433,000, or $.16 per common share, for the quarters ended August 3, 1996 and July 29, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. Working capital increased to $38,574,000 at August 3, 1996 from $24,899,000 at April 30, 1996. The current ratio was 1.52 to 1.0 at August 3, 1996 as compared to 1.36 to 1.0 at April 30, 1996.

     CAPITAL RESOURCES. In July 1996, the Company entered into a $40,000,000 unsecured revolving long-term credit agreement with certain banks. Up to $15,000,000 of borrowings under this agreement may be in the form of commercial paper. In addition, up to $8,000,000 and $3,000,000 may be used to support the leasing activities of Norstan Financial Services, Inc. (NFS) and Norstan Canada
Inc. (Norstan Canada), respectively.   Borrowings under this agreement are due
July 31, 1999, and bear interest at the banks' reference rate (8.25% at August 3, 1996 and April 30, 1996), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the banks' reference rate. Total consolidated borrowings under this agreement at August 3, 1996, were $27,650,000. There were no borrowings under this agreement at April 30, 1996. There were no borrowings on the accounts of NFS or Norstan Canada at August 3, 1996, or April 30, 1996. Borrowings by the Company in fiscal 1997 and 1996 have been for working capital and general corporate purposes, as well as to invest in property and equipment. In addition, during fiscal 1997 borrowings were made to finance the acquisition of Connect Computer Company.

     Net capital expenditures for the three months ended August 3, 1996 were $4,370,000 and $3,501,000 for the similar period last year. These expenditures were primarily for the purchase of telecommunications equipment used as spare parts, computer equipment and other facility expansion. At August 3, 1996, there were no outstanding material commitments for future capital expenditures. The Company also has a significant investment in lease contracts with its customers. The investment in lease contracts totaled $1,167,000 for the three months ended August 3, 1996 and $3,918,000 for the similar period last year. Net lease receivables decreased to $38,883,000 at August 3, 1996 as compared to $39,872,000 at April 30, 1996.

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

     NFS and Norstan Canada utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheets as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10%, and payments are generally due in varying monthly installments through July 2001. Payments due financial institutions on a monthly basis are made from monthly collections of lease receivables from customers.

     Discounted lease rentals consisted of the following (in thousands):

                                                     August 3,      April 30,
                                                       1996           1996
                                                     --------       --------

     Nonrecourse borrowings                        $  23,308      $  26,467
     Recourse borrowings                               1,678          1,696
                                                   ---------      ---------
     Total discounted lease rentals                   24,986         28,163
        Less-current maturities                      (11,086)       (12,202)
                                                   ---------      ---------
                                                   $  13,900      $  15,961
                                                   ---------      ---------
                                                   ---------      ---------

     In addition to the recourse as described previously, recourse to Norstan, Inc. relative to discounted lease rentals was limited to $865,000 as of August 3, 1996 and $883,000 as of April 30, 1996.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          Exhibit 10. Credit Agreement dated as of July 23, 1996 among Norstan, Inc., First Bank National Association, Harris Trust and Savings Bank, The Sumitomo Bank, Limited, Chicago Branch.

          Exhibit 11.    Statement Regarding Computation of Earnings Per Share.

(b)       Reports on Form 8-K.

          The Company filed a report on Form 8-K and Form 8-K/A No. 1 dated June 4, 1996, pertaining to its acquisition of all the issued and outstanding capital stock of Connect Computer Company.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORSTAN, INC.
                                        ----------------------------
                                        Registrant



Date:  September 16, 1996               By    /s/   PAUL BASZUCKI
                                           ------------------------
                                           Paul Baszucki
                                           Co-Chairman of the Board
                                           and Chief Executive Officer


Date:  September 16, 1996               By    /s/   RICHARD COHEN
                                           ------------------------
                                           Richard Cohen
                                           Vice Chairman of the Board
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)