Form 10-Q
period 1996-11-02
NORSTAN INC
filed 1996-12-17
CIK 72418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED NOVEMBER 2, 1996

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

        605 NORTH HIGHWAY 169, TWELFTH FLOOR, PLYMOUTH, MINNESOTA 55441
        ---------------------------------------------------------------
                    (address of principal executive offices)

 TELEPHONE  (612) 513-4500     FAX  (612) 513-4537     INTERNET  www.norstan.com
 -------------------------------------------------------------------------------
       (Registrant's telephone number, facsimile number, Internet address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .     No      .
    -----         -----

On December 5, 1996, there were 9,233,737 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.
                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                    (In thousands, except per share amounts)


                                  Three Months Ended      Six Months Ended
                                ----------------------  ----------------------
                                November 2, October 28, November 2, October 28,
                                    1996        1995        1996        1995
                                -----------  ---------   ---------  ----------
REVENUES:

  Sales of Products and Systems  $   47,348  $  43,351   $  96,088  $  84,020
  Telecommunications Services        46,793     33,812      88,898     64,248
  Financial Services                  1,512      1,542       2,898      2,838
                                -----------  ---------   ---------  ----------
   Total Revenues                    95,653     78,705     187,884    151,106
                                -----------  ---------   ---------  ----------
COST OF SALES:

  Products and Systems               34,683     32,414      70,425     62,871
  Telecommunications Services        33,240     23,402      63,955     44,356
  Financial Services                    625        583       1,068      1,155
                                -----------  ---------   ---------  ----------
   Total Cost of Sales               68,548     56,399     135,448    108,382
                                -----------  ---------   ---------  ----------

GROSS MARGIN                         27,105     22,306      52,436     42,724

  Selling, General
   & Administrative Expenses         21,944     18,303      44,123     35,983
                                -----------  ---------   ---------  ----------

OPERATING INCOME                      5,161      4,003       8,313      6,741

  Interest Expense                     (520)      (450)       (761)      (848)
  Interest and Other Income
    (Expense), Net                      (28)        27         (21)        76
                                -----------  ---------   ---------  ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                        4,613      3,580       7,531      5,969

    Provision for Income Taxes        1,937      1,432       3,163      2,388
                                -----------  ---------   ---------  ----------

NET INCOME                       $    2,676  $   2,148   $   4,368  $   3,581
                                -----------  ---------   ---------  ----------
                                -----------  ---------   ---------  ----------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE        $      .28  $     .24   $     .47  $     .40
                                -----------  ---------   ---------  ----------
                                -----------  ---------   ---------  ----------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                  9,416      8,990       9,369      8,969
                                -----------  ---------   ---------  ----------
                                -----------  ---------   ---------  ----------


The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                       November 2,  April 30,
                                                          1996         1996
                                                      ------------ ----------
                                                       (Unaudited)  (Audited)
ASSETS

CURRENT ASSETS:
  Cash                                                $      2,504 $    1,133
  Accounts receivable, net of allowances for doubtful
   accounts of $1,412 and $1,079                            69,631     55,723
  Current lease receivables                                 16,411     15,316
  Inventories                                               11,300     10,964
  Costs and estimated earnings in excess of billings
   of $15,371 and $13,528                                   15,765      5,202
  Prepaid income taxes                                       3,644      3,427
  Prepaid expenses, deposits and other                       2,653      2,443
                                                      ------------ ----------
    TOTAL CURRENT ASSETS                                   121,908     94,208
                                                      ------------ ----------

PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment                         90,210     75,126
  Less-accumulated depreciation and amortization           (49,077)   (40,815)
                                                      ------------ ----------
    NET PROPERTY AND EQUIPMENT                              41,133     34,311
                                                      ------------ ----------

OTHER ASSETS:
  Lease receivables, net of current maturities              25,926     24,556
  Franchise rights and other intangible assets,
    net of amortization of $4,797 and $3,991                21,069      7,421
  Other                                                         14        492
                                                      ------------ ----------
     TOTAL OTHER ASSETS                                     47,009     32,469
                                                      ------------ ----------

                                                       $   210,050 $  160,988
                                                      ------------ ----------
                                                      ------------ ----------



The accompanying notes are an integral part of these consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                       November 2,   April 30,
                                                          1996         1996
                                                      ------------ ----------

                                                       (Unaudited)   (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                      $  384      $  --
  Current maturities of discounted lease rentals            13,862     12,202
  Accounts payable                                          22,506     15,053
  Deferred revenue                                          17,526     17,856
  Accrued -
    Salaries and wages                                      12,114     10,424
    Warranty costs                                           1,973      1,655
    Other liabilities                                        6,579      6,880
  Income taxes payable                                       1,505        668
  Billings in excess of costs and estimated earnings
    of $16,145 and $12,595                                   4,034      4,571
                                                      ------------ ----------
     TOTAL CURRENT LIABILITIES                              80,483     69,309
                                                      ------------ ----------

LONG-TERM DEBT, net of current maturities                   25,279         --

DISCOUNTED LEASE RENTALS, net of current maturities         21,141     15,961

DEFERRED INCOME TAXES                                        7,896      8,201
                                                      ------------ ----------

SHAREHOLDERS' EQUITY:
  Common stock - $.10 par value; 40,000,000 authorized
    shares; 9,233,737 and 8,717,538 shares issued
    and outstanding                                            923        872
  Capital in excess of par value                            30,767     27,619
  Retained earnings                                         44,343     39,975
  Unamortized cost of stock                                   (179)       (94)
  Foreign currency translation adjustments                    (603)      (855)
                                                      ------------ ----------
      TOTAL SHAREHOLDERS' EQUITY                            75,251     67,517
                                                      ------------ ----------

                                                         $ 210,050  $ 160,988
                                                      ------------ ----------
                                                      ------------ ----------

The accompanying notes are an integral part of these consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                 (In thousands)
                                                         Six Months Ended
                                                      ------------------------
                                                      November 2,  October 28,
                                                          1996         1995
                                                      ------------ -----------
OPERATING ACTIVITIES:
Net Income                                             $    4,368   $   3,581
Adjustments to reconcile net income to net cash
  used by operating activities:
    Depreciation and amortization                           7,228       5,533
    Deferred income taxes                                      85         113
    Changes in operating items:
      Accounts receivable                                  (9,696)     (2,818)
      Inventories                                             (76)       (117)
      Costs and estimated earnings in excess of billings  (10,554)       (338)
      Prepaid expenses, deposits and other                   (108)        (72)
      Accounts payable                                      5,008      (2,565)
      Deferred revenue                                       (772)        826
      Accrued liabilities                                    (661)     (1,544)
      Income taxes payable                                    968         864
      Billings in excess of costs and estimated
       earnings                                              (549)       (322)
                                                      ------------ -----------
        Net cash (used for) provided by operating
          activities                                       (4,759)      3,141
                                                      ------------ -----------

INVESTING ACTIVITIES:
    Cash paid for acquisition, including acquisition
      costs and net of cash acquired                      (11,794)         --
    Additions to property and equipment, net              (11,011)     (6,631)
    Investment in lease contracts                         (13,007)     (9,321)
    Collections from lease contracts                       10,620       8,817
    Other, net                                                511         (81)
                                                      ------------ -----------
        Net cash used for investing activities            (24,681)     (7,216)
                                                      ------------ -----------

FINANCING ACTIVITIES:
    Borrowings under revolving credit agreements          135,350      62,330
    Repayments under revolving credit agreements         (110,625)    (51,545)
    Repayment of debt assumed in acquisition               (1,743)         --
    Borrowings of long-term debt                              105          --
    Repayments of long-term debt                             (181)        (69)
    Borrowings of discounted lease rentals                 13,211          --
    Repayments of discounted lease rentals                 (6,423)     (5,729)
    Proceeds from sale of common stock                      1,091         101
                                                      ------------ -----------
        Net cash provided by financing activities          30,785       5,088
                                                      ------------ -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        26          (3)
                                                      ------------ -----------
NET INCREASE IN CASH                                        1,371       1,010

CASH, BEGINNING OF PERIOD                                   1,133       1,308
                                                      ------------ -----------
CASH, END OF PERIOD                                      $  2,504    $  2,318
                                                      ------------ -----------
                                                      ------------ -----------

The accompanying notes are an integral part of these consolidated statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 2, 1996

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

NORSTAN FINANCIAL SERVICES, INC. (NFS) -

NFS provides financing for customers of the Company. Leases are accounted for as sales-type leases for consolidated financial reporting purposes. Condensed unaudited statements of operations of NFS are as follows (in thousands):

                                                            Six Months Ended
                                                     --------------------------
                                                       November 2,  October 28,
                                                          1996          1995
                                                     ------------- ------------
Revenues                                                $   2,608   $   2,577

Interest Expense                                             (844)       (956)

Other Expenses                                               (644)       (646)
                                                     ------------- ------------

  Income before provision for income taxes                  1,120         975

Provision for income taxes                                    470         390
                                                     ------------- ------------

  Net Income                                            $     650    $    585
                                                     ------------- ------------
                                                     ------------- ------------

SUPPLEMENTAL CASH FLOWS INFORMATION -

Supplemental disclosure of cash flows information is as follows (in thousands):

                                                           Six Months Ended
                                                     --------------------------
                                                       November 2,  October 28,
                                                           1996         1995
                                                     ------------- ------------

Cash paid for:

  Interest                                               $  1,769    $  1,881

  Income taxes                                           $  1,934    $  1,419

Noncash investing and financing activities:

  Stock issued for acquisition                           $  2,000    $     --
  Non-compete agreements related to acquisition          $    667    $     --

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

FORWARD-LOOKING STATEMENTS AND
FACTORS THAT MAY AFFECT FUTURE RESULTS -

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industry; the Company's operations in Canada; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry, as well as other competitive factors.

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

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY -

During the quarter ended November 2, 1996, the Company's net income improved compared to the quarter ended October 28, 1995, increasing 24.6% to $2,676,000, or $.28 per common share, compared to $2,148,000, or $.24 per common share. For the six month period ended November 2, 1996, the Company's net income increased 22.0% to $4,368,000, or $.47 per common share, compared to $3,581,000 or $.40 per common share, for the same period last year.

RESULTS OF OPERATIONS -

The Company's revenues consist of revenues from the sale of products and systems, telecommunications services and financial services. Revenues from the sale of products and systems result from the sale of new products and upgrades, as well as refurbished equipment. Revenues from telecommunications services result primarily from communications maintenance services, moves, adds and changes, network integration services and long distance services. Financial services revenues result primarily from leasing activities. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations.

 SELECTED CONSOLIDATED FINANCIAL DATA

                                                    DOLLAR AMOUNTS AS A                       DOLLAR AMOUNTS AS A
                                                  PERCENTAGE OF REVENUES    PERCENTAGE      PERCENTAGE OF REVENUES   PERCENTAGE
                                                   Three Months Ended        INCREASE           Six Months Ended      INCREASE
                                                 -----------------------  -------------    -----------------------  --------------
                                                 November 2, October 28,      Fiscal       November 2, October 28,      Fiscal
                                                   1996         1995      1997 vs. 1996      1996          1995     1997 vs. 1996
                                                 ----------  -----------  -------------    ----------   ----------  --------------
REVENUES:

  Sales of Products and Systems                    49.5%         55.1%          9.2%          51.1%         55.6%       14.4%
  Telecommunications Services                      48.9%         43.0%         38.4%          47.3%         42.5%       38.4%
  Financial Services                                1.6%          1.9%         (1.9%)          1.6%          1.9%        2.1%
                                                 ----------  ----------   -------------    ----------   ----------  -------------
    Total Revenues                                100.0%        100.0%         21.5%         100.0%        100.0%       24.3%

COST OF SALES                                      71.7%         71.7%         21.5%          72.1%         71.7%       25.0%
                                                 ----------  ----------   -------------    ----------   ----------  -------------

GROSS MARGIN                                       28.3%         28.3%         21.5%          27.9%         28.3%       22.7%
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                          22.9%         23.2%         19.9%          23.5%         23.8%       22.6%
                                                 ----------  ----------   -------------    ----------   ----------  -------------

OPERATING INCOME                                    5.4%          5.1%         28.9%           4.4%          4.5%       23.3%
  Interest Expense and Other, Net                  (0.6%)        (0.6%)        30.0%          (0.4%)        (0.5%)       1.3%
                                                 ----------  ----------   -------------    ----------   ----------  -------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                      4.8%          4.5%         28.9%           4.0%          4.0%       26.2%
  Provision for Income Taxes                        2.0%          1.8%         35.3%           1.7%          1.6%       32.5%
                                                 ----------  ----------   -------------    ----------   ----------  -------------

NET INCOME                                          2.8%          2.7%         24.6%           2.3%          2.4%       22.0%
                                                 ----------  ----------   -------------    ----------   ----------  -------------
                                                 ----------  ----------   -------------    ----------   ----------  -------------

The following table sets forth, for the periods indicated, the gross margin percentages for sales of products and systems, telecommunications services and financial services.

                                 Three Months Ended        Six Months Ended
                             -------------------------  ------------------------
                             November 2,   October 28,  November 2,  October 28,
                                 1996         1995         1996        1995
                             ------------  -----------  -----------  -----------
GROSS MARGIN PERCENTAGES:

  Sales of Products and Systems  26.7%        25.2%        26.7%       25.2%
  Telecommunications Services    29.0%        30.8%        28.1%       31.0%
  Financial Services             58.7%        62.2%        63.1%       59.3%

RESULTS OF OPERATIONS

          REVENUES. Revenues increased 21.5%, to $95,653,000 for the quarter ended November 2, 1996 as compared to $78,705,000 for the similar period last year. For the six months ended November 2, 1996, revenues increased 24.3%, to $187,884,000 as compared to $151,106,000 for the same period last year. Sales of products and systems increased $3,997,000, or 9.2%, and $12,068,000, or 14.4%, during the comparable three and six month periods ended November 2, 1996, respectively.

          Revenues from telecommunications services increased $12,981,000, or 38.4% and $24,650,000, or 38.4% in the comparable three and six month periods ended November 2, 1996, respectively. Revenues from telecommunications services generally have increased following the growth in the sales of telecommunications products and systems.However, in fiscal 1996 as compared to 1995, inclusion of Connect Computer's results of operations accounted for approximately 60% and 55% of the increase in telecommunications services revenues for the three and six month periods ended November 2, 1996, respectively. Revenues from financial services decreased $30,000, or 1.9%, and increased $60,000, or 2.1%, during the comparable three and six month periods ended November 2, 1996, respectively.

          During the quarter ended November 2, 1996, the Company reclassified as sales of products and systems approximately $3,000,000 in revenues which were previously reported during the first quarter as telecommunications services. This reclassification is reflected in the revenues as listed for the six months ended November 2, 1996 and had no impact on total revenues or net income as previously reported for first quarter ended August 3, 1996.

          GROSS MARGIN. The Company's gross margin increased $4,799,000, or 21.5%, to $27,105,000 for the three months ended November 2, 1996 as compared to $22,306,000 for the three months ended October 28, 1995. For the six month period ended November 2, 1996, gross margin increased $9,712,000, or 22.7%, to $52,436,000 as compared to $42,724,000 for the similar period ended October 28, 1995. As a percent of total revenues, gross margin was 28.3% for the comparable three month periods ended November 2, 1996 and October 28, 1995, and was 27.9% and 28.3% for the comparable six month periods ended November 2, 1996 and October 28, 1995, respectively.

          Gross margin as a percent of revenues for the sale of products and systems was 26.7% for both the three and six month periods ended November 2, 1996 as compared to 25.2% for the similar periods ended October 28, 1995.Gross margin as a percent of revenues for telecommunications services was 29.0% and 28.1% for the three and six month periods ended November 2, 1996 as compared to 30.8% and 31.0% for the comparable periods ended October 28, 1995, respectively. The respective increases and decreases in gross margin as a percent of revenues for the sale of products and systems and telecommunications services were generally the result of changes in the mix of products sold and services provided. Gross margin as a percent of revenues for financial services was 58.7% and 63.1% for the three and six month periods ended November 2, 1996 as compared to 62.2% and 59.3% for the three and six month periods ended October 28, 1995, respectively.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3,641,000, or 19.9%, for the quarter ended November 2, 1996 as compared to the quarter ended October 28, 1995. For the six months ended November 2, 1996, selling, general and administrative expenses increased $8,140,000, or 22.6%, as compared to the similar period last year. As a percent of revenues, selling, general and administrative expenses declined to 22.9% and 23.5% for the three and six month periods ended November 2, 1996, respectively, as compared to 23.2% and 23.8% for the similar periods ended October 28, 1995, respectively. These decreases in selling, general and administrative expenses as a percent of revenues resulted from volume related efficiencies, as sales volume increased without a proportionate increase in expenses. These efficiencies were offset by approximately $300,000 and $500,000 of goodwill amortization related to the acquisition of Connect for the three and six month periods ended November 2, 1996, respectively.

          OPERATING INCOME. Operating income increased $1,158,000, or 28.9%, to $5,161,000 for the quarter ended November 2, 1996 as compared to $4,003,000 for the quarter ended October 28, 1995. For the six months ended November 2, 1996, operating income increased $1,572,000, or 23.3%, to $8,313,000, as compared to $6,741,000 for the similar period last year. As a percent of revenues, operating income increased to 5.4% for the three month period ended November 2, 1996 as compared to 5.1% for the similar period ended October 28, 1995. For the comparable six month periods ended November 2, 1996 and October 28, 1995, operating income as a percent of revenues decreased to 4.4% from 4.5%.

          OTHER COSTS AND EXPENSES. Interest expense increased to $520,000 as compared to $450,000 for the three month periods ended November 2, 1996 and October 28, 1995, respectively. For the six month period ended November 2, 1996 interest expense decreased to $761,000 from $848,000 for the similar period last year. Average month end revolving credit balances (excluding amounts borrowed to finance leasing activities) were approximately $21,500,000 for the six months ended November 2, 1996 as compared to approximately $23,000,000 for the six months ended October 28, 1995.

          The Company's effective tax rate was 42% for the three and six month periods ended November 2, 1996 as compared to 40% for the similar periods ended October 28, 1995. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes. The provisions for income tax have been recorded based upon management's estimate of the annualized effective tax rate.

          NET INCOME. Net income was $2,676,000, or $.28 per common share, and $2,148,000, or $.24 per common share, for the quarters ended November 2, 1996 and October 28, 1995, respectively. Net income was $4,368,000, or $.47 per common share, and $3,581,000, or $.40 per common share, for the six month periods ended November 2, 1996 and October 28, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL. Working capital increased to $41,425,000 at November 2, 1996 from $24,899,000 at April 30, 1996. The current ratio was 1.51 to 1.0 at November 2, 1996 as compared to 1.36 to 1.0 at April 30, 1996. Operating activities used net cash of $4,759,000 and provided net cash of $3,141,000 for the six months ended November 2, 1996 and October 28, 1995, respectively.

          CAPITAL RESOURCES. In July 1996, the Company entered into a $40,000,000 unsecured revolving long-term credit agreement with certain banks. Up to $15,000,000 of borrowings under this agreement may be in the form of commercial paper. In addition, up to $8,000,000 and $6,000,000 may be used to support the leasing activities of Norstan Financial Services, Inc. (NFS) and
Norstan Canada Inc. (Norstan Canada), respectively.   Borrowings under this
agreement are due July 31, 1999, and bear interest at the banks' reference rate (8.25% at November 2, 1996 and April 30, 1996), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the banks' reference rate. Total consolidated borrowings under this agreement at November 2, 1996, were $24,725,000. There were no borrowings under this agreement at April 30, 1996. There were no borrowings on the accounts of NFS or Norstan Canada at November 2, 1996, or April 30, 1996. Borrowings by the Company in fiscal 1997 and 1996 have been for working capital and general corporate purposes, as well as to invest in property and equipment. In addition, during fiscal 1997 borrowings were made to finance the acquisition of Connect Computer Company.

          Net capital expenditures for the six months ended November 2, 1996 were $11,011,000 and $6,631,000 for the similar period last year. These expenditures were primarily for the purchase of telecommunications equipment used as spare parts, computer equipment and other facility expansion. At November 2, 1996, there were no outstanding material commitments for future capital expenditures. The Company also has a significant investment in lease contracts with its customers. The investment in lease contracts totaled $13,007,000 for the six months ended November 2, 1996 and $9,321,000 for the similar period last year. Net lease receivables increased to $42,337,000 at November 2, 1996 as compared to $39,872,000 at April 30, 1996.

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

          Norstan Financial Services, Inc. (NFS) and Norstan Canada Inc. utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheets as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10%, and payments are generally due in varying monthly installments through September 2002. Payments due financial institutions on a monthly basis are made from monthly collections of lease receivables from customers.

          Discounted lease rentals consisted of the following (in thousands):



                                                     November 2,   April 30,
                                                          1996        1996
                                                     -----------   ---------

     Nonrecourse borrowings                          $    33,340   $  26,467
     Recourse borrowings                                   1,663       1,696
                                                     -----------   ---------
     Total discounted lease rentals                       35,003      28,163
       Less-current maturities                           (13,862)    (12,202)
                                                     -----------   ---------
                                                     $    21,141   $  15,961
                                                     -----------   ---------
                                                     -----------   ---------


          In addition to the recourse as described previously, recourse to Norstan, Inc. relative to discounted lease rentals was limited to $850,000 as of November 2, 1996 and $883,000 as of April 30, 1996.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On September 12, 1996, the annual meeting of shareholders of the Company (the "Annual Meeting") was held.

(b)       At the Annual Meeting, the following directors were elected:

          Paul Baszucki                         Winston E. Munson
          Richard Cohen                         Gerald D. Pint
          Sidney R. Cohen                       Stanley H. Schweitzer
          Arnold Lehrman                        Dr. Jagdish N. Sheth
          Connie M. Levi                        Herbert F. Trader

(c)       The following items were voted upon at the Annual Meeting*:

     (1)  Election of Directors:

          Name                     Votes For            Votes Withheld
          --------------------     ------------         --------------
          Paul Baszucki             3,729,467                3,608
          Richard Cohen             3,702,003               31,072
          Sidney R. Cohen           3,702,203               30,872
          Arnold Lehrman            3,729,103                3,972
          Connie M. Levi            3,728,768                4,307
          Winston E. Munson         3,701,403               31,672
          Gerald D. Pint            3,728,768                4,307
          Stanley H. Schweitzer     3,729,468                3,607
          Dr. Jagdish N. Sheth      3,728,868                4,207
          Herbert F. Trader         3,728,868                4,207

          Abstentions and Broker non-votes relating to the Election of Directors
- 267,588

     (2) The shareholders approved the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending April 30, 1997. A total of 3,722,500 shares were voted for the appointment of Arthur Andersen LLP, 3,572 shares were voted against, and there were a total of 7,003 abstentions and/or broker non-votes.

     * The vote totals noted above do not reflect the two-for-one stock split approved by the Board of Directors on June 20, 1996.

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



                                   NORSTAN, INC.
                                   --------------------------------------------
                                   Registrant



Date:  December 13, 1996           By
                                     ------------------------------------------
                                      Paul Baszucki
                                      Co-Chairman of the Board and Chief
                                      Executive Officer


Date:  December 13, 1996           By /s/ Richard Cohen
                                      -----------------------------------------
                                      Richard Cohen
                                      Vice Chairman of the Board and Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)