Form 10-Q
period 1997-02-01
NORSTAN INC
filed 1997-03-17
CIK 72418

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                        FOR THE PERIOD ENDED FEBRUARY 1, 1997

                                          OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                            COMMISSION FILE NUMBER 0-8141

                                    NORSTAN, INC.
                (Exact name of registrant as specified in its charter)

                 MINNESOTA                         41-0835746
         ----------------------------           -------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

           605 NORTH HIGHWAY 169, TWELFTH FLOOR, PLYMOUTH, MINNESOTA 55441
           ---------------------------------------------------------------
                       (address of principal executive offices)

TELEPHONE  (612) 513-4500     FAX  (612) 513-4537     INTERNET  WWW.NORSTAN.COM
--------------------------------------------------------------------------------
         (Registrant's telephone number, facsimile number, Internet address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .   No      .
    -----       -----

On March 5, 1997, there were 9,359,997 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

 PART I.  FINANCIAL INFORMATION

ITEM 1.
                            NORSTAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      UNAUDITED



(In thousands, except per share amounts)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                            -------------------------     -------------------------
                                            FEBRUARY 1,    JANUARY 27,    FEBRUARY 1,    JANUARY 27,
                                               1997           1996           1997           1996
                                            ----------     ----------     ----------     ----------
REVENUES:

   Sales of Products and Systems            $   44,776     $   45,092     $  140,864     $  129,112
   Telecommunications Services                  47,932         35,216        136,830         99,464
   Financial Services                            1,367          1,322          4,265          4,161
                                            ----------     ----------     ----------     ----------

    Total Revenues                              94,075         81,630        281,959        232,737
                                            ----------     ----------     ----------     ----------

COST OF SALES:

   Products and Systems                         33,159         33,130        103,585         96,001
   Telecommunications Services                  34,364         24,748         98,319         69,105
   Financial Services                              491            570          1,558          1,725
                                            ----------     ----------     ----------     ----------

    Total Cost of Sales                         68,014         58,448        203,462        166,831
                                            ----------     ----------     ----------     ----------

GROSS MARGIN                                    26,061         23,182         78,497         65,906

   Selling, General
    & Administrative Expenses                   20,935         19,032         65,058         55,015
                                            ----------     ----------     ----------     ----------

OPERATING INCOME                                 5,126          4,150         13,439         10,891

   Interest Expense                               (571)          (317)        (1,332)        (1,165)
   Interest and Other Income (Expense), Net        (11)           (11)           (32)            65
                                            ----------     ----------     ----------     ----------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                    4,544          3,822         12,075          9,791

   Provision for Income Taxes                    1,829          1,529          4,992          3,916
                                            ----------     ----------     ----------     ----------

NET INCOME                                  $    2,715     $    2,293     $    7,083     $    5,875
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                    $      .29     $      .26     $      .75     $      .65
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                              9,494          9,030          9,409          8,990
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------


The accompanying notes are an integral part of these consolidated financial statements.

                            NORSTAN, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                    (In thousands)


                                                               FEBRUARY 1,      APRIL 30,
                                                                  1997            1996
                                                               -----------    -----------
                                                               (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS:
   Cash                                                        $       740    $     1,133
   Accounts receivable, net of allowances for doubtful
    accounts of $1,412 and $1,079                                   75,337         55,723
   Current lease receivables                                        15,708         15,316
   Inventories                                                       9,736         10,964
   Costs and estimated earnings in excess of billings of
    $13,413 and $13,528                                             11,296          5,202
   Prepaid income taxes                                              3,964          3,427
   Prepaid expenses, deposits and other                              3,382          2,443
                                                               -----------    -----------
     TOTAL CURRENT ASSETS                                          120,163         94,208
                                                               -----------    -----------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures and equipment                                87,840         75,126
   Less-accumulated depreciation and amortization                  (44,828)       (40,815)
                                                               -----------    -----------
  NET PROPERTY AND EQUIPMENT                                        43,012         34,311
                                                               -----------    -----------

OTHER ASSETS:
   Lease receivables, net of current maturities                     25,133         24,556
   Franchise rights and other intangible assets,
    net of amortization of $5,296 and $3,991                        22,539          7,421
   Other                                                                15            492
                                                               -----------    -----------
     TOTAL OTHER ASSETS                                             47,687         32,469
                                                               -----------    -----------

                                                               $   210,862    $   160,988
                                                               -----------    -----------
                                                               -----------    -----------


      The accompanying notes are an integral part of these consolidated balance sheets.

                            NORSTAN, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                         (In thousands, except share amounts)

                                                                    FEBRUARY 1,      APRIL 30,
                                                                       1997            1996
                                                                    -----------    -----------
                                                                    (Unaudited)      (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                             $       391    $        --
   Current maturities of discounted lease rentals                        12,551         12,202
   Accounts payable                                                      22,787         15,053
   Deferred revenue                                                      18,557         17,856
   Accrued -
    Salaries and wages                                                    9,354         10,424
    Warranty costs                                                        2,184          1,655
    Other liabilities                                                     7,679          6,880
   Income taxes payable                                                     863            668
   Billings in excess of costs and estimated earnings of $14,107
    and $12,595                                                           6,359          4,571
                                                                    -----------    -----------
      TOTAL CURRENT LIABILITIES                                          80,725         69,309
                                                                    -----------    -----------

LONG-TERM DEBT, net of current maturities                                21,979             --


DISCOUNTED LEASE RENTALS, net of current maturities                      18,637         15,961

DEFERRED INCOME TAXES                                                     9,783          8,201
                                                                    -----------    -----------

SHAREHOLDERS' EQUITY:
   Common stock - $.10 par value; 40,000,000 authorized shares;
    9,359,997 and 8,717,538 shares issued and outstanding                   936            872
   Capital in excess of par value                                        32,607         27,619
   Retained earnings                                                     47,058         39,975
   Unamortized cost of stock                                               (161)           (94)
   Foreign currency translation adjustments                                (702)          (855)
                                                                    -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                         79,738         67,517
                                                                    -----------    -----------

                                                                     $  210,862     $  160,988
                                                                    -----------    -----------
                                                                    -----------    -----------


The accompanying notes are an integral part of these consolidated balance sheets.

                            NORSTAN, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOW

                                      UNAUDITED

                                    (In thousands)

                                                                   NINE MONTHS ENDED
                                                               --------------------------
                                                               FEBRUARY 1,    JANUARY 27,
                                                                  1997           1996
                                                               -----------    -----------
OPERATING ACTIVITIES:
Net income                                                     $     7,083    $     5,875
Adjustments to reconcile net income to net cash used by
  operating activities:
   Depreciation and amortization                                     9,506          8,443
   Deferred income taxes                                             1,643             --
   Changes in operating items:
    Accounts receivable                                            (15,438)        (6,863)
    Inventories                                                      1,468           (781)
    Costs and estimated earnings in excess of billings              (6,083)         2,666
    Prepaid expenses, deposits and other                              (836)        (1,082)
    Accounts payable                                                 5,311         (2,805)
    Deferred revenue                                                   272          2,826
    Accrued liabilities                                             (2,111)          (423)
    Income taxes payable                                               331            411
    Billings in excess of costs and estimated earnings               1,785          1,969
                                                               -----------    -----------

      Net cash provided by operating activities                      2,931         10,236
                                                               -----------    -----------

INVESTING ACTIVITIES:
   Cash paid for acquisition, including acquisition costs
    and net of cash acquired                                       (11,794)            --

   Additions to property and equipment, net                        (16,675)        (8,733)
   Investment in lease contracts                                   (17,773)       (12,822)
   Collections from lease contracts                                 16,849         13,862
   Other, net                                                          516           (123)
                                                               -----------    -----------

      Net cash used for investing activities                       (28,877)        (7,816)
                                                               -----------    -----------

FINANCING ACTIVITIES:
   Borrowings under revolving credit agreements                    181,775         87,735
   Repayments under revolving credit agreements                   (160,250)       (92,150)
   Repayment of debt assumed in acquisition                         (1,743)            --
   Borrowings of long-term debt                                        105             --
   Repayments of long-term debt                                       (274)           (93)
   Borrowings of discounted lease rentals                           12,502         10,720
   Repayments of discounted lease rentals                           (9,506)        (8,962)

   Proceeds from sale of common stock                                2,943          1,595
                                                               -----------    -----------

      Net cash provided by (used for) financing activities          25,552         (1,155)
                                                               -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  1             (7)
                                                               -----------    -----------

NET (DECREASE) INCREASE IN CASH                                       (393)         1,258

CASH, BEGINNING OF PERIOD                                            1,133          1,308
                                                               -----------    -----------

CASH, END OF PERIOD
                                                               $       740    $     2,566
                                                               -----------    -----------
                                                               -----------    -----------


The accompanying notes are an integral part of these consolidated statements.

                            NORSTAN, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   FEBRUARY 1, 1997

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

NORSTAN FINANCIAL SERVICES, INC. (NFS) -

NFS provides financing for customers of the Company. Leases are accounted for as sales-type leases for consolidated financial reporting purposes. Condensed unaudited statements of operations of NFS are as follows (in thousands):

                                                        NINE MONTHS ENDED
                                                    --------------------------
                                                    FEBRUARY 1,    JANUARY 27,
                                                       1997           1996
                                                    -----------    -----------
Revenues                                            $     3,911    $     3,751

Interest Expense                                         (1,310)        (1,407)

Other Expenses                                             (901)        (1,004)
                                                    -----------    -----------

  Income before provision for income taxes                1,700          1,340

Provision for income taxes                                 (703)          (536)
                                                    -----------    -----------

  Net Income                                        $       997    $       804
                                                    -----------    -----------
                                                    -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION -

Supplemental disclosure of cash flow information is as follows (in thousands):


                                                        NINE MONTHS ENDED
                                                    --------------------------
                                                    FEBRUARY 1,    JANUARY 27,
                                                       1997           1996
                                                    -----------    -----------
Cash paid for:

  Interest                                          $     2,936    $     2,785

  Income taxes                                      $     2,642    $     3,471

Noncash investing and financing activities:

  Stock issued for acquisition                      $     2,000    $        --

  Non-compete agreements related to acquisition     $       667    $        --

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

The acquisition consideration totaled approximately $15 million, consisting of $8.2 million cash and $2 million of Norstan common stock, as well as $2.7 million paid in exchange for all outstanding Connect stock options, $1.1 million in bonuses paid to Connect management and employees, and $1 million payable to certain members of Connect management under non-compete agreements. In addition, the Company agreed to pay up to $4 million in contingent consideration over a three year period ending April 30, 1999, if certain operating income levels are achieved (as of February 1, 1997, $2 million of such consideration has been accrued). The Company financed the cash portions of the acquisition through borrowings under its existing credit facility.

Pro forma information for this acquisition has not been disclosed as such information was not materially different from the Company's results of operations.

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

ITEM 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY -

During the quarter ended February 1, 1997 the Company's net income improved compared to the quarter ended January 27, 1996, increasing 18.4% to $2,715,000, or $.29 per common share, compared to $2,293,000, or $.26 per common share. For the nine month period ended February 1, 1997, the Company's net income increased 20.6% to $7,083,000, or $.75 per common share, compared to $5,875,000 or $.65 per common share, for the same period last year.


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

 SELECTED CONSOLIDATED FINANCIAL DATA


                               DOLLAR AMOUNTS AS A                          DOLLAR AMOUNTS AS A
                              PERCENTAGE OF REVENUES       PERCENTAGE      PERCENTAGE OF REVENUES       PERCENTAGE
                            ----------------------------    INCREASE     ----------------------------    INCREASE
                                THREE MONTHS ENDED                            NINE MONTHS ENDED
                             FEBRUARY 1,    JANUARY 27,      FISCAL       FEBRUARY 1,    JANUARY 27,      FISCAL
                                1997           1996       1997 VS. 1996      1997           1996       1997 VS. 1996
                            -------------  -------------  -------------  -------------  -------------  -------------
REVENUES:

Sales of Products and Systems   47.6%          55.2%          (0.7%)         50.0%          55.5%            9.1%
Telecommunications Services     51.0%          43.1%          36.1%          48.5%          42.7%           37.6%
Financial Services               1.4%           1.7%           3.4%           1.5%           1.8%            2.5%
                            -------------  -------------  -------------  -------------  -------------  -------------

   Total Revenues              100.0%         100.0%          15.2%         100.0%         100.0%           21.1%

COST OF SALES                   72.3%          71.6%          16.4%          72.2%          71.7%           22.0%
                            -------------  -------------  -------------  -------------  -------------  -------------

GROSS MARGIN                    27.7%          28.4%          12.4%          27.8%          28.3%           19.1%
SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES        22.3%          23.3%          10.0%          23.1%          23.6%           18.3%
                            -------------  -------------  -------------  -------------  -------------  -------------

OPERATING INCOME                 5.4%           5.1%          23.5%           4.8%           4.7%           23.4%
 Interest Expense and Other,
  Net                           (0.6%)         (0.4%)         77.4%          (0.5%)         (0.5%)          24.0%
                            -------------  -------------  -------------  -------------  -------------  -------------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                    4.8%           4.7%          18.9%           4.3%           4.2%           23.3%

 Provision for Income Taxes      1.9%           1.9%          19.6%           1.8%           1.7%           27.5%
                            -------------  -------------  -------------  -------------  -------------  -------------

NET INCOME                       2.9%           2.8%          18.4%           2.5%           2.5%           20.6%
                            -------------  -------------  -------------  -------------  -------------  -------------
                            -------------  -------------  -------------  -------------  -------------  -------------


The following table sets forth, for the periods indicated, the gross margin percentages for sales of products and systems, telecommunications services and financial services.

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                  --------------------------    --------------------------
                                  FEBRUARY 1,    JANUARY 27,    FEBRUARY 1,    JANUARY 27,
                                     1997           1996            1997           1996
                                  -----------    -----------    -----------    -----------
GROSS MARGIN PERCENTAGES:

 Sales of Products and Systems      25.9%          26.5%           26.5%          25.6%
 Telecommunications Services        28.3%          29.7%           28.1%          30.5%
 Financial Services                 64.1%          56.9%           63.5%          58.5%

RESULTS OF OPERATIONS

         REVENUES. Revenues increased 15.2%, to $94,075,000 for the quarter ended February 1, 1997 as compared to $81,630,000 for the similar period last year. For the nine months ended February 1, 1997, revenues increased 21.1%, to $281,959,000 as compared to $232,737,000 for the same period last year. For the three and nine month periods ended February 1, 1997, sales of products and systems decreased $316,000, or less than 1.0%, and increased $11,752,000, or 9.1%, as compared to the three and nine month periods ended January 27, 1996, respectively.

         Revenues from telecommunications services increased $12,716,000, or 36.1%, and $37,366,000, or 37.6%, in the comparable three and nine month periods ended February 1, 1997 and January 27, 1996, respectively. Revenues from telecommunications services generally have increased following the growth in the sales of telecommunications products and systems. However, in fiscal 1997, inclusion of Connect Computer's results of operations accounted for approximately 80% and 65% of the increase in telecommunications services revenues for the three and nine month periods ended February 1, 1997, respectively. Revenues from financial services increased $45,000 or 3.4%, and $104,000 or 2.5%, during the three and nine month periods ended February 1, 1997, respectively, as compared to the similar periods ended January 27, 1996.

         During the second quarter ended November 2, 1996, the Company reclassified as sales of products and systems approximately $3,000,000 in revenues which were previously reported during the first quarter as telecommunications services. This reclassification is reflected in the revenues as listed for the nine months ended February 1, 1997 and had no impact on total revenues or net income as previously reported for the first and second quarters ended August 3, 1996 and November 2, 1996.

         GROSS MARGIN. The Company's gross margin increased $2,879,000 or 12.4%, to $26,061,000 for the three months ended February 1, 1997 as compared to $23,182,000 for the three months ended January 27, 1996. For the nine month period ended February 1, 1997, gross margin increased $12,591,000, or 19.1%, to $78,497,000 as compared to $65,906,000 for the similar period ended January 27, 1996. As a percent of total revenues, gross margin was 27.7% and 28.4% for the three month periods ended February 1, 1997 and January 27, 1996, respectively. For the nine month periods ended February 1, 1997 and January 27, 1996, gross margin as a percent of revenues was 27.8% and 28.3%, respectively.

         Gross margin as a percent of revenues for the sale of products and systems was 25.9% and 26.5% for the three and nine month periods ended February 1, 1997, respectively, and 26.5% and 25.6% for the comparable periods ended January 27, 1996, respectively. Gross margin as a percent of revenues for telecommunications services was 28.3% and 28.1% for the three and nine month periods ended February 1, 1997, respectively, and 29.7% and 30.5% for the comparable periods ended January 27, 1996, respectively. The respective increases and decreases in gross margin as a percent of revenues for the sale of products and systems and telecommunications services were generally the result of changes in the mix of products sold and services provided. Gross margin as a percent of revenues for financial services was 64.1% and 63.5% for the three and nine month periods ended February 1, 1997, respectively, and 56.9% and 58.5% for the similar periods ended January 27, 1996, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,903,000, or 10%, for the quarter ended February 1, 1997 as compared to the quarter ended January 27, 1996. For the nine months ended February 1, 1997, selling, general and administrative expenses increased $10,043,000, or 18.3%, as compared to the similar period last year.
As a percent of revenues, selling, general and administrative expenses declined to 22.3% and 23.1% for the three and nine month periods ended February 1, 1997, respectively, as compared to 23.3% and 23.6% for the similar periods ended January 27, 1996, respectively. These decreases in selling, general and administrative expenses as a percent of revenues resulted from ongoing control of these expenses and volume related efficiencies, as sales volume increased without a proportionate increase in expenses. These efficiencies were offset by approximately $365,000 and $875,000 of goodwill amortization related to the acquisition of Connect for the three and nine month periods ended February 1, 1997, respectively.

         OPERATING INCOME. Operating income increased $976,000, or 23.5%, to $5,126,000 for the quarter ended February 1, 1997, as compared to $4,150,000 for the quarter ended January 27, 1996. For the nine months ended February 1, 1997, operating income increased $2,548,000, or 23.4%, to $13,439,000, as compared to $10,891,000 for the similar period last year. As a percent of revenues, operating income increased to 5.4% for the three month period ended February 1, 1997 as compared to 5.1% for the similar period ended January 27, 1996. For the comparable nine month periods ended February 1, 1997 and January 27, 1996, operating income as a percent of revenues increased to 4.8% from 4.7%.

         OTHER COSTS AND EXPENSES. Interest expense increased to $571,000 as compared to $317,000 for the three month periods ended February 1, 1997 and January 27, 1996, respectively. For the nine month period ended February 1, 1997, interest expense increased to $1,332,000 from $1,165,000 for the similar period last year. Average month end revolving credit balances (excluding amounts borrowed to finance leasing activities) were approximately $23,600,000 for the nine months ended February 1, 1997 as compared to approximately $22,500,000 for the nine months ended January 27, 1996.

         The Company's effective tax rate was 40.3% and 41.3% for the three and nine month periods ended February 1, 1997, respectively, as compared to 40% for the similar periods ended January 27, 1996. The Company's effective tax rate differs from the federal statutory rate primarily due to amortization of goodwill and state income taxes. The provisions for income tax have been recorded based upon management's estimate of the annualized effective tax rate.

         NET INCOME. Net income was $2,715,000, or $.29 per common share, and $2,293,000, or $.26 per common share, for the quarters ended February 1, 1997 and January 27, 1996, respectively. Net income was $7,083,000, or $.75 per common share, and $5,875,000, or $.65 per common share, for the nine month periods ended February 1, 1997 and January 27, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. Working capital increased to $39,438,000 at February 1, 1997 from $24,899,000 at April 30, 1996. The current ratio was 1.49 to 1.0 at February 1, 1997 as compared to 1.36 to 1.0 at April 30, 1996. Operating activities provided net cash of $2,931,000 and $10,236,000 for the nine months ended February 1, 1997 and January 27, 1996, respectively.

         CAPITAL RESOURCES. In July 1996, the Company entered into a $40,000,000 unsecured revolving long-term credit agreement with certain banks. Up to $15,000,000 of borrowings under this agreement may be in the form of commercial paper. In addition, up to $8,000,000 and $6,000,000 may be used to support the leasing activities of Norstan Financial Services, Inc. (NFS) and
Norstan Canada Inc. (Norstan Canada), respectively.   Borrowings under this
agreement are due July 31, 1999, and bear interest at the banks' reference rate (8.25% at February 1, 1997 and April 30, 1996), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the banks' reference rate. Total consolidated borrowings under this agreement at February 1, 1997, were $21,525,000. There were no borrowings under this agreement at April 30, 1996. There were no borrowings on account of NFS or Norstan Canada at February 1, 1997, or April 30, 1996. Borrowings by the Company in fiscal 1997 and 1996 have been for working capital and general corporate purposes, as well as to invest in property and equipment. In addition, during fiscal 1997 borrowings were made to finance the acquisition of Connect Computer Company.

         Net capital expenditures for the nine months ended February 1, 1997 were $16,675,000 and $8,733,000 for the similar period last year. These expenditures were primarily for the purchase of telecommunications equipment which is used as spare parts and for outsourcing arrangements, computer equipment and other facility expansion. At February 1, 1997, there were no outstanding material commitments for future capital expenditures. The Company also has a significant investment in lease contracts with its customers. The investment in lease contracts totaled $17,773,000 for the nine months ended February 1, 1997 and $12,822,000 for the similar period last year. Net lease receivables increased to $40,841,000 at February 1, 1997 as compared to $39,872,000 at April 30, 1996.

         In June 1996, the Company acquired all of the common stock of Connect Computer Company (Connect), a provider of consulting, design and implementation services. The acquisition consideration totaled approximately $15 million, consisting of $8.2 million cash and $2 million of Norstan common stock, as well as $2.7 million paid in exchange for all outstanding Connect stock options, $1.1 million in bonuses paid to Connect management and employees, and $1 million payable to certain members of Connect management under non-compete agreements. In addition, the Company has agreed to pay up to $4 million in contingent consideration over a three year period ending April 30, 1999, if certain operating income levels are achieved. Based on projected results for fiscal 1997, $2 million of such consideration has been accrued.

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

         Discounted lease rentals consisted of the following (in thousands):



                                                FEBRUARY 1,     APRIL 30,
                                                    1997          1996
                                                -----------    -----------

         Nonrecourse borrowings                 $    30,581    $    26,467
         Recourse borrowings                            607          1,696
                                                -----------    -----------
         Total discounted lease rentals              31,188         28,163
           Less-current maturities                  (12,551)       (12,202)
                                                -----------    -----------
                                                $    18,637    $    15,961
                                                -----------    -----------
                                                -----------    -----------


         In addition to the recourse as described previously, recourse to Norstan, Inc. relative to discounted lease rentals was limited to $433,000 as of February 1, 1997 and $883,000 as of April 30, 1996.

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




                                  NORSTAN, INC.
                                  ---------------------------------------------
                                  Registrant



Date:  March 14, 1997             By     /s/  Paul Baszucki
                                      -----------------------------------------
                                     Paul Baszucki
                                     Co-Chairman of the Board
                                     and Chief Executive Officer


Date:  March 14, 1997             By
                                      -----------------------------------------
                                     Richard Cohen
                                     Vice Chairman of the Board
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)