Form 10-K
period 1997-04-30
NORSTAN INC
filed 1997-07-29
CIK 72418

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-8141

                                 NORSTAN, INC.

                (Exact name of registrant as specified in its chapter)

             MINNESOTA                                  41-0835746
-------------------------------------      ------------------------------------
      (State of incorporation)             (I.R.S. Employer identification No.)

        605 NORTH HIGHWAY 169, TWELFTH FLOOR, PLYMOUTH, MINNESOTA  55441

                     (Address of principal executive offices)

The Company's phone number:  612-513-4500
The Company's internet address: www.norstan.com

Securities registered pursuant to Section 12(b) of the Act:    NONE
Securities registered pursuant to Section 12(g) of the Act:

                  COMMON STOCK ($.10 PAR VALUE PER SHARE)
                        COMMON STOCK PURCHASE RIGHTS
-------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 30, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the NASDAQ National Market System was $86,162,099.

As of June 30, 1997, there were outstanding 9,426,503 shares of the registrant's common stock, par value $.10 per share, its only class of equity securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I

ITEM 1.   Business.............................................................................   1
            Market Trends......................................................................   2
            Competitive Strengths..............................................................   3
            Growth Strategy....................................................................   4
            Products and Services..............................................................   4
            Acquisitions.......................................................................   7
            Marketing and Sales................................................................   7
            Customers and Customer Service.....................................................   8
            Suppliers: Relationship with Siemens...............................................   8
            Backlog............................................................................   9
            Competition........................................................................   9
            Canadian Operations................................................................   9
            Government Regulation..............................................................   10
            Employees..........................................................................   10
            General............................................................................   11
ITEM 2.   Properties...........................................................................   12
ITEM 3.   Legal Proceedings....................................................................   12
ITEM 4.   Submission of Matters to a Vote of Security Holders..................................   12

PART II

ITEM 5.   Market for the Company's Common Equity and Related Stockholder Matters...............   13

ITEM 6.   Selected Consolidated Financial Data.................................................   14

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations for the Fiscal Years 1997, 1996, and 1995..............................   15

ITEM 8.   Financial Statements and Supplementary Data..........................................   20

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure........................................................................   41
PART III

ITEM 10.  Directors and Executive Officers of the Registrant...................................   41
ITEM 11.  Executive Compensation...............................................................   41
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.......................   41
ITEM 13.  Certain Relationships and Related Transactions.......................................   41

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................   42

SIGNATURES.....................................................................................   43

PART I

ITEM 1.  BUSINESS.

          Norstan, Inc. (the Company) is a single-source technology provider creating integrated voice, video, and data solutions for customers primarily in 18 states and throughout Canada. The Company was incorporated in 1960 as a Minnesota corporation. Norstan Communications, Inc. (NCI) (formerly Norstan Communications Systems, Inc.) was incorporated in 1974. Norstan Financial Services, Inc. (NFS) (formerly Norstan Financial Corporation) was incorporated in 1979. Norstan/Electronic Engineering Company was incorporated in 1985 and merged into NCI in December 1988. Norstan/Communication Consultants, Inc. (N/CCI) was incorporated in 1988 and merged into NCI in May of 1990. Norstan Network Services, Inc. (NNS) was incorporated in 1991. Norstan Network Services, Inc. of New Hampshire and Norstan Canada Inc. (NCDA) were incorporated in 1992. Connect Computer Company (Connect) was merged into an acquisition subsidiary and as the surviving corporation became a wholly owned subsidiary of the Company in June 1996. Norstan International, Inc. (NII) was incorporated in 1997.

          Norstan entered the communications business in 1973, has been a distributor of Siemens ROLM Communications, Inc. (ROLM) communications equipment since 1976 and has historically derived a substantial majority of its revenues from the sale of telephone systems, communications maintenance services and moves, adds and changes, which are modifications to customers' communications systems. In 1997, ROLM's name was changed to Siemens Business Communication Systems, Inc. (Siemens). In recent years, the Company has expanded the array of products and services it provides to include those of Aspect Telecommunications Corporation (Aspect), Compression Labs, Incorporated (CLI), PictureTel Corporation (PictureTel), Sprint Communications Company L.P. (Sprint), Octel Communications Corporation (Octel) and others.

          In addition to providing the equipment and related support required for a specific installation, Norstan offers a variety of services, including communications maintenance services, moves, adds and changes, leasing, long distance service, network integration, outsourcing and facilities management services. These services, which provide the Company with an important source of recurring revenue, were approximately 49% of the Company's total revenues for fiscal 1997.

          Norstan's marketing strategy is to increase sales to its existing customer base by capturing a larger portion of each customer's communication and information systems budget. Generally, the first product sold to a customer is a telephone system. Upon selling a system, Norstan's representatives typically sign the customer to a service contract. Norstan believes the high quality of its customer service supports ongoing marketing efforts, as satisfied customers are more likely to choose Norstan to supply additional communications products and services. In order to focus marketing efforts effectively, Norstan's sales representatives strive to understand each customer's business, enabling them to recommend communications solutions that improve the flow of information and productivity. For example, a sales representative may recommend voice messaging and videoconferencing equipment to expand communications channels, reduce dependence on support personnel and reduce the need for costly travel. For customers with a high volume of calls, Norstan may recommend interactive voice response products, which allow customers to access information via a touch tone telephone, or sophisticated call centers which interface with the customer's computer system and direct calls automatically to available personnel. For those customers who wish to avoid the complexity and training required to operate and maintain their own communications system and the technology risk associated with owning communications equipment, Norstan provides complete communications outsourcing and facilities management services.

          The Company focuses its sales efforts on customer locations with 100 or more users and those customers with complex communications requirements. The Company's wide array of products and services enables it to offer single-source solutions to customers' communications needs. Current customers of the Company include BP America Inc., Best Buy Co., Inc., Blue Cross/Blue Shield, First Bank System, Inc., 3M Company, Harley-Davidson, Inc., The Limited Stores, as well as many hospitals and a number of government agencies in Minnesota, Iowa, Wisconsin, Ohio, Arizona and other states and provinces.

MARKET TRENDS

     Norstan believes that as markets become more global, information driven and competitive, businesses are placing an increasing emphasis on rapid and comprehensive communications technology to improve employee productivity and customer service. As a result, businesses are looking to a variety of new technologies to enhance the performance of their communications systems and to increase the speed, accuracy and availability of information. Norstan believes that several trends contribute to a favorable market outlook for communications systems integrators offering a broad range of products and services such as those offered by the Company:

     - CONTINUED MODEST GROWTH IN MARKET FOR PBX TELEPHONE SYSTEMS. According to MultiMedia Telecommunications Association (MTA) and Telecommunications Industry Association (TIA), national trade associations, the United States market for private branch exchange
          (PBX) telephone systems grew from $2.8 billion in 1994 to $3.6 billion in 1996. Over this same period, the average price per telephone line increased from an estimated $553 to $580, while the number of lines shipped increased from 5.1 million to 6.3 million. These trade associations also project the market for PBX telephone systems to grow at a compound annual rate of 8.9% from $3.6 billion in 1996 to approximately $5.1 billion in 2000, representing an increase in the number of lines shipped to over 8.3 million and an increase in the average price per line to $619.

     - GROWTH OF NEW COMMUNICATIONS PRODUCTS AND MARKETS. Over the past several years, a variety of new communications technologies have emerged which enhance the capabilities of traditional telephone systems making businesses more efficient and productive. Manufacturers such as Aspect, CLI and Octel have introduced products, including call centers, voice response units, videoconferencing systems and voice messaging products, that improve the performance and efficiency of communications systems. Industry sources expect the number of communications technologies to continue to grow. The
          United States market for call processing equipment, including call centers, voice messaging and interactive voice response products, was estimated at $5.4 billion in 1996 and is projected to grow at a compound annual rate of 10.6% between 1996 and 2000. Further,MTA and TIA estimate that the market for videoconferencing products in which the Company competes was approximately $3.7 billion in 1996 and is projected to grow at a compound annual rate of 34.5% between 1996 and 2000.

     - CONVERGENCE OF VOICE, VIDEO AND DATA MARKETS. Since the introduction of local and wide area computer networks, the market for data communications has grown rapidly and comprises a growing portion of the overall communications market. The data communications and networking equipment market was estimated at $32.3 billion in 1996 and is projected to grow at a compound annual rate of 15% between 1996 and 2000. As the prevalence of computer networks continues to increase, and voice, video, and data are increasingly transmitted in a digital format using the same networks, Norstan believes that demand for services related to the integration of voice, video and data networks will continue to increase.

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

COMPETITIVE STRENGTHS

     The Company believes it possesses and is developing a number of competitive strengths that will help it achieve its goal of becoming one of the premier providers of integrated communications systems solutions in the United States and Canada. These strengths include:

     - ACCESS TO LEADING VOICE, VIDEO AND DATA PRODUCTS AND SERVICES. Norstan maintains relationships with leading communications technology manufacturers and service providers, including Siemens, Aspect, CLI, PictureTel, Sprint and Octel. In addition, through its data communications business, the Company has access to products and services offered by Novell, Inc. (Novell), Cisco Systems, Inc.
         (Cisco), Network Equipment Technologies, Inc. (NET), Microsoft Corporation (Microsoft), Intel Corporation (Intel), Adtran, Inc. (Adtran), Compaq Computer Corporation (Compaq) and Lotus Development Corporation (Lotus). Norstan's knowledge of these technologies and ability to remarket, support and integrate them into communications solutions meeting diverse customer requirements, enables the Company to provide its customers with integrated approaches to solving communications issues. Further, Norstan's strong distribution network enhances its access to leading technologies by offering a low cost distribution alternative for established manufacturers, as well as for manufacturers that lack the critical mass necessary to establish a direct sales force in specific markets.

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

     - CUSTOMER SERVICE. Norstan is committed to providing a high level of customer service by exceeding its customers' expectations. Customer satisfaction surveys, conducted by an outside firm contracted by Norstan, indicate that 94% of Norstan's customers are satisfied with the overall service and support they receive. This level of satisfaction has increased, rising from 86% in 1988 to the current level. The Company coordinates its customer service response through three remote diagnostic and dispatch centers which handle over 430,000 service calls per year.

     - DISTRIBUTION EXPERTISE. Norstan believes it has access to a wide array of leading communications products and is continuing to develop the internal expertise necessary to provide communications products and services on an integrated basis. The availability of distribution rights for many communications products, such as PBX systems and call centers, is limited, making it difficult for many communications systems integration companies to offer the range of products and services that Norstan offers.
          In addition, the capital and training requirements necessary to offer such products and services on an integrated basis are substantial. Norstan believes that its access to leading products, established distribution network and large customer base, together with its continuing development of communications systems integration expertise, have positioned the Company to continue to expand the portion of its revenues derived from the integration of communications products and services.

     - MANAGED SERVICES. As communications and information systems become more complex, businesses are finding it more cost effective to outsource some or all of their communications, data, and call center needs. Norstan offers its customers a wide array of managed communication and information services with outsourcing and facilities management agreements. Norstan may provide a customer all system equipment including PBX, local and wide area networks, servers, voice messaging and conferencing equipment, staffing, both management and administrative support, allowing the customer to concentrate on their core competencies. Norstan believes the managed services solution, whether fully turnkey or simple support of internal staff, provides its customers with a single source for the management of their voice, data, and call center environments.

GROWTH STRATEGY

     Norstan has formulated a growth strategy intended to capitalize on its competitive strengths. This growth strategy is focused on the following elements:

     - INCREASE SALES TO EXISTING CUSTOMERS. Norstan has a large installed customer base, including approximately 6,500 customer locations covered by service contracts. This base provides Norstan with the opportunity to capture an increasing portion of each customer's communications requirements. Most customers currently purchase only a portion of the products and services offered by the Company. The cost of selling to existing customers is generally lower than selling to new customers because Norstan already understands the customer's business and communications requirements. Additionally, Norstan's reputation is already established with the customer, thereby enabling Norstan to leverage its high level of customer service and more easily sell new products and services.

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

     - STRATEGIC ALLLIANCES. The development of strategic alliances with related and complimentary vendors allows Norstan to go to the market with the expertise to provide complete packages of managed services. By aligning itself with leaders in such fields as staffing and conferencing, Norstan is able to supplement its skill sets and better meet customers' expectations.

     - ACQUISITION STRATEGY. Norstan is actively seeking to acquire complementary businesses that will contribute to the success of Norstan's communications systems integration strategy. Norstan targets systems integration companies that will provide either new skills, products and services and/or permit expansion of the geographic areas which Norstan serves. These acquisitions will also expand Norstan's customer base, providing additional points of entry for Norstan's communications products and services. See "Acquisitions."

PRODUCTS AND SERVICES

   The Company's core business has historically been the sale of telephone systems, communications maintenance services and moves, adds and changes. From this core business, the Company has expanded its operations and shifted its product mix to incorporate new products and services, including call processing products, call center solutions, long distance services, conferencing products, refurbished equipment, cabling, leasing, outsourcing and network integration products and services. This array of products and services allows the Company to provide single source solutions to customers' communications needs. The Company's three major business segments are: products and systems, telecommunications services and financial services. Products and systems include the sale of new products and upgrades, as well as refurbished equipment and contributed approximately 50.8%, 55.0% and 57.4% of total revenues in fiscal 1997, 1996 and 1995, respectively. Telecommunications services include communications maintenance services, moves, adds and changes, network integration services, and long distance service and contributed approximately 47.7%, 43.2% and 40.9% of total revenues in fiscal 1997, 1996 and 1995, respectively. Financial services revenues result primarily from leasing activities and contributed approximately 1.5%, 1.8% and 1.7% of total revenues in fiscal 1997, 1996 and 1995, respectively. The products and services included in each of these segments are discussed below.

     PRODUCTS AND SYSTEMS

     TELEPHONE SYSTEMS. Norstan offers a wide variety of private telephone systems. These systems are typically comprised of a telephone switch and individual telephones located at the customer site. A telephone switch is a device that provides the connection between the customer's internal telephone lines and the outside telephone network. The telephone switch, typically owned by the customer, is available in three primary types: PBX, key system and hybrid key system. PBX switches are generally used for installations of more than 100 lines and can accommodate up to several thousand telephone lines. A PBX condenses the number of internal phone lines to a significantly smaller number of outside trunk lines which connect to the telephone network. When an incoming call is received, the PBX switches the call to the appropriate internal telephone extension. When a call is made from within the business, the PBX determines whether the call is an internal call, in which case the PBX switches the call to the appropriate internal telephone extension, or an outgoing call, in which case the PBX directs the call to an open outside line. The PBX also provides a base platform from which the customer's telephone system can be upgraded with features such as voice messaging and caller identification. In contrast to PBX systems, key systems are relatively inexpensive and appropriate for small installations which generally require fewer than 50 lines. Each telephone in a key system displays all outside lines, allowing the user to directly select which telephone line to use when making a call. Hybrid key systems share attributes of both PBX systems and key systems and are typically appropriate for installations requiring approximately 50 to 100 lines. The Company also offers a number of different telephone models with a variety of features. Telephone systems range in price from approximately $15,000 for a key system with relatively few lines and features to over $1.0 million for the largest, most complex PBX systems.

     CALL CENTERS. Call centers are complex systems that can process a large number of incoming calls per hour and are used by businesses in applications such as reservation centers, customer support centers and catalog order centers. Call centers utilize a variety of call processing technologies such as interactive voice response products, voice messaging and computer telephony integration (CTI), to maximize the efficiency of a large call-receiving operation. A call center utilizing an interactive voice response product can obtain information from a caller via a touch tone telephone, permitting more detailed information on the caller to be retrieved from a computer database and be available to an agent when answering the call. Norstan offers a variety of call center products manufactured by Aspect, Siemens and Executone which can service from two call-receiving agents to over eight hundred call-receiving agents. Call centers range in price from less than $40,000 to over $1.0 million.

     CALL PROCESSING. Call processing is comprised of voice messaging and interactive voice response products. Voice messaging enables verbal communications to be sent, stored and retrieved at a later time, from a remote location, or forwarded to other parties by using a touch tone telephone. Norstan offers integrated voice messaging products from Siemens and stand alone voice messaging products from Octel and Applied Voice Technology (AVT) that are compatible with all major PBX systems. Voice messaging products range in price from approximately $5,000 to $500,000.

     Interactive voice response (IVR) products allow a caller to access a computer database to retrieve or input data by using a touch tone telephone. IVR products can be utilized in a stand alone application, such as when a caller uses a touch tone telephone to obtain account information from a bank or flight schedules from an airline's automated retrieval system. IVR products can also be utilized in a call center application to route calls and provide data on the call based on caller input or historical database information. Norstan began marketing IVR products in 1991 and currently markets models manufactured by Intervoice and Aspect which range in price from approximately $20,000 to $250,000.

     CONFERENCING. The Company offers a robust array of video, voice and data conferencing products. Videoconferencing allows persons at separate locations to communicate using cameras, video screens, microphones and speakers linked over digital networks. Norstan has distributed videoconferencing equipment manufactured by CLI since July 1991 (as of June 1, 1997, CLI merged with VTEL -Austin, TX). In addition to distributing CLI/VTEL products within a defined geographic region, the Company provides installation and service support nationally for those products. In December 1995, the Company began to distribute videoconferencing equipment from PictureTel, ranging from desktop video to boardroom systems. Videoconferencing products range in price from approximately $10,000 to over $100,000. Norstan also distributes Latitude Meeting Place voice/data conferencing products which allow up to 128 users from anywhere in the world to conference free of degradation of voice quality. Conferencing products range in price from $30,000 to $400,000.

     REFURBISHED EQUIPMENT. Since 1988, Norstan has engaged in the refurbishment and resale of previously owned Siemens products. In July 1990, the Company and Siemens entered into an agreement to refurbish and resell previously owned Siemens equipment in the United States. This agreement was renewed for an additional three-year period in October 1993 and subsequently extended to July 27, 1998. Under the agreement, Siemens pays the Company a fee for refurbishing the equipment and remarketing separate Siemens components, and the Company shares in the profit generated by this program. All refurbished equipment is certified by Siemens and covered by warranty for up to one year, depending on the type and quantity of equipment purchased. The Company and Siemens are currently negotiating a new agreement. In April 1993, Norstan expanded its refurbished equipment operations to include the purchase, refurbishment and resale of previously owned Nortel (formerly Northern Telecom) equipment. In 1997, the refurbished product line was expanded to include Iwatsu, Aspect and Isotec products.

     TELECOMMUNICATIONS SERVICES

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

     MOVES, ADDS AND CHANGES. Norstan performs moves, adds and changes related to its customers' telephone systems. Moves, adds and changes consist of moving telephones to new user locations, adding telephones or expansion cards in a telephone system and changing system and user features. Moves, adds and changes are typically scheduled in advance by customers, as compared to communications maintenance service calls which require prompt response.

     DATA COMMUNICATIONS. In November 1993, Norstan formed a strategic business unit to provide data communications services to customers. Data communications services consist of consulting, design, integration and implementation of local area networks, wide area networks, intranets and internets, client/server environments and other data and image communications applications. To support these efforts, Norstan provides products and services offered by Novell, Cisco, NET, Microsoft, Intel, Adtran, Compaq and Lotus. In October 1994, Norstan expanded its data communications efforts to include computer telephony integration, which consists of integrating a database or other data system with a telephone system. For example, a call center could be integrated with a database so that when a customer calls a catalog merchant to place an order, that customer's name, address and order history would automatically be retrieved from the database and displayed on the call-receiving agent's computer screen. In November 1994, the Company expanded its data communication services into Canada and in June 1996, the Company increased its data communication capabilities in the Midwest through the acquisition of Connect. See "Acquisitions" below. Norstan has approximately 320 employees focusing on data communications and is actively recruiting additional employees to continue its expansion into this area.

     LONG DISTANCE SERVICE. Norstan has provided long distance service since May 1990. The Company entered into a three-year direct resale agreement with Sprint in May 1993, whereby Norstan offers customers a full range of long distance and network services under the Company's private label. In August 1994, the Company and Sprint negotiated a new agreement which runs through July 1997. The Company and Sprint are currently negotiating a new agreement.

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

     FINANCIAL SERVICES

     LEASING. Norstan provides leasing services to enable its customers to finance purchases of communications systems. Lease financing supports the sales process by permitting customized lease structures to meet the needs of customers and eliminating the need for third party financing. By acting as lessor, the Company can typically provide lease terms with greater flexibility than third party financing sources. Norstan also generally provides communications maintenance services for leased equipment. The Company currently has approximately 1,250 leases. At the time of inception, the average lease transaction is approximately $50,000 and has a term of from 36 to 60 months. The Company financed over $31.5 million in customer equipment purchases for fiscal 1997.

ACQUISITIONS

     Norstan is actively seeking to acquire complementary businesses that will contribute to the success of Norstan's communications systems integration strategy.

     On June 4, 1996, the Company acquired Connect, a provider of consulting, design and implementation services based in Minneapolis with offices in Milwaukee and Des Moines. The purchase price of this acquisition was approximately $15 million plus certain incentive payments contingent upon future operating performance of Connect.

     On November 30, 1994, the Company acquired substantially all of the assets of Renaissance Investments, Ltd., a technology planning and integration services company based in Toronto, Ontario, specializing in local area networks, wide area networks and graphical user interfaces. The purchase price of this acquisition was approximately $726,000.

MARKETING AND SALES

     Norstan has approximately 421 sales and marketing personnel within the United States and Canada including 300 sales representatives who focus on either new prospects or selling additional products and services to Norstan's customer base. Included in the sales force are specialists in the areas of videoconferencing, call centers, leasing, long distance service and training. These specialists partner with the sales representatives to provide integrated communications systems solutions for Norstan's customers.

     Norstan's sales representatives and specialists use a comprehensive approach in evaluating each customer's communications needs and implementing solutions. The sales representative begins with a detailed needs analysis of the customer's current and future communications requirements. After determining the customer's needs, Norstan proposes solutions to satisfy current and anticipated requirements. Norstan's operations teams then work with the customer to plan the installation of purchased technologies and identify required training. By planning the precise requirements of each installation, Norstan's specialists are able to install, test and bring new equipment on-line with minimal service interruption. Finally, Norstan provides an ongoing support program tailored to meet the customer's specific application requirements incorporating remote diagnostics, in-field service and support, additional training and help desk support from Norstan's customer support representatives.

     Norstan uses a variety of methods to communicate with customers and prospect for new customers. The Company publishes semi-annual news magazines describing available products and services, organizational changes and other company news. Customers also receive product and service updates from Norstan's sales representatives, field technicians and customer support representatives. The Company pursues new customer opportunities through in-person sales calls, telemarketing and advertising. Norstan also regularly receives referrals from equipment manufacturers and customers, as well as unsolicited requests for proposals for products and services.

CUSTOMERS AND CUSTOMER SERVICE

     Norstan focuses its marketing initiatives on customers with 100 or more users and those customers with complex communications requirements. The Company believes that providing service exceeding customers' expectations, or "legendary" customer service, is an important element of its ability to compete effectively in the communications market. Norstan maintains a highly trained force of service technicians, design engineers and customer support representatives who provide on-site and remote service and support. Customer satisfaction surveys, conducted by an outside firm contracted by Norstan, indicate that 94% of Norstan's customers are satisfied with the overall service and support they receive. This level of satisfaction has increased, rising from 86% in 1988 to the current level. Norstan coordinates its customer service response through three remote diagnostics and dispatch centers located in Cleveland, Minneapolis and Toronto. These centers handle over 430,000 service calls per year, approximately 44% of which are addressed remotely. For calls requiring immediate on-site service and support, Norstan promptly dispatches a service technician. Overall, Norstan has over 135 employees devoted primarily to providing customer service out of the service centers.

     The Company sells products and services across many industry segments, including banking, government, insurance, health care, manufacturing, publishing, public utilities, transportation and retail. Current customers of the Company include BP America Inc., Best Buy Co., Inc., Blue Cross/Blue Shield, First Bank System, Inc., 3M Company, Harley-Davidson, Inc., The Limited Stores, as well as many hospitals and a number of government agencies in Minnesota, Iowa, Wisconsin, Ohio, Arizona and other states and provinces. In addition, through an agreement entered into in August 1993 with the Midwest Higher Education Consortium, the Company has agreed to provide certain videoconferencing equipment at specified terms to all state agencies in the states of Illinois, Kansas, Michigan, Minnesota, Missouri, Nebraska, Ohio and Wisconsin. This agreement designates Norstan as a recommended vendor, but does not require any purchases by state agencies. No single customer accounted for more than 5% of the Company's total revenue for fiscal years 1997, 1996 or 1995.

SUPPLIERS: RELATIONSHIP WITH SIEMENS

     Norstan's principal suppliers include Siemens, Aspect, CLI, PictureTel, Sprint and Octel. In addition, the Company distributes complementary communications products that fit specific segments in the marketplace such as hybrid key systems and personal computer-based voice processing and videoconferencing systems, as well as data communications products from Novell, Newbridge, Bay Networks, Compaq, Lotus and others. In addition, the Company has distribution arrangements with several manufacturers of other products and services, as well as business partnerships that provide technical support to complement Norstan's expertise.

     Norstan has been a distributor of Siemens communications equipment since 1976 and is Siemens' largest independent distributor. Siemens is the third largest manufacturer of PBX systems in the United States, accounting for an estimated 13% of United States sales of PBX systems in 1996, behind Lucent Technologies and Nortel (formerly Northern Telecom) which accounted for an estimated 30% and 28%, respectively. In July 1993, the Company executed a new distributor agreement with Siemens, which has a term extending through July 1998 and automatically renews for additional one-year periods, unless terminated upon 90 days' notice prior to each renewal date. Pursuant to this agreement, Norstan is the exclusive distributor of Siemens communications equipment in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Ohio, Kentucky, Arizona, New Mexico, Oklahoma, Louisiana, Nevada, Texas, Arkansas, Mississippi, Florida, Alabama, parts of Nebraska, as well as all of Canada. In the event this agreement expires without renewal, Norstan is entitled to receive parts, certain software upgrades and technical support for ten years to enable Norstan to continue providing service to its customers with Siemens products. In addition, Norstan and Siemens have an agreement under which Norstan is an authorized agent for the refurbishment and sale of previously owned Siemens equipment in the United States. This agreement also runs through July 1998. The Company and Siemens are currently negotiating a new agreement. The Company believes that any interruption of its business relationship with Siemens would have a material adverse effect on its business.

BACKLOG

     As of April 30, 1997, the Company had signed contracts for products and services aggregating approximately $47.3 million, substantially all of which are expected to be fulfilled by the end of fiscal 1998. As of April 30, 1996, the Company had signed contracts aggregating approximately $46.9 million, substantially all of which were fulfilled by the end of fiscal 1997. The usual time period between the execution of a contract and the completion of the installation is one to six months, depending on the size and complexity of the system.

COMPETITION

     The communications industry is intensely competitive and rapidly changing. In general, the Company competes on the basis of breadth of product offering, system capability and reliability, service, support and price.
Many of the Company's competitors, including AT&T and Lucent, the seven Regional Bell Holding Companies (RHCs) and Nortel, have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger distribution networks, than the Company. The passage of the Telecommunications Act of February 1996 has enabled a number of entities with greater resources to enter and compete in industries from which they were previously precluded. Also, as a result of this legislation, many business reorganizations are occurring. These changes in the regulatory environment could potentially affect the Company's ability to compete successfully.

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

CANADIAN OPERATIONS

     In April 1992, Norstan acquired substantially all of the assets of the Siemens' communications business of IBM Canada Limited. Approximately 8%, 11% and 10% of the Company's revenues were generated by its Canadian operations for fiscal 1997, 1996 and 1995, respectively. On November 30, 1994, the Company acquired substantially all of the assets of Renaissance Investments, Ltd.

GOVERNMENT REGULATION

     Except for the sale of long distance service, the Company is not subject to any government regulations which have a material impact on its operations. Effective May 1, 1992, the Company became a direct reseller of long distance network services and accordingly became subject to certain state tariff regulations throughout the United States. The Company is currently registered and certified to provide interstate services in all 50 states and intrastate services in 46 states, and is currently pursuing certification for intrastate services in two additional states. The Company is also subject to FCC regulations which require the filing of federal tariffs.

EMPLOYEES

     The Company's U.S. operations had a total of 2,167 employees as of April 30, 1997, consisting of 367 sales and marketing personnel, 1,367 operations, service and installation employees, and 433 administrative employees. Of these employees, approximately 150 are covered by collective bargaining agreements. The Company considers relations with its employees to be good and has not experienced any work stoppages.

     The Company's Canadian operations had a total of 206 employees as of April 30, 1997, consisting of 54 sales and marketing personnel, 103 operations, service and installation employees, and 49 administrative personnel. The Company considers relations with the Canadian employees to be good and has not experienced any work stoppages.

GENERAL

     RAW MATERIALS

     The Company purchases all the equipment that it markets and installs and does not engage in any manufacturing operations. The most important components utilized by the Company are the telecommunications systems and electronic telephone sets supplied by Siemens. Purchases of such equipment from Siemens account for the major portion of total equipment purchases. The other parts and components utilized, such as telephones, electrical components, wire and speakers, substantially all of which are purchased in conjunction with Siemens telecommunications systems, are purchased from a number of suppliers. It is anticipated that such other parts and components, which are purchased pursuant to purchase orders rather than long term contracts, will be readily available from present suppliers or, if necessary, from alternate qualified manufacturers.

     NFS is a financial service organization and uses no raw materials.

     PATENTS

     The Company and its subsidiaries have no patents, trademarks, licenses, franchises or concessions that are of material importance to their business with the exception of distributor agreements between the Company and Siemens, and between the Company and other suppliers.

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

     FISCAL YEAR ENDED APRIL 30, 1997:                        HIGH        LOW

     First Quarter                                           19 1/2     13 1/8
     Second Quarter                                          20 1/4     15
     Third Quarter                                           18 3/4     15 1/2
     Fourth Quarter                                          17 1/4     13 3/4

     FISCAL YEAR ENDED APRIL 30, 1996:                        HIGH        LOW

     First Quarter                                           12 5/8     10 7/8
     Second Quarter                                          13         12 1/8
     Third Quarter                                           13         11 1/2
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

     As of June 30, 1997, there were approximately 1,600 holders of record of the Company's common stock.

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

ISSUANCE OF UNREGISTERED SECURITIES

     The Company issued 137,758 unregistered shares of its common stock on June 4, 1996, as part of the purchase price paid for Connect Computer Company. These shares had a fair market value of $2,000,000 and were issued to Connect shareholders (21 shareholders). These shares are being held in escrow on behalf of each Connect shareholder until June 4, 1998. During this escrow period, the shareholders have all the rights of a shareholder, including the right to vote such shares, however, they may not sell, transfer, pledge or otherwise encumer the shares. Such shares were issued in an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. There were no underwriters involved in this transaction.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data set forth below as of and for each of the fiscal years in the five-year period ended April 30, 1997 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                                        FISCAL YEARS ENDED APRIL 30,
                                                              ------------------------------------------------
                                                                1997      1996      1995      1994      1993
                                                              --------  --------  --------  --------  --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues....................................................  $398,075  $321,364  $290,245  $231,899  $195,856
Cost of sales...............................................   289,560   229,980   202,107   155,676   128,228
                                                              --------  --------  --------  --------  --------
Gross margin................................................   108,515    91,384    88,138    76,223    67,628
Selling, general and administrative expenses................    89,310    75,973    74,725    65,137    58,609
                                                              --------  --------  --------  --------  --------
Operating income............................................    19,205    15,411    13,413    11,086     9,019
Interest expense............................................    (1,866)   (1,351)   (1,587)     (832)     (841)
Interest and other income (expense), net....................       (22)       89       (54)     (106)      323
                                                              --------  --------  --------  --------  --------
Income before cumulative effect of accounting change and
  provision for income taxes................................    17,317    14,149    11,772    10,148     8,501
Provision for income taxes..................................     7,100     5,660     4,709     4,161     3,401
                                                              --------  --------  --------  --------  --------
Income before cumulative effect of accounting change........    10,217     8,489     7,063     5,987     5,100
Cumulative effect of change in accounting for income
  taxes (1).................................................     --        --        --         (375)    --
                                                              --------  --------  --------  --------  --------
Net income..................................................  $ 10,217  $  8,489  $  7,063  $  5,612  $  5,100
                                                              --------  --------  --------  --------  --------
                                                              --------  --------  --------  --------  --------
Net income per common and common equivalent share:
  Income before cumulative effect of accounting change......  $   1.08  $    .94  $    .81  $    .70  $    .62
  Cumulative effect of change in accounting for income
    taxes (1)...............................................     --        --        --         (.04)    --
                                                              --------  --------  --------  --------  --------
Net income per share (2)....................................  $   1.08  $    .94  $    .81  $    .66  $    .62
                                                              --------  --------  --------  --------  --------
                                                              --------  --------  --------  --------  --------
Weighted average number of common and common equivalent
   shares outstanding (2)...................................     9,435     9,028     8,750     8,504     8,166
                                                              --------  --------  --------  --------  --------
                                                              --------  --------  --------  --------  --------

                                                                              AS OF APRIL 30,
                                                              ------------------------------------------------
                                                                1997      1996      1995      1994      1993
                                                              --------  --------  --------  --------  --------
BALANCE SHEET DATA:
Working capital.............................................  $ 37,484  $ 24,899  $ 32,183  $ 32,961  $ 19,160
Total assets................................................   224,173   160,988   161,709   149,662   120,731
Long-term debt, net of current maturities...................    18,284     --       16,465    18,218    11,555
Discounted lease rentals, net of current maturities.........    24,043    15,961    16,313    18,845    12,785
Shareholders' equity........................................    84,370    67,517    56,984    47,658    40,594
Cash dividends declared and paid............................     --        --        --        --        --

------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Norstan is a full service communications systems provider creating integrated voice, video, and data solutions for customers primarily in 18 states and throughout Canada. Norstan entered the communications business in 1973 and has historically derived a substantial majority of its revenues from the sale of telephone systems, communications maintenance services and moves, adds and changes. Norstan's growth has resulted from acquisitions and geographic expansion as well as from offering a broadening range of products and services including network integration services.

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

     In June 1996, the Company acquired all of the common stock of Connect Computer Company (Connect) for consideration of approximately $15 million. This acquisition represented revenue of over $33 million in fiscal 1997, leading the growth of the Company's integration services.

     Norstan offers leasing services to its customers through a wholly owned subsidiary. Norstan believes its ability to provide lease financing to customers supports the sales process by permitting customized lease structures to meet the needs of customers and by eliminating the need for third party financing.

     Approximately 49% of fiscal 1997 revenues were derived from the sale of services, including communications maintenance services, moves, adds and changes, long distance service, network integration services, and leasing. Management believes that services provide the Company with an important source of recurring revenue.

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

                                                 FISCAL YEARS ENDED APRIL 30,
                                                -------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
Revenues:
  Sales of products and systems................    50.8%      55.0%      57.4%
  Telecommunications services..................    47.7       43.2       40.9
  Financial services...........................     1.5        1.8        1.7
                                                    ---        ---        ---
    Total revenues.............................   100.0      100.0      100.0
Cost of sales..................................    72.7       71.6       69.6
                                                    ---        ---        ---
Gross margin...................................    27.3       28.4       30.4
Selling, general and administrative expenses...    22.5       23.6       25.8
                                                    ---        ---        ---
Operating income...............................     4.8%       4.8%       4.6%
                                                    ---        ---        ---
                                                    ---        ---        ---
Net income.....................................     2.6%       2.6%       2.4%
                                                    ---        ---        ---
                                                    ---        ---        ---

The following table sets forth, for the periods indicated, the gross margin percentages for sales of products and systems, telecommunications services and financial services.

                                                 FISCAL YEARS ENDED APRIL 30,
                                                -------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
Gross margin percentage:
  Sales of products and systems...............       25.9%      26.3%      26.1%
  Telecommunications services.................       27.6       29.8       35.4
  Financial services..........................       64.2       60.6       53.8

FISCAL YEARS ENDED APRIL 30, 1997, 1996 AND 1995

     REVENUES. Total revenues were $398.1 million, $321.4 million and $290.2 million for the fiscal years ended April 30, 1997, 1996 and 1995, respectively, representing an increase of 23.9% for fiscal 1997 as compared to fiscal 1996 and an increase of 10.7% for fiscal 1996 as compared to fiscal 1995.

     Sales of products and systems increased $25.2 million, or 14.2%, for fiscal 1997 as compared to fiscal 1996, and $10.3 million, or 6.2%, for fiscal 1996 as compared to fiscal 1995. The increases for fiscal 1997 and 1996 as compared to prior years, result primarily from increased sales volume in refurbished equipment, cabling operations and videoconferencing.

     Revenues from telecommunications services increased $51.1 million, or 36.8% for fiscal 1997 as compared to fiscal 1996, and $20.2 million, or 17.0%, for fiscal 1996 as compared to fiscal 1995. The increases in fiscal 1997 and 1996 result primarily from the growth in network integration
services including   the Connect acquisition.  In addition, the growth in the
Company's installed base of customers and expanded array of products and services has led to increased activity in communication maintenance services, moves, adds, and changes. The Company also achieved significant growth in revenues from long distance services and outsourcing arrangements.

     Revenues from financial services increased $394,000, or 7.0%, for fiscal 1997 as compared to fiscal 1996, and $634,000, or 12.7%, for fiscal 1996 as compared to fiscal 1995. The increase in revenues from financial services in both years is attributable to the increased size of the Company's leasing base, which is derived primarily from sales of products and systems.

     GROSS MARGIN. The Company's gross margin was $108.5 million, $91.4 million, and $88.1 million, for the fiscal years ended April 30, 1997, 1996 and 1995, respectively. As a percent of total revenues, gross margin was 27.3% for fiscal 1997 compared to 28.4% for fiscal 1996 and 30.4% for fiscal 1995. Gross margin as a percent of revenues for the sale of products and systems was 25.9% for fiscal 1997 as compared to 26.3% for fiscal 1996 and 26.1% for fiscal 1995. These changes in the gross margin percentages from the sale of products and systems are primarily the result of shifts in the product mix and competitive market conditions.

     Gross margin as a percent of revenues for telecommunications services was 27.6% for fiscal 1997 as compared to 29.8% for fiscal 1996 and 35.4% for fiscal 1995. The decrease in gross margin for fiscal 1997 as compared to 1996 is primarily due to lower gross margins in the network integration services provided by Connect, relative to the Company's other services. However, operating margins generated by Connect have been higher than the Company's other service lines. The decrease for fiscal 1996 as compared to fiscal 1995 resulted from changes in the mix of services, increased service support costs, additional training and development costs required to support the Company's expanded line of product offerings, as well as from decreased margin percentages attributable to moves, adds and changes.

     Gross margin as a percent of revenues for financial services was 64.2% for fiscal 1997 as compared to 60.6% for fiscal 1996 and 53.8% for fiscal 1995. The increase in gross margin percentage for fiscal 1997 as compared to fiscal 1996 and fiscal 1996 as compared to fiscal 1995, is the result of decreasing interest rates.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $89.3 million, $76.0 million and $74.7 million for the fiscal years ended April 30, 1997, 1996 and 1995, respectively, representing an increase of 17.6% for fiscal 1997 as compared to fiscal 1996 and 1.7% for fiscal 1996 as compared to fiscal 1995. As a percent of revenues, selling, general and administrative expenses declined to 22.5% for fiscal 1997 as compared to 23.6% for fiscal 1996 and 25.7% for fiscal 1995. These decreases as a percentage of revenues resulted from continued efforts to contain costs and volume related efficiencies, as sales volume increased without proportional increases in expenses. Additionally, in fiscal 1996, the Company shifted certain administrative resources to an operational and product line support function; the related costs were included in cost of sales for fiscal 1996.

     OTHER COSTS AND EXPENSES. Interest expense was $1.9 million for fiscal 1997 as compared to $1.4 million for fiscal 1996 and $1.6 million for fiscal 1995. Weighted average interest rates under the Company's revolving long-term credit agreements were 7.5% for fiscal 1997 as compared to 8.2% for fiscal 1996 and 7.8% for fiscal 1995. Average month end borrowings outstanding under the Company's revolving long-term credit agreements (excluding amounts borrowed to finance leasing activities) were $24.5 million for fiscal 1997, $15.8 million for fiscal 1996 and $20.9 million for fiscal 1995.

     The Company's effective income tax rate was 41% for fiscal 1997 and 40% for fiscal 1996 and fiscal 1995. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes.

     NET INCOME. Net income was $10.2 million or $1.08 per share in 1997, $8.5 million or $.94 per share in 1996, and $7.1 million or $.81 per share in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to $37.5 million at April 30, 1997 from $24.9 million at April 30, 1996. Net cash provided by operating activities was $18.7 million for the fiscal year ended April 30, 1997 as compared to $28.0 million for fiscal year 1996. For the fiscal year ended April 30, 1997, net income of $10.2 million, depreciation and amortization of $17.0 million, increased accounts payable and accrued liabilities of $9.6 million, decreased inventories of $3.5 million, and increased billings in excess of costs and estimated earnings of $1.2 million were partially offset by increased costs and estimated earnings in excess of billings of $6.4 million and increased accounts receivable of $16.3 million.

     Working capital decreased to $24.9 million at April 30, 1996 from $32.2 million at April 30, 1995. Net cash provided by operating activities was $28.0 million for the fiscal year ended April 30, 1996 as compared to $20.2 million for the fiscal year 1995. For the fiscal year ended April 30, 1996, net income of $8.5 million, depreciation and amortization of $12.5 million, decreased costs and estimated earnings in excess of billings of $5.7 million, increased deferred revenue of $2.8 million and increased billings in excess of costs and estimated earnings of $2.4 million were only partially offset by increased accounts receivable of $4.0 million.

     Capital expenditures for fiscal 1997 were $24.2 million as compared to $14.4 million in fiscal 1996 and $17.3 million in fiscal 1995. These expenditures were primarily for telecommunications equipment used as spare parts, computer equipment, facility expansion and telecommunication equipment used in outsourcing arrangements. The Company expects capital expenditures in fiscal 1998 to be approximately $20 to $25 million.

     The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts in fiscal 1997 totaled $31.5 million. Net lease receivables increased to $49.4 million at April 30, 1997 from $39.9 million at April 30, 1996. The Company expects to make an additional investment in lease contracts in fiscal 1998 of approximately $25 to $30 million. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals, including recourse borrowings of $592,000, totaled $37.9 million at April 30, 1997. Interest rates on these credit agreements at April 30, 1997 ranged from 6.0% to 10.0%, while payments are due in varying monthly installments through June 2003. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

     In June 1996, the Company acquired all of the common stock of Connect Computer Company (Connect), a provider of consulting, design and implementation services. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million cash and $2.0 million of Norstan common stock, and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company has agreed to pay up to $4.0 million in contingent consideration over a three year period ending April 30, 1999, if certain operating income levels are achieved (as of April 30, 1997, $2.0 million of such consideration has been accrued). This transaction resulted in the recording of $16.4 million in goodwill which is being amortized on a straight-line basis over 15 years.

     The Company has a $40.0 million unsecured revolving long-term credit agreement with certain banks. Up to $15.0 million of borrowings under this agreement may be in the form of commercial paper and up to $8.0 million and $6.0 million may be used to support the leasing activities of NFS and Norstan Canada, respectively. Borrowings under this agreement are due July 31, 1999 and bear interest at a bank's reference rate (8.50% and 8.25% at April 30, 1997 and April 30, 1996, respectively), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the bank's reference rate. Total consolidated borrowings were $17,920,000 at April 30, 1997. There were no borrowings under this agreement at April 30, 1996. There were no borrowings on account of NFS or Norstan Canada under this agreement at April 30, 1997 or April 30, 1996.

     Management of the Company believes that a combination of cash generated from operations, existing bank facilities and additional borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing or the sale of equity or other securities.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective May 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
121), which establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share"(SFAS No. 128), which changes the way companies calculate their earnings per share data (EPS). SFAS No. 128 replaces primary
EPS with basic EPS.   Basic EPS is computed by dividing reported earnings by
weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed. The Company is required to adopt SFAS No. 128 in fiscal 1998 at which time all prior year EPS are to be restated in accordance with SFAS No. 128. If the Company had adopted the pronouncement during fiscal 1997, the effect of this accounting change on reported EPS data would have been as follows:

                                                    YEARS ENDED APRIL 30,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
Primary EPS as reported......................  $    1.08  $     .94  $     .81
Effect of SFAS No. 128.......................        .04        .06        .05
                                               ---------  ---------  ---------
Basic EPS as restated........................  $    1.12  $    1.00  $     .86
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------
Fully diluted EPS as reported................  $  --      $  --      $  --
Effect of SFAS No. 128.......................       1.08        .94        .81
                                               ---------  ---------  ---------
Diluted EPS as restated......................  $    1.08  $     .94  $     .81
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

FORWARD-LOOKING STATEMENTS AND
FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters.
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those in this Form 10-K.. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industry; the Company's operations in Canada; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry, as well as other competitive factors.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     FINANCIAL STATEMENTS:                                                 PAGE

     Report of Independent Public Accountants ............................. 21

     Consolidated Statements of Operations for the years ended
        April 30, 1997, 1996 and 1995 ..................................... 22

     Consolidated Balance Sheets as of April 30, 1997 and 1996............. 23

     Consolidated Statements of Shareholders' Equity for the years ended
        April 30, 1997, 1996 and 1995...................................... 25

     Consolidated Statements of Cash Flows for the years ended
        April 30, 1997, 1996 and 1995...................................... 26

     Notes to Consolidated Financial Statements............................ 27

     Selected Quarterly Financial Data (unaudited)......................... 40


     FINANCIAL STATEMENT SCHEDULES:

     All schedules have been omitted as not required, not applicable or because the information to be presented is included in the consolidated financial statements and related notes.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Norstan, Inc.:

We have audited the accompanying consolidated balance sheets of Norstan, Inc. (a Minnesota corporation) and Subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norstan, Inc. and Subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  June 3, 1997

                         NORSTAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED APRIL 30,
                                                              ----------------------------
                                                                1997      1996      1995
                                                              --------  --------  --------
REVENUES:
  Sale of products and systems..............................  $202,199  $176,992  $166,675
  Telecommunications services...............................   189,847   138,737   118,569
  Financial services........................................     6,029     5,635     5,001
                                                              --------  --------  --------
    Total revenues..........................................   398,075   321,364   290,245
                                                              --------  --------  --------
COST OF SALES:
  Products and systems......................................   149,860   130,363   123,158
  Telecommunications services...............................   137,540    97,396    76,641
  Financial services........................................     2,160     2,221     2,308
                                                              --------  --------  --------
    Total cost of sales.....................................   289,560   229,980   202,107
                                                              --------  --------  --------

GROSS MARGIN................................................   108,515    91,384    88,138
  Selling, general and administrative expenses expenses.....    89,310    75,973    74,725
                                                              --------  --------  --------
OPERATING INCOME............................................    19,205    15,411    13,413
  Interest expense..........................................    (1,866)   (1,351)   (1,587)
  Interest and other income (expense), net..................       (22)       89       (54)
                                                              --------  --------  --------

INCOME BEFORE PROVISION FOR INCOME TAXES....................    17,317    14,149    11,772
  Provision for income taxes................................     7,100     5,660     4,709
                                                              --------  --------  --------
NET INCOME..................................................  $ 10,217  $  8,489  $  7,063
                                                              --------  --------  --------
                                                              --------  --------  --------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE...........  $   1.08  $    .94  $    .81
                                                              --------  --------  --------
                                                              --------  --------  --------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING........................................     9,435     9,028     8,750
                                                              --------  --------  --------
                                                              --------  --------  --------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                  APRIL 30,
                                                              ------------------
                                                                1997      1996
                                                              --------  --------
CURRENT ASSETS:
  Cash......................................................  $  5,147  $  1,133
  Accounts receivable, net of allowances for doubtful
    accounts of $1,783 and $1,079...........................    76,027    55,723
  Current lease receivables.................................    19,595    15,316
  Inventories...............................................     7,636    10,964
  Costs and estimated earnings in excess of billings of
    $11,948 and $13,528.....................................    11,556     5,202
  Deferred income tax benefits..............................     3,954     3,427
  Prepaid expenses, deposits and other......................     2,925     2,443
                                                              --------  --------
    TOTAL CURRENT ASSETS....................................   126,840    94,208
                                                              --------  --------
PROPERTY AND EQUIPMENT:
  Machinery and equipment...................................    93,895    75,126
  Less-accumulated depreciation and amortization............   (48,409)  (40,815)
                                                              --------  --------
    NET PROPERTY AND EQUIPMENT..............................    45,486    34,311
                                                              --------  --------
OTHER ASSETS:
  Lease receivables, net of current portion.................    29,775    24,556
  Goodwill, net of amortization of $5,749 and $3,991........    21,958     7,421
  Other.....................................................       114       492
                                                              --------  --------
    TOTAL OTHER ASSETS......................................    51,847    32,469
                                                              --------  --------
                                                              $224,173  $160,988
                                                              --------  --------
                                                              --------  --------

   The accompanying notes are an integral part of these consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  APRIL 30,
                                                              ------------------
                                                                1997      1996
                                                              --------  --------
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    389  $      -
  Current maturities of discounted lease rentals............    13,878    12,202
  Accounts payable..........................................    24,486    15,053
  Deferred revenue..........................................    18,680    17,856
  Accrued -
    Salaries and wages......................................    13,065    10,424
    Warranty costs..........................................     2,348     1,655
    Other liabilities.......................................    10,333     6,880
  Income taxes payable......................................       388       668
  Billings in excess of costs and estimated earnings of
      $12,829 and $12,595...................................     5,789     4,571
                                                              --------  --------
      TOTAL CURRENT LIABILITIES.............................    89,356    69,309
                                                              --------  --------
LONG-TERM DEBT,
  NET OF CURRENT MATURITIES.................................    18,284         -
DISCOUNTED LEASE RENTALS,
  NET OF CURRENT MATURITIES.................................    24,043    15,961
DEFERRED INCOME TAXES.......................................     8,120     8,201
                                                              --------  --------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 10)
SHAREHOLDERS' EQUITY:
  Common stock - $.10 par value; 40,000,000 authorized
    shares; 9,387,458 and 8,717,538 shares issued and
    outstanding.............................................       939       872
  Capital in excess of par value............................    34,556    27,619
  Retained earnings.........................................    50,192    39,975
  Unamortized cost of stock.................................      (142)      (94)
  Foreign currency translation adjustments..................    (1,175)     (855)
                                                              --------  --------
      TOTAL SHAREHOLDERS' EQUITY............................    84,370    67,517
                                                              --------  --------
                                                              $224,173  $160,988
                                                              --------  --------
                                                              --------  --------

   The accompanying notes are an integral part of these consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               YEARS ENDED APRIL 30
                                  (IN THOUSANDS)

                                              COMMON STOCK        CAPITAL                               FOREIGN
                                          --------------------   IN EXCESS              UNAMORTIZED    CURRENCY
                                          OUTSTANDING             OF PAR     RETAINED     COST OF     TRANSLATION
                                            SHARES      AMOUNT     VALUE     EARNINGS      STOCK      ADJUSTMENTS
                                          -----------   ------   ---------   --------   -----------   -----------
BALANCE - APRIL 30, 1994................     4,071       $407     $24,132    $24,423       $(291)       $(1,013)

Stock issued for employee benefit
  plans.................................       144         15       1,899          -         142              -
Foreign currency translation
  adjustments...........................         -          -           -          -           -            207
Net income..............................         -          -           -      7,063           -              -
                                             -----      ------   ---------   --------   -----------   -----------
BALANCE - APRIL 30, 1995................     4,215        422      26,031     31,486        (149)          (806)

Stock issued for employee benefit
  plans.................................       144         14       2,024          -          55              -
Foreign currency translation
  adjustments...........................         -          -           -          -           -            (49)
Effect of two-for-one stock split.......     4,359        436        (436)         -           -              -
Net income..............................         -          -           -      8,489           -              -
                                             -----      ------   ---------   --------   -----------   -----------
BALANCE - APRIL 30, 1996................     8,718        872      27,619     39,975         (94)          (855)

Stock issued for employee benefit
  plans.................................       531         53       4,951          -         (48)             -
Stock issued for acquisition............       138         14       1,986          -           -              -
Foreign currency translation
  adjustments...........................         -          -           -          -           -           (320)
Net income..............................         -          -           -     10,217           -              -
                                             -----      ------   ---------   --------   -----------   -----------
BALANCE - APRIL 30, 1997................     9,387       $939     $34,556    $50,192       $(142)       $(1,175)
                                             -----      ------   ---------   --------   -----------   -----------
                                             -----      ------   ---------   --------   -----------   -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED APRIL 30,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
OPERATING ACTIVITIES:
  Net income................................................   $  10,217  $   8,489  $   7,063
  Adjustments to reconcile net income to net cash provided
    by operating activities -
    Depreciation and amortization...........................      16,964     12,517     10,830
    Deferred income taxes...................................         (45)      (465)      (132)
    Changes in operating items, net of acquisition effects:
      Accounts receivable...................................     (16,319)    (3,961)    (7,807)
      Inventories...........................................       3,532        167      1,034
      Costs and estimated earnings in excess of billings....      (6,371)     5,715      4,150
      Prepaid expenses, deposits and other..................        (386)      (111)      (503)
      Accounts payable and accrued liabilities..............       9,561       (151)     4,567
      Deferred revenue......................................         468      2,815      1,405
      Billings in excess of costs and estimated earnings....       1,223      2,445       (866)
      Income taxes payable..................................        (144)       510        448
                                                               ---------  ---------  ---------
    Net cash provided by operating activities...............      18,700     27,970     20,189
                                                               ---------  ---------  ---------
INVESTING ACTIVITIES:
  Additions to property and equipment, net..................     (24,219)   (14,385)   (17,313)
  Cash paid for acquisitions, net of cash acquired..........     (11,794)         -       (726)
  Investment in lease contracts.............................     (31,545)   (17,622)   (16,246)
  Collections from lease contracts..........................      21,949     18,240     17,746
  Other, net................................................         314      (178)         13
                                                               ---------  ---------  ---------
    Net cash used for investing activities..................     (45,295)   (13,945)   (16,526)
                                                               ---------  ---------  ---------
FINANCING ACTIVITIES:
  Repayment of short-term debt..............................           -          -       (423)
  Repayment of debt assumed in acquisition..................      (1,743)         -          -
  Borrowings under revolving credit agreements..............     227,715    112,435    122,950
  Repayments under revolving credit agreements..............    (209,795)  (128,900)  (124,610)
  Borrowings on discounted lease rentals....................      22,396     13,173      9,056
  Repayments of discounted lease rentals....................     (12,583)   (12,767)   (11,631)
  Borrowings of other long-term debt........................         105          -          -
  Repayments of other long-term debt........................        (366)       (93)      (229)
  Proceeds from sale of common stock........................       3,017      1,615      1,353
  Tax benefits from shares issued to employees..............       1,869        340        412
                                                               ---------  ---------  ---------
    Net cash provided by (used for) financing activities....      30,615    (14,197)    (3,122)
                                                               ---------  ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................          (6)        (3)        12
                                                               ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH.............................       4,014       (175)       553

CASH, BEGINNING OF YEAR.....................................       1,133      1,308        755
                                                               ---------  ---------  ---------
CASH, END OF YEAR...........................................   $   5,147  $   1,133  $   1,308
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                        NORSTAN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS:

     Norstan, Inc. (Norstan or the Company) manages the operations of its subsidiaries, Norstan Communications, Inc. (NCI), Norstan Canada Inc. (NCDA), Connect Computer Company (Connect), Norstan Financial Services, Inc. (NFS), Norstan Network Services, Inc. (NNS), Norstan Network Services, Inc. of New Hampshire, and Norstan International, Inc. (NII).

     Norstan is a full service communications systems provider creating integrated voice, video and data communications solutions for customers primarily in 18 states and throughout Canada. Norstan is the largest independent distributor of private communications systems and application products manufactured by Siemens Business Communication Systems, Inc. (Siemens), formerly Siemens ROLM Communications Inc. (ROLM) and has historically derived a substantial majority of its revenues from the sale of telephone systems, communications maintenance services and moves, adds and changes. The Company's products and services also include call processing products, long distance services, video/audio conferencing products, refurbished equipment, cabling, leasing, outsourcing and data integration products and services. NFS provides financing for the Company's customers. The Company sells its products and services to a wide variety of customers and industries. A substantial portion of the Company's operations are located in the Mideast, Midwest and Southwestern regions of the United States.

     Under its agreement with Siemens, the Company purchases communications equipment and products for field application and installation. The current distributor agreement with Siemens extends through July 1998. The Company believes that any interruption of its business relationship with Siemens would have a material adverse effect on its business.

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

PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and include expenditures which increase the useful lives of existing property and equipment. Maintenance, repairs and minor renewals are charged to operations as incurred. Generally, when property and equipment is disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations. For capitalized telecommunications equipment used as spare parts, the composite depreciation method is used whereby the cost of property retired less any salvage is charged against accumulated depreciation and no gain or loss is recognized. The net book value of capitalized telecommunications equipment was $16,605,000 and $14,933,000 as of April 30, 1997 and 1996, respectively. Machinery and equipment is depreciated over the estimated useful lives of two to ten years under the straight-line method for financial reporting purposes. Accelerated methods of depreciation are used for income tax reporting.

GOODWILL:

     Goodwill is being amortized on a straight-line basis over 15 - 20 years. The Company periodically evaluates whether events or circumstances have occurred which may indicate that the remaining estimated useful lives may warrant revision or that the remaining goodwill balance may not be fully recoverable. In the event that factors indicate that the goodwill in question should be evaluated for possible impairment, a determination of the overall recoverability would be made.

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

SHARE DATA AND STOCK SPLIT:

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

                        NORSTAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental disclosure of cash flow information is as follows (in thousands):

                                                    YEARS ENDED APRIL 30,
                                                    ----------------------
                                                     1997    1996    1995
                                                    ------  ------  ------
Cash paid for:
  Interest........................................  $3,996  $3,608  $3,650
  Income taxes....................................   4,995   5,218   3,911

Non-cash investing and financing activities:
  Stock issued for acquisition....................  $2,000  $    -    $  -
  Non-compete agreements related to acquisition...     667       -       -

RECENTLY ISSUED ACCOUNTING STANDARDS:

     Effective May 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), which establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (SFAS No. 128), which changes the way companies calculate their earnings per share data (EPS). SFAS No. 128 replaces primary
EPS with basic EPS.   Basic EPS is computed by dividing reported earnings by
weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed. The Company is required to adopt SFAS No. 128 in fiscal 1998 at which time all prior year EPS are to be restated in accordance with SFAS No. 128. If the Company had adopted the pronouncement during fiscal 1997, the effect of this accounting change on reported EPS data would have been as follows:

                                                      YEARS ENDED APRIL 30,
                                                      ---------------------
                                                       1997   1996   1995
                                                       -----  -----  -----
     Primary EPS as reported.........................  $1.08  $ .94  $ .81
     Effect of SFAS No. 128..........................    .04    .06    .05
                                                       -----  -----  -----
     Basic EPS as restated...........................  $1.12  $1.00  $ .86
                                                       -----  -----  -----
                                                       -----  -----  -----
     Fully diluted EPS as reported...................  $   -    $ -    $ -
     Effect of SFAS No. 128..........................   1.08    .94    .81
                                                       -----  -----  -----
     Diluted EPS as restated.........................  $1.08  $ .94  $ .81
                                                       -----  -----  -----
                                                       -----  -----  -----

                        NORSTAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - ACQUISITION:

     On June 4, 1996, the Company acquired Connect Computer Company (Connect), in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, internets and intranets, client server applications and workgroup computing, with offices in Minneapolis, Milwaukee, and Des Moines.

     The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Norstan common stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company agreed to pay up to $4.0 million in contingent consideration over a three year period ending April 30, 1999, if certain financial performance targets are achieved (as of April 30, 1997, $2.0 million of such consideration has been accrued). This transaction resulted in the recording of $16.4 million in goodwill which is being amortized on a straight-line basis over 15 years. The Company financed the cash portions of the acquisition through borrowings under its existing credit facility. Pro forma information in the year of acquisition has not been disclosed as such information was not materially different from the Company's results of operations.

NOTE 4 - SUMMARIZED FINANCIAL INFORMATION OF NFS:

NATURE OF BUSINESS:

     NFS provides financing for the Company's customers and has financed customer equipment purchases from the Company in the amounts of $30,409,000, $15,385,000, and $14,415,000 during fiscal years ended April 30, 1997, 1996 and 1995, respectively. Leases are primarily accounted for as sales-type leases for financial reporting purposes.

     Summarized financial information of NFS is as follows (in thousands):

                                 BALANCE SHEETS
                                     ASSETS

                                                    AS OF APRIL 30,
                                                    ----------------
                                                     1997     1996
                                                    -------  -------
Cash and other....................................  $   694  $ 1,595
Lease receivables, net............................   47,234   35,321
                                                    -------  -------
                                                    $47,928  $36,916
                                                    -------  -------
                                                    -------  -------
           LIABILITIES AND SHAREHOLDER'S EQUITY
Discounted lease rentals..........................  $35,906  $25,132
Other liabilities.................................    5,442    6,787
Shareholder's equity..............................    6,580    4,997
                                                    -------  -------
                                                    $47,928  $36,916
                                                    -------  -------
                                                    -------  -------

                            STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED APRIL 30,
                                        -----------------------------
                                           1997     1996     1995
                                          -------  -------  -------
Interest and other income...............  $ 5,417  $ 5,081  $ 4,656
Interest expense........................   (1,770)  (1,788)  (2,017)
Other expenses..........................   (1,204)  (1,454)  (1,037)
                                          -------  -------  -------
  Income before provision for income
    taxes...............................    2,443    1,839    1,602
  Provision for income taxes............      859      394      629
                                          -------  -------  -------
Net income..............................  $ 1,584  $ 1,445  $   973
                                          -------  -------  -------
                                          -------  -------  -------

                        NORSTAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - SUMMARIZED FINANCIAL INFORMATION OF NFS (CONTINUED):

     The components of lease receivables outstanding are summarized as follows (in thousands):

                                                     AS OF APRIL 30,
                                                    ------------------
                                                      1997      1996
                                                    --------  --------
Gross lease receivables...........................  $ 52,124  $ 38,484
Residual values...................................     8,634     7,390
Less:
  Unearned income.................................   (11,679)   (8,803)
  Allowance for financing losses..................    (1,845)   (1,750)
                                                    --------  --------
Total lease receivables - net.....................    47,234    35,321
Less - current maturities.........................   (18,894)  (14,157)
                                                    --------  --------
Long-term lease receivables.......................  $ 28,340  $ 21,164
                                                    --------  --------
                                                    --------  --------

     The aggregate amount of gross lease receivables maturing in each of the five years following April 30, 1997 is as follows (in thousands):

YEARS ENDING APRIL 30,                              AMOUNT
--------------------------------------------------  -------
1998..............................................  $19,332
1999..............................................   14,891
2000..............................................    9,560
2001..............................................    5,528
2002 and thereafter...............................    2,813
                                                    -------
                                                    $52,124
                                                    -------
                                                    -------

     The consolidated balance sheets as of April 30, 1997 and 1996 also include $9,642,000 and $6,602,000, respectively, of net lease receivables from customers of NCI and NCDA.

NOTE 5 - DEBT OBLIGATIONS:

 LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                     AS OF APRIL 30,
                                                    ----------------
                                                     1997     1996
                                                    -------  -------
Bank Financing:
  Revolving Credit Agreement......................  $ 6,920  $     -
  Certificates of Deposit.........................   11,000        -
Capital Lease Obligations.........................      753        -
                                                    -------  -------
Total Long-Term Debt..............................   18,673        -
Less - Current Maturities.........................      389        -
                                                    -------  -------
                                                    $18,284  $     -
                                                    -------  -------
                                                    -------  -------

                        NORSTAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - DEBT OBLIGATIONS (CONTINUED):

BANK FINANCING:

     The Company has a $40,000,000 unsecured revolving long-term credit agreement with certain banks. Up to $15,000,000 of borrowings under this agreement may be in the form of commercial paper. In addition, up to $8,000,000 and $6,000,000 may be used to support the leasing activities of
NFS and NCDA, respectively.   Borrowings under this agreement are due July
31, 1999, and bear interest at the banks' reference rate (8.50% at April 30, 1997), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the banks' reference rate. Total consolidated borrowings under this agreement at April 30, 1997, were $17,920,000. There were no borrowings under this agreement at April 30, 1996. There were no borrowings on account of NFS or NCDA at April 30, 1997, or April 30, 1996. Annual commitment fees on the unused portions of the credit facility are .25%.

     Under the agreement, the Company is required to maintain minimum levels of tangible net worth and certain other financial ratios. The Company has complied with or has obtained the appropriate waivers for such requirements as of and for the year ended April 30, 1997.

SHORT-TERM BORROWINGS:

     In addition to borrowing funds under its revolving credit agreement, the Company periodically borrows funds from banks on a short-term basis for working capital purposes. There were no short-term borrowings outstanding as of April 30, 1997 or 1996. Short-term borrowing amounts during fiscal years 1997 and 1996 were as follows :

                                                           1997        1996
                                                        ----------    -------
    Maximum amount outstanding during the year........  $2,325,000        -
    Average borrowings during the year................  $   29,600        -
    Weighted average interest rates during the year...       8.36%        -

NOTE 6 - DISCOUNTED LEASE RENTALS:

     NFS and NCDA utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10% and payments are generally due in varying monthly installments through June 2003.

     Discounted lease rentals of NFS and NCDA consisted of the following (in thousands):

                                                    AS OF APRIL 30,
                                                    ----------------
                                                     1997     1996
                                                    -------  -------
Nonrecourse borrowings............................  $37,329  $26,467
Recourse borrowings...............................      592    1,696
                                                    -------  -------
Total discounted lease rentals....................   37,921   28,163
  Less - current maturities.......................  (13,878) (12,202)
                                                    -------  -------
                                                    $24,043  $15,961
                                                    -------  -------
                                                    -------  -------

     In addition to the recourse to NFS and/or NCDA as described above, recourse to Norstan, Inc. relative to discounted lease rentals was limited to $418,000 as of April 30, 1997 and $883,000 as of April 30, 1996.

                       NORSTAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - DISCOUNTED LEASE RENTALS (CONTINUED):

     Aggregate maturities of discounted lease rentals as of April 30, 1997 are as follows (in thousands):

YEARS ENDING APRIL 30,                              AMOUNT
--------------------------------------------------  -------
1998..............................................  $13,878
1999..............................................   10,832
2000..............................................    6,828
2001..............................................    4,285
2002 and thereafter...............................    2,098
                                                    -------
                                                    $37,921
                                                    -------
                                                    -------

NOTE 7 - INCOME TAXES:

     The domestic and foreign components of income before the provision for income taxes are as follows (in thousands):

                                                      YEARS ENDED APRIL 30,
                                                    -------------------------
                                                     1997     1996     1995
                                                    -------  -------  -------
Domestic..........................................  $16,215  $13,365  $11,363
Foreign...........................................    1,102      784      409
                                                    -------  -------  -------
                                                    $17,317  $14,149  $11,772
                                                    -------  -------  -------
                                                    -------  -------  -------

     The provision (benefit) for income taxes consisted of the following (in thousands):

                                                      YEARS ENDED APRIL 30,
                                                    -------------------------
                                                     1997     1996     1995
                                                    -------  -------  -------
Current
  Domestic........................................  $ 7,361  $ 5,656  $ 4,325
  Foreign.........................................    (216)      469      516
                                                    -------  -------  -------
                                                      7,145    6,125    4,841
                                                    -------  -------  -------
Deferred
  Domestic........................................    (572)    (235)      179
  Foreign.........................................      527    (230)    (311)
                                                    -------  -------  -------
                                                       (45)    (465)    (132)
                                                    -------  -------  -------
  Provision for income taxes......................  $ 7,100  $ 5,660  $ 4,709
                                                    -------  -------  -------
                                                    -------  -------  -------

     The differences between the effective tax rate and income taxes computed using the federal statutory rate were as follows:

                                                      YEARS ENDED APRIL 30,
                                                    -------------------------
                                                     1997     1996     1995
                                                    -------  -------  -------
Federal statutory rate............................    35%      35%      35%
State income taxes, net of federal tax benefit....     5        4        4
Other, net........................................     1        1        1
                                                    -------  -------  -------
                                                      41%      40%      40%
                                                    -------  -------  -------
                                                    -------  -------  -------

                       NORSTAN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - INCOME TAXES (CONTINUED):

     The Company has recorded the following net deferred income taxes as of April 30 (in thousands):

                                                     1997       1996
                                                    -------   --------
Current deferred income tax benefits..............  $  4,865  $  3,782
Current deferred income taxes.....................      (911)     (355)
                                                    --------  --------
  Net current deferred income tax benefits........     3,954     3,427
                                                    --------  --------
Noncurrent deferred income tax benefits...........    24,765    18,499
Noncurrent deferred income taxes..................   (32,655)  (26,476)
Valuation allowance...............................      (230)     (224)
                                                    --------  --------
  Net noncurrent deferred income taxes............    (8,120)   (8,201)
                                                    --------  --------
  Net deferred income taxes.......................  $ (4,166) $ (4,774)
                                                    --------  --------
                                                    --------  --------

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of April 30 (in thousands):

                                                       1997        1996
                                                    ----------  ----------

Accelerated depreciation..........................  $ (30,613)  $ (24,281)
Amortization of intangible assets.................       (497)       (774)
Capital leases....................................       (596)       (581)
Operating leases..................................      21,990      16,400
Long-term contract costs..........................       (147)         319
Inventory reserves................................         143         400
Allowance for doubtful accounts...................       1,470       1,111
Vacation reserves.................................       1,226         991
Warranty reserves.................................         748         450
Tax credits and carryforwards.....................         100           -
Self insurance reserv.............................         578         377
Other, net........................................       1,662       1,038
Valuation allowance...............................       (230)       (224)
                                                    ----------  ----------
  Net deferred tax liabilities....................  $  (4,166)  $  (4,774)
                                                    ----------  ----------
                                                    ----------  ----------


NOTE 8 - STOCK OPTIONS AND STOCK PLANS:

     The 1986 Long-Term Incentive Plan of Norstan, Inc. (1986 Plan) provides for the granting of non-qualified stock options, incentive stock options, and restricted stock. The 1986 Plan, as amended in fiscal 1994, provides for a maximum of 1,600,000 shares to be granted to key employees in the form of stock options or restricted stock. As of September 20, 1995, no additional grants are to be issued under the 1986 Plan.

     The Norstan, Inc. 1995 Long-Term Incentive Plan (1995 Plan) permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock, providing for a maximum of 1,200,000 shares to be granted as performance awards and other stock-based awards. These options are granted at a price equal to the market price on the date of grant, exercisable at 20% per year and expiring after ten years. At April 30, 1997, 877,500 shares were available for future grants.

                          NORSTAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - STOCK OPTIONS AND STOCK PLANS (CONTINUED):

     The Restated Non-Employee Directors' Stock Plan (Directors' Plan) provides for a maximum of 292,000 shares to be granted. Options for 20,000 shares are to be granted to each non-employee director of the Company upon election as a director at a price equal to the market price on the date of grant, exercisable at 20% per year and expiring after ten years. In addition to the granting of options, the Directors' Plan provides for the payment of an annual retainer to each non-employee director. On the date of each annual meeting of shareholders, each non-employee director is to receive an annual retainer paid in shares of common stock of the Company. The annual retainer paid to each non-employee director at the September 1995 and 1996 annual meeting of shareholders was $10,000 or 800 shares, and $12,000 or 700 shares, respectively (based on the fair market value of the shares on the date of the meetings). As of April 30, 1997, 12,000 shares had been issued as an annual retainer to non-employee directors and 120,000 shares were available for future grant/payment under the Directors' Plan.

     Shares subject to option are summarized as follows:


                                         1995 PLAN                     1986 PLAN                  DIRECTORS' PLAN
                                ----------------------------  ----------------------------  ----------------------------
                                                WEIGHTED                      WEIGHTED                      WEIGHTED
                                  STOCK         AVERAGE         STOCK         AVERAGE         STOCK         AVERAGE
                                 OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
BALANCE - APRIL 30, 1994......           -  $            -       680,424  $         3.16       140,000  $         3.86
    Options granted...........           -               -       110,000            9.24             -               -
    Options canceled..........           -               -      (17,172)            3.04             -               -
    Options exercised.........           -               -     (128,852)            3.01             -               -
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
BALANCE - APRIL 30, 1995......           -               -       644,400            4.23       140,000            3.86
    Options granted...........           -               -       225,000           11.87        20,000           12.50
    Options canceled..........           -               -      (29,400)            9.18             -               -
    Options exercised.........           -               -     (162,100)            2.84             -               -
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
BALANCE - APRIL 30, 1996......           -               -       677,900            6.88       160,000            4.94
    Options granted...........     310,500  $        15.01             -               -             -               -
    Options canceled..........           -               -      (96,000)            9.62             -               -
    Options exercised.........           -               -     (296,100)            3.49     (120,000)            3.24
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
BALANCE - APRIL 30, 1997......     310,500  $        15.01       285,800  $         9.49        40,000  $        10.06
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
OPTIONS EXERCISABLE AT:
  April 30, 1995..............           -  $            -       472,836  $         2.93       132,000  $         3.64
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
  April 30, 1996..............           -  $            -       375,936  $         4.23       140,000  $         4.00
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
  April 30, 1997..............           -  $            -       103,036  $         7.43        28,000  $         9.02
                                ----------  ----------------  ----------  ----------------  ----------  ----------------
                                ----------  ----------------  ----------  ----------------  ----------  ----------------

                        NORSTAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - STOCK OPTIONS AND STOCK PLANS (CONTINUED):

     Additional information regarding options outstanding/exercisable at April 30, 1997 is as follows:

                      NUMBER OF                          WEIGHTED           WEIGHTED        NUMBER OF        WEIGHTED
                       OPTIONS         EXERCISE          AVERAGE         AVG REMAINING       OPTIONS         AVERAGE
                     OUTSTANDING     PRICE RANGE      EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE    EXERCISE PRICE
                     ------------  ----------------  ----------------  ------------------  ------------  ----------------
1995 Plan               310,500    $ 15.00 - $16.00  $      15.01          9.25 YEARS                 -  $            -
                     ------------  ----------------  ----------------  ------------------  ------------  ----------------
                     ------------  ----------------  ----------------  ------------------  ------------  ----------------
1986 Plan                33,600    $   2.63 - $3.38  $       3.29          1.45 years            24,276  $         3.26
                         33,200    $   4.25 - $5.00  $       4.48          4.01 years            19,760  $         4.63
                         36,000    $   6.88 - $9.75  $       7.74          6.41 years            24,000  $         7.46
                        183,000    $          11.88  $      11.88          8.11 years            35,000  $        11.88
                     ------------  ----------------  ----------------  ------------------  ------------  ----------------
                        285,800    $  2.63 - $11.88  $       9.49          6.63 YEARS           103,036  $         7.43
                     ------------  ----------------  ----------------  ------------------  ------------  ----------------
                     ------------  ----------------  ----------------  ------------------  ------------  ----------------
Directors' Plan          20,000    $           7.62  $       7.62          5.67 years            20,000  $         7.62
                         20,000    $          12.50  $      12.50          8.33 years             8,000  $        12.50
                     ------------  ----------------  ----------------  ------------------  ------------  ----------------
                         40,000    $  7.62 - $12.50  $      10.06          7.00 YEARS            28,000  $         9.02
                     ------------  ----------------  ----------------  ------------------  ------------  ----------------
                     ------------  ----------------  ----------------  ------------------  ------------  ----------------

     The Company has awarded restricted stock grants to selected employees under the 1986 Plan and the 1995 Plan. Recipients of restricted stock awards under these plans were not required to make any payments for the stock or
provide consideration other than the rendering of services.   Shares of stock
awarded under the plans are subject to certain restrictions on transfer and all or part of the shares awarded to an employee may be subject to forfeiture upon the occurrence of certain events, including termination of employment. Through April 30, 1997, 140,706 shares and 12,000 shares have been awarded under the 1986 Plan and the 1995 Plan, respectively. The fair market value of the shares granted under these plans is generally amortized over a four year period. Amortization of $70,000, $137,000, and $74,000 has been charged to operations in 1997, 1996 and 1995, respectively.

     The Company has maintained an Employee Stock Purchase and Bonus Plan (the Employee Stock Plan) since 1980 which allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company's common stock. Shares are purchased annually under the Employee Stock Plan at a price equal to 85% of the market price on the last day of the calendar year. During fiscal 1997, 126,260 shares were issued under this plan and, at April 30, 1997, 584,586 shares were available for future issuance.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been decreased to the following pro forma amounts:

                                                     YEARS ENDED APRIL 30,
                                                    -----------------------
                                                      1997         1996
                                                    ---------    -------

Net income..........................  As reported   $  10,217    $  8,489
                                      Pro forma         9,360       7,964

Net income per common share.........
                                      As reported   $    1.08    $   0.94
                                      Pro forma          0.99        0.88

                         NORSTAN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - STOCK OPTIONS AND STOCK PLANS (CONTINUED):

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair values of options granted and Employee Stock Plan shares were as follows:

                                                                   EMPLOYEE
                     1995 PLAN     1986 PLAN    DIRECTORS' PLAN   STOCK PLAN
                     ---------     ---------    ---------------   ----------
Fiscal 1996 grants       -            $6.49           $7.29          $2.15

Fiscal 1997 grants     $7.95            -               -            $2.96

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1996 and 1997:


                                                    YEARS ENDED APRIL 30,
                                                    ----------------------
                                                       1997         1996
                                                    ----------   ---------
Risk-free interest rate...........................      6.28%      5.74%
Expected life of options..........................     7 years    7 years
Expected life of Employee Stock Plan shares.......      1 year     1 year
Expected volatility...............................        35%        57%
Expected dividend yield...........................         -          -


     The tax benefits associated with the exercise of stock options or issuance of shares under the Company's stock option plans, not related to expenses recognized for financial reporting purposes, have been credited to capital in excess of par value in the accompanying consolidated balance sheets.

                        NORSTAN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 - 401(k) PLAN:

     The Company has adopted the Norstan, Inc. Incentive Savings Plan, a 401(k) profit-sharing plan (the 401(k) Plan) covering substantially all full-time employees. Eligible employees may elect to defer up to 15% of their eligible compensation. The Company may make discretionary matching contributions of up to 6% of each plan participant's eligible compensation. Company contributions to the 401(k) Plan were $1,554,000, $1,267,000 and $1,078,000 for the years ending April 30, 1997, 1996 and 1995, respectively.


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

OPERATING LEASE COMMITMENTS:

     The Company and its subsidiaries conduct a portion of their operations in leased facilities. Most of the leases require payment of maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Lease expense, as recorded in the accompanying consolidated statements of operations, was $10,914,000 in 1997, $10,501,000 in 1996, and
$8,661,000 in 1995.

     Future minimum lease payments under noncancelable leases with initial or remaining terms of one year or more were as follows at April 30, 1997 (in thousands):

YEARS ENDING APRIL 30,                               AMOUNT
--------------------------------------------------  --------
1998..............................................  $  6,327
1999..............................................     4,712
2000..............................................     3,942
2001..............................................     2,480
2002 and thereafter...............................     3,832
                                                    --------
                                                    $ 21,293
                                                    --------
                                                    --------

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


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

NOTE 11 - OPERATIONS BY GEOGRAPHIC AREA:

     The following table sets forth the Company's operations by geographic area as of and for the years ended April 30, (in thousands):
                                           1997       1996       1995
                                         ---------  ---------  ---------
REVENUES:
  United States........................  $ 365,796  $ 287,171  $ 262,235
  Canada...............................     32,279     34,193     28,010
                                         ---------  ---------  ---------
                                         $ 398,075  $ 321,364  $ 290,245
                                         ---------  ---------  ---------
                                         ---------  ---------  ---------
NET INCOME:
  United States........................  $   9,426  $   7,943  $   6,617
  Canada...............................        791        546        446
                                         ---------  ---------  ---------
                                         $  10,217  $   8,489  $   7,063
                                         ---------  ---------  ---------
                                         ---------  ---------  ---------
IDENTIFIABLE ASSETS:
  United States........................  $ 207,942  $ 142,151  $ 143,443
  Canada...............................     16,231     18,837     18,266
                                         ---------  ---------  ---------
                                         $ 224,173  $ 160,988  $ 161,709
                                         ---------  ---------  ---------
                                         ---------  ---------  ---------

                       NORSTAN, INC. AND SUBSIDIARIES

               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                  FIRST     SECOND      THIRD     FOURTH
                                 QUARTER    QUARTER    QUARTER    QUARTER
                                ---------  ---------  ---------  ---------
1997
Revenues......................  $  92,231  $  95,653  $  94,075  $ 116,116
                                ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------
Gross margin..................  $  25,331  $  27,105  $  26,061  $  30,018
                                ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------
Operating income..............  $   3,151  $   5,161  $   5,126  $   5,767
                                ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------
Net income....................  $   1,692  $   2,676  $   2,715  $   3,134
                                ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------
Net income per common and
  common equivalent share.....  $     .18  $     .28  $     .29  $     .33
                                ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------
1996
Revenues......................  $  72,401  $  78,705  $  81,630  $  88,628
                                ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------
Gross margin..................  $  20,418  $  22,306  $  23,182  $  25,478
                                ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------
Operating income..............  $   2,738  $   4,003  $   4,150  $   4,520
                                ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------
Net income....................  $   1,433  $   2,148  $   2,293  $   2,615
                                ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------
Net income per common and
  common equivalent share.....  $     .16  $     .24  $     .26  $     .29
                                ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------

Throughout each year, the income tax provision is recorded based upon estimates of the overall expected tax rate for that year.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.

    No changes in or disagreements with accountants which required reporting on Form 8-K have occurred within the two-year period ended April 30, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to the directors and executive officers of the Company, set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16 (a)" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 23, 1997, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 23, 1997, other than the subsections captioned "Report of the Compensation and Stock Option Committee" and "Performance Graph", is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 23, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 23, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

       l.  Financial Statements

           See Index to Consolidated Financial Statements and Financial Statement Schedules on page 20 of this report.

       2.  Financial Statement Schedules

           All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

       3.  Exhibits

           See Index to Exhibits on page 45 of this report.

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


Dated:  July 22, 1997


                                       NORSTAN, INC.
                                       Registrant



                                       By /s/ David R. Richard
                                          --------------------------
                                          David R. Richard
                                          Chief Executive Officer,
                                          President and Director




                                       By /s/ Kenneth S. MacKenzie
                                          --------------------------
                                          Kenneth S. MacKenzie
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                    Date
        ---------                                    ----


----------------------------------
    Paul Baszucki
    Chairman of the Board


    /s/ Richard Cohen                                July 22, 1997
----------------------------------
    Richard Cohen
    Vice-Chairman of the Board


    /s/ David R. Richard                             July 22, 1997
----------------------------------
    David R. Richard
    CEO, President and Director


    /s/ Winston E. Munson                            July 24, 1997
----------------------------------
    Winston E. Munson
    Secretary and Director


    /s/ Dr. Jagdish N. Sheth                         July 22, 1997
----------------------------------
    Dr. Jagdish N. Sheth
    Director


    /s/ Arnold Lehrman                               July 22, 1997
----------------------------------
    Arnold Lehrman
    Director

   /s/ Connie M. Levi                                July 23, 1997
----------------------------------
    Connie M. Levi
    Director


    /s/ Gerald D. Pint                               July 23, 1997
----------------------------------
    Gerald D. Pint
    Director


    /s/ Stanley Schweitzer                           July 23, 1997
----------------------------------
    Stanley Schweitzer
    Director


    /s/ Herbert F. Trader                            July 23, 1997
----------------------------------
    Herbert F. Trader
    Director

                                EXHIBIT INDEX

Exhibit
  No.       Description                                                  Page
--------    -----------                                                  ----
  3(a)      Restated Articles of Incorporation of the Company, as
            amended [filed as Exhibit 3(a) to the Company's
            Annual Report on Form 10-K for the year ended
            April 30, 1988 (File No. 0-8141) and incorporated herein by reference]; Amendments adopted September 9, 1993 and June 20, 1996 [filed as Exhibit 3(a) to the Company's
            Annual Report on Form 10-K for the year ended April 30,
            1996 (File No. 0-8141) and incorporated herein by reference].

  3(b) Bylaws of the Company [filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 (File No. 0-8141) and incorporated herein by reference]; Amendments adopted August 8, 1995 [filed as
            Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1996 (File No. 0-8141) and incorporated herein by reference]; Amendments adopted September 20, 1995, July 30, 1996 and April 9, 1997.

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

 10(b) Credit Agreement dated as of July 23, 1996, among Norstan, Inc., First Bank National Association, and Harris Trust and Savings Bank and the Sumitomo Bank Limited, Chicago
            Branch;  First Amendment to Credit Agreement dated
            October 11, 1996 [filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the period ended August 3, 1996 (File No. 0-8141) and incorporated herein by reference].

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

Exhibit
  No.       Description                                                  Page
--------    -----------                                                  ----
(1)10(e)    Norstan, Inc. 1986 Long-Term Incentive Plan, as amended
            [filed as Exhibit 10(e) to the Company's Annual Report on
            Form 10-K for the year ended April 30, 1993 (File No.
            0-8141) and incorporated herein by reference]; Amendments adopted August 8, 1995 and July 30, 1996 [filed as
            Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended April 30, 1996 (File No. 0-8141) and incorporated herein by reference].

(1)10(f) Norstan, Inc. Restated Non-Employee Directors' Stock Plan, [filed as Exhibit 28.1 to the Company's Registration
            Statement on Form S-8 dated September 27, 1995 (File
            No. 0-8141) and incorporated herein by reference].

(1)10(g)    Norstan, Inc.  1995 Long-Term Incentive Plan [filed as
            Exhibit 28.1 to the Company's Registration Statement on
            Form S-8 dated September 27, 1995 (File No. 0-8141) and incorporated herein by reference]; Amendment adopted
            July 30, 1996 [filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended April 30, 1996
            (File No. 0-8141) and incorporated herein by reference]; Amendment adopted August 16, 1996.

(1)10(h)    Employment Agreement dated April 7, 1995 between
            Paul Baszucki and the Company [filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended April 30, 1995 (File No. 0-8141) and incorporated herein by reference].

(1)10(i) Employment Agreement dated April 7, 1995 between Richard Cohen and the Company [filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended April 30, 1995 (File No. 0-8141) and incorporated herein by reference].

(1)10(j)    Employment Agreement dated April 30, 1997 between David
            R. Richard and the Company.

 10(k) Agreement and Plan of Merger dated May 24, 1996 among the Company, Connect Computer Company and CCC Acquisition
            Subsidiary, Inc. [filed as Exhibit 2 to the Company's Current Report on Form 8-K dated June 4, 1996 (File No. 0-8141) and incorporated herein by reference].

 11         Statement Regarding Computation of Earnings Per Share          47

 22         Subsidiaries of Norstan, Inc.                                  48

 23.1       Consent of Independent Public Accountants                      49

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