Form 10-Q
period 1997-08-02
NORSTAN INC
filed 1997-09-15
CIK 72418

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

  (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         FOR THE PERIOD ENDED AUGUST 2, 1997

                                          OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______  to _______

                            COMMISSION FILE NUMBER 0-8141

                                    NORSTAN, INC.

                (Exact name of registrant as specified in its charter)

                   MINNESOTA                         41-0835746
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)

           605 NORTH HIGHWAY 169, TWELFTH FLOOR, PLYMOUTH, MINNESOTA 55441
                       (address of principal executive offices)

TELEPHONE  (612) 513-4500     FAX  (612) 513-4537     INTERNET  WWW.NORSTAN.COM
         (Registrant's telephone number, facsimile number, Internet address)

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

On September 8, 1997, there were 9,456,903 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.
                            NORSTAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      UNAUDITED

                       (In thousands, except per share amounts)

                                                         THREE MONTHS ENDED
                                                      -----------------------
                                                       AUGUST 2,    AUGUST 3,
                                                         1997         1996
                                                      ----------   ----------
REVENUES:

    Communications Systems                            $   45,212   $   49,820
    Global Services                                       48,049       40,925
    Financial Services                                     2,181        1,486
                                                      ----------   ----------
      Total Revenues                                      95,442       92,231
                                                      ----------   ----------
COST OF SALES:

    Communications Systems                                32,816       36,273
    Global Services                                       34,956       30,082
    Financial Services                                       584          545
                                                      ----------   ----------
      Total Cost of Sales                                 68,356       66,900
                                                      ----------   ----------

GROSS MARGIN                                              27,086       25,331
    Selling, General
     & Administrative Expenses
                                                          23,157       22,180
                                                      ----------   ----------

OPERATING INCOME                                           3,929        3,151

     Interest Expense                                       (594)        (241)
     Interest and Other Income, Net                           48            7
                                                      ----------   ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                             3,383        2,917

     Provision for Income Taxes                            1,387        1,225
                                                      ----------   ----------

NET INCOME                                            $    1,996   $    1,692
                                                      ----------   ----------
                                                      ----------   ----------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                             $      .21   $      .18
                                                      ----------   ----------
                                                      ----------   ----------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                       9,599        9,323
                                                      ----------   ----------
                                                      ----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

                            NORSTAN, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                         (In thousands, except share amounts)


                                                       AUGUST 2,   APRIL 30,
                                                         1997         1997
                                                      ----------   ----------
                                                      (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
    Cash                                                $  1,091     $  5,147
    Accounts receivable, net of allowances for
     doubtful accounts of $1,641 and $1,783               86,280       76,027
    Current lease receivables                             16,156       19,595
    Inventories                                            8,853        7,636
    Costs and estimated earnings in excess of
     billings of $16,259 and $11,948                      14,202       11,556
    Deferred income tax benefits                           4,061        3,954
    Prepaid expenses, deposits and other                   3,080        2,925
                                                      ----------   ----------
       TOTAL CURRENT ASSETS                              133,723      126,840
                                                      ----------   ----------

PROPERTY AND EQUIPMENT:
    Furniture, fixtures and equipment                     97,083       93,895
    Less-accumulated depreciation and amortization       (51,991)     (48,409)
                                                      ----------   ----------
       NET PROPERTY AND EQUIPMENT                         45,092       45,486
                                                      ----------   ----------

OTHER ASSETS:
    Lease receivables, net of current portion             30,495       29,775
    Goodwill, net of amortization of $6,236 and
     $5,749                                               21,539       22,072
                                                      ----------   ----------
    TOTAL OTHER ASSETS                                    52,034       51,847
                                                      ----------   ----------

                                                      $  230,849   $  224,173
                                                      ----------   ----------
                                                      ----------   ----------

The accompanying notes are an integral part of these consolidated balance sheets.

                            NORSTAN, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                         (In thousands, except share amounts)

                                                       AUGUST 2,    APRIL 30,
                                                         1997         1997
                                                      ----------   ----------
                                                      (Unaudited)    (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt              $    1,029   $      389
    Current maturities of discounted lease rentals        13,169       13,878
    Accounts payable                                      20,869       24,486
    Deferred revenue                                      19,307       18,680
    Accrued -
      Salaries and wages                                   8,635       13,065
      Warranty costs                                       2,166        2,348
      Other liabilities                                    5,025       10,333
    Income taxes payable                                   1,797          388
    Billings in excess of costs and estimated
     earnings of $15,047 and $12,829                       7,295        5,789
                                                      ----------   ----------
       TOTAL CURRENT LIABILITIES                          79,292       89,356
                                                      ----------   ----------

LONG-TERM DEBT, net of current maturities                 35,266       18,284

DISCOUNTED LEASE RENTALS, net of current maturities       21,124       24,043

DEFERRED INCOME TAXES                                      8,227        8,120
                                                      ----------   ----------

SHAREHOLDERS' EQUITY:
    Common stock - $.10 par value; 40,000,000
     authorized shares; 9,487,003 and 9,387,458
     shares issued and outstanding                           949          939
    Capital in excess of par value                        35,405       34,556
    Retained earnings                                     52,188       50,192
    Unamortized cost of stock                               (572)        (142)
    Foreign currency translation adjustments              (1,030)      (1,175)
                                                      ----------   ----------
       TOTAL SHAREHOLDERS' EQUITY                         86,940       84,370
                                                      ----------   ----------

                                                      $  230,849   $  224,173
                                                      ----------   ----------
                                                      ----------   ----------

The accompanying notes are an integral part of these consolidated balance sheets.

                            NORSTAN, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOW

                                      UNAUDITED

                                    (In thousands)
                                                         THREE MONTHS ENDED
                                                       ----------------------
                                                       AUGUST 2,    AUGUST 3,
                                                         1997         1996
                                                      ----------   ----------
OPERATING ACTIVITIES:
  Net income                                            $  1,996     $  1,692
  Adjustments to reconcile net income to net cash
   used for operating activities:
   Depreciation and amortization                           4,438        3,478
   Deferred income taxes                                       4          358
   Changes in operating items:
    Accounts receivable                                  (10,195)      (6,751)
    Inventories                                           (1,205)       1,129
    Costs and estimated earnings in excess of billings    (2,639)      (6,062)
    Prepaid expenses, deposits and other                    (153)        (653)
    Accounts payable                                      (3,623)       4,711
    Deferred revenue                                         605         (824)
    Accrued liabilities                                   (9,956)      (5,432)
    Income taxes payable                                   1,410          773
    Billings in excess of costs and estimated
     earnings                                              1,505          797
                                                      ----------   ----------

   Net cash used for operating activities                (17,813)      (6,784)
                                                      ----------   ----------

INVESTING ACTIVITIES:
  Cash paid for acquisition, net of cash acquired             --      (11,794)
  Additions to property and equipment, net                (3,557)      (4,370)
  Investment in lease contracts                           (4,709)      (3,622)
  Collections from lease contracts                         7,472        4,572
  Other, net                                                 180          499
                                                      ----------   ----------

    Net cash used for investing activities                  (614)     (14,715)
                                                      ----------   ----------

FINANCING ACTIVITIES:
  Borrowings under revolving credit agreements            67,183       80,300
  Repayments under revolving credit agreements           (49,465)     (52,650)
  Repayment of debt assumed in acquisition                    --       (1,743)
  Borrowings of long-term debt                                --          105
  Repayments of long-term debt                               (97)         (88)
  Repayments of discounted lease rentals                  (3,652)      (3,150)
  Proceeds from sale of common stock                         398          214
                                                      ----------   ----------
    Net cash provided by financing activities             14,367       22,988
                                                      ----------   ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        4           (5)
                                                      ----------   ----------
NET (DECREASE) INCREASE IN CASH                           (4,056)       1,484
CASH, BEGINNING OF PERIOD                                  5,147        1,133
                                                      ----------   ----------
CASH, END OF PERIOD                                     $  1,091     $  2,617
                                                      ----------   ----------
                                                      ----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

                            NORSTAN, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    AUGUST 2, 1997

                                      UNAUDITED


The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. This report should be read in conjunction with the Company's most recent "Annual Report on Form 10-K."

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

NORSTAN FINANCIAL SERVICES, INC. (NFS) -

NFS provides financing for customers of the Company. Leases are primarily accounted for as sales-type leases for consolidated financial reporting purposes. Condensed unaudited statements of operations of NFS are as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                       ----------------------
                                                       AUGUST 2,    AUGUST 3,
                                                         1997         1996
                                                      ----------   ----------

Revenues                                              $    2,063     $  1,336

Interest expense                                            (503)        (419)

Other expenses                                              (378)        (361)
                                                      ----------   ----------

  Income before provision for income taxes                 1,182          556

Provision for income taxes                                  (485)        (234)
                                                      ----------   ----------
  Net income                                          $      697   $      322
                                                      ----------   ----------
                                                      ----------   ----------

SUPPLEMENTAL CASH FLOW INFORMATION -

Supplemental disclosure of cash flow information is as follows (in thousands):

                                                        THREE MONTHS ENDED
                                                     ------------------------
                                                       AUGUST 2,    AUGUST 3,
                                                         1997         1996
                                                      ----------   ----------
Cash paid for:

    Interest                                          $    1,473   $      899

    Income taxes                                      $       41   $       89

Noncash investing and financing activities:

    Stock issued for acquisition                      $        -   $    2,000

    Non-compete agreements related to
      acquisition                                     $        -   $      667

RECENTLY ISSUED ACCOUNTING STANDARD -

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (SFAS No. 128), which changes the way companies calculate their earnings per share data (EPS). SFAS No. 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed. The Company is required to adopt SFAS No. 128 in third quarter fiscal 1998 at which time all prior period EPS are to be restated in accordance with SFAS No.
128. If the Company had adopted the pronouncement during this fiscal quarter, the effect of this accounting change on reported EPS data would have been as follows:

                                              THREE MONTHS ENDED
                                             ----------------------
                                             AUGUST 2,    AUGUST 3,
                                               1997         1996
                                            ----------   ----------
    Primary EPS as reported . . . . . . .      $   .21      $   .18
    Effect of SFAS No. 128. . . . . . . .            -          .01
                                            ----------   ----------
    Basic EPS as restated . . . . . . . .      $   .21      $   .19
                                            ----------   ----------
                                            ----------   ----------

    Fully diluted EPS as reported . . . .      $     -      $     -
    Effect of SFAS No. 128. . . . . . . .          .21          .18
                                            ----------   ----------
    Diluted EPS as restated . . . . . . .      $   .21      $   .18
                                            ----------   ----------
                                            ----------   ----------

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

RECLASSIFICATIONS -

Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation, with no impact on previously reported net income or shareholder's equity.

ACQUISITIONS -

On June 4, 1996, the Company acquired Connect Computer Company (Connect), in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, internets and intranets, client server applications and workgroup computing, with offices in Minneapolis, Milwaukee, and Des Moines.

The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Norstan common stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company agreed to pay up to $4.0 million in contingent consideration over a three year period ending April 30, 1999, if certain financial performance targets are achieved (as of August 2, 1997, $2.0 million of such consideration has been paid). This transaction resulted in the recording of $16.4 million in goodwill which is being amortized on a straight-line basis over 15 years. The Company financed the cash portions of the acquisition through borrowings under its existing credit facility. Pro forma information in the year of acquisition has not been disclosed as such information was not materially different from the Company's results of operations.

SHARE DATA AND STOCK SPLIT -

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

FORWARD-LOOKING STATEMENTS AND
FACTORS THAT MAY AFFECT FUTURE RESULTS -

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those in this Form 10-Q. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industry; the Company's operations in Canada; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry, as well as other competitive factors.

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

ITEM 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY -

During the quarter ended August 2, 1997 the Company's net income improved compared to the quarter ended August 3, 1996, increasing 18.0% to $1,996,000, or $.21 per common share, compared to $1,692,000, or $.18 per common share.

RESULTS OF OPERATIONS -

The Company's revenues consist of revenues from the sale of communications systems, global services and financial services. Revenues from the sale of communications systems result from the sale of new products and upgrades, as well as refurbished equipment. Revenues from global services result primarily from communications maintenance services, moves, adds and changes, network integration services and long distance services. Financial services revenues result primarily from leasing activities. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations.

SELECTED CONSOLIDATED FINANCIAL DATA



                                        DOLLAR AMOUNTS AS A
                                       PERCENTAGE OF REVENUES
                                       ----------------------     PERCENTAGE
                                          THREE MONTHS ENDED        CHANGE
                                       -----------------------   ------------
                                        AUGUST 2,    AUGUST 3,      FISCAL
                                          1997         1996      1998 VS 1997
                                       ----------   ----------   ------------
REVENUES:
 Communications Systems                     47.4%        54.0%          (9.2%)
 Global Services                            50.3%        44.4%          17.4%
 Financial Services                          2.3%         1.6%          46.8%
                                       ----------   ----------   ------------

  Total Revenues                           100.0%       100.0%           3.5%

 COST OF SALES                              71.6%        72.5%           2.2%
                                       ----------   ----------   ------------

 GROSS MARGIN                               28.4%        27.5%           6.9%

 SELLING, GENERAL &
    ADMINISTRATIVE EXPENSES                 24.3%        24.1%           4.4%
                                       ----------   ----------   ------------

 OPERATING INCOME                            4.1%         3.4%          24.7%
  Interest Expense and Other, Net           (0.6%)       (0.3%)        133.3%
                                       ----------   ----------   ------------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                3.5%         3.1%          16.0%

 Provision for Income Taxes                  1.4%         1.3%          13.2%
                                       ----------   ----------   ------------

 NET INCOME                                  2.1%         1.8%          18.0%
                                       ----------   ----------   ------------
                                       ----------   ----------   ------------

The following table sets forth, for the periods indicated, the gross margin percentages for communications systems, global services and financial services.

                                         THREE MONTHS ENDED
                                       -----------------------
                                        AUGUST 2,    AUGUST 3,
                                          1997         1996
                                       ----------   ----------
 GROSS MARGIN

  Communications Systems                    27.4%        27.2%
  Global Services                           27.2%        26.5%
  Financial Services                        73.2%        63.3%

RESULTS OF OPERATIONS

    REVENUES. Revenues increased 3.5%, to $95,442,000 for the quarter ended August 2, 1997, as compared to $92,231,000 for the similar period last year.
For the three month period ended August 2, 1997, sales of communications systems decreased $4,608,000, or 9.2%, compared to the three month period ended August 3, 1996. This decrease is the result of normal fluctuations in the timing of system orders and an exceptionally strong fourth quarter in fiscal 1997.

    Revenues from global services increased $7,124,000, or 17.4%, in the three month period ended August 2, 1997, in comparison to the similar period last year. Revenues from global services generally have increased due to growth in network integration services, including the acquisition of Connect Computer Company (Connect). Revenues from financial services increased $695,000, or 46.8%, during the three month period ended August 2, 1997 as compared to the similar period last year.

    GROSS MARGIN. The Company's gross margin increased $1,755,000, or 6.9%, to $27,086,000 for the three months ended August 2, 1997 as compared to $25,331,000 for the three months ended August 3, 1996. As a percent of total revenues, gross margin was 28.4% and 27.5% for the three month periods ended August 2, 1997 and August 3, 1996, respectively.

    Gross margin as a percent of revenues for the sale of communications systems was 27.4% for the three month period ended August 2, 1997, and 27.2% for the comparable period ended August 3, 1996. Gross margin as a percent of revenues for global services was 27.2% for the three month period ended August 2, 1997, and 26.5% for the comparable period ended August 3, 1996. The respective increases in gross margin as a percent of revenues for communications systems and global services were generally the result of changes in the mix of products sold and services provided. As consulting and professional services related to network integration become a more integral component of Norstan's business, global services' margins should continue to increase. Gross margin as a percent of revenues for financial services was 73.2% for the three month period ended August 2, 1997, and 63.3% for the similar period ended August 3, 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $977,000, or 4.4%, for the quarter ended August 2, 1997 as compared to the quarter ended August 3, 1996. As a percent of revenues, selling, general and administrative expenses increased to 24.3% for the three month period ended August 2, 1997 as compared to 24.1% for the similar period ended August 3, 1996.

    OPERATING INCOME. Operating income increased $778,000, or 24.7%, to $3,929,000 for the quarter ended August 2, 1997 as compared to $3,151,000 for the quarter ended August 3, 1996. As a percent of revenues, operating income increased to 4.1% for the three month period ended August 2, 1997 as compared to 3.4% for the similar period ended August 3, 1996.

    OTHER COSTS AND EXPENSES. Interest expense increased to $594,000 as compared to $241,000 for the three month periods ended August 2, 1997 and August 3, 1996, respectively. This increase was primarily a result of higher borrowing levels under revolving credit agreements.

    The Company's effective tax rate was 41.0% for the three month period ended August 2, 1997 as compared to 42.0% for the similar period ended August 3, 1996. The Company's effective tax rate differs from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and state income taxes. The provisions for income taxes have been recorded based upon management's estimate of the annualized effective tax rate.

    NET INCOME. Net income was $1,996,000, or $.21 per common share, and $1,692,000, or $.18 per common share, for the quarters ended August 2, 1997 and August 3, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. Working capital increased to $54,431,000 at August 2, 1997 from $37,484,000 at April 30, 1997. The current ratio was 1.69 to 1.0 at August 2, 1997 as compared to 1.42 to 1.0 at April 30, 1997. Operating activities used net cash of $17,813,000 and $6,784,000 for the three months ended August 2, 1997 and August 3, 1996, respectively.

    CAPITAL RESOURCES. In July 1996, the Company entered into a $40,000,000 unsecured revolving long-term credit agreement with certain banks. Up to $15,000,000 of borrowings under this agreement may be in the form of commercial paper. In addition, up to $8,000,000 and $6,000,000 may be used to support the leasing activities of Norstan Financial Services, Inc. (NFS) and Norstan Canada Inc. (Norstan Canada), respectively. Borrowings under this agreement are due July 31, 1999, and bear interest at the banks' reference rate (8.50% at August 2, 1997), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the banks' reference rate. Total consolidated borrowings under this agreement were $34,995,000 and $17,920,000 at August 2, 1997 and April 30, 1997, respectively. There were no borrowings on account of NFS or Norstan Canada at August 2, 1997 or April 30, 1997.
Borrowings by the Company in fiscal 1998 and 1997 have been for working capital and general corporate purposes, as well as to invest in property and equipment. In addition, during fiscal 1997, borrowings were made to finance the acquisition of Connect.

    Net capital expenditures for the three months ended August 2, 1997 were $3,557,000 and $4,370,000 for the similar period last year. These expenditures were primarily for the purchase of telecommunications equipment which is used as spare parts and for outsourcing arrangements, computer equipment and other facility expansion. At August 2, 1997, there were no outstanding material commitments for future capital expenditures. The Company also has a significant investment in lease contracts with its customers. The investment in lease contracts totaled $4,709,000 for the three months ended August 2, 1997 and $3,622,000 for the similar period last year. Net lease receivables decreased to $46,651,000 at August 2, 1997 as compared to $49,370,000 at April 30, 1997.

    In June 1996, the Company acquired all of the common stock of Connect, a provider of consulting, design and implementation services. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million cash, $2.0 million of Norstan common stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company has agreed to pay up to $4.0 million in contingent consideration over a three year period ending April 30, 1999, if certain financial performance targets are achieved (as of August 2, 1997, $2.0 million of such consideration has been paid). This transaction resulted in the recording of $16.4 million in goodwill, which is being amortized, on a straight-line basis over 15 years.

    Norstan Financial Services, Inc. (NFS) and Norstan Canada Inc. utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheets as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10%, and payments are due in varying monthly installments through June 2003. Payments due financial institutions on a monthly basis are made from monthly collections of lease receivables from customers.

    Discounted lease rentals consisted of the following (in thousands):



                                        AUGUST 2,    APRIL 30,
                                          1997         1997
                                       ----------   ----------
    Nonrecourse borrowings             $   33,709   $   37,329
    Recourse borrowings                       584          592
                                       ----------   ----------
    Total discounted lease rentals         34,293       37,921
      Less-current maturities             (13,169)     (13,878)
                                       ----------   ----------
                                       $   21,124   $   24,043
                                       ----------   ----------
                                       ----------   ----------

    In addition to the recourse as described previously, recourse to Norstan, Inc. relative to discounted lease rentals was limited to $410,000 as of August 2, 1997 and $418,000 as of April 30, 1997.

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




                                       NORSTAN, INC.
                                       -----------------------------
                                       Registrant



Date:  September 15, 1997              By   /s/ David R. Richard
                                          ----------------------
                                          David R. Richard
                                          Chief Executive Officer,
                                          President and Director


Date:  September 15, 1997              By
                                          ----------------------
                                          Kenneth S. MacKenzie
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)