Form 10-Q
period 1997-11-01
NORSTAN INC
filed 1997-12-16
CIK 72418

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                        FOR THE PERIOD ENDED NOVEMBER 1, 1997

                                          OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                            COMMISSION FILE NUMBER 0-8141

                                    NORSTAN, INC.
                (Exact name of registrant as specified in its charter)

                         MINNESOTA                          41-0835746
              -------------------------------          --------------------
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

On December 3, 1997, there were 9,689,372 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.
                            NORSTAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      UNAUDITED

                       (In thousands, except per share amounts)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                           --------------------------    --------------------------
                                           NOVEMBER 1,    NOVEMBER 2,    NOVEMBER 1,    NOVEMBER 2,
                                              1997           1996           1997           1996
                                           -----------    -----------    -----------    -----------
REVENUES

    Global Services                          $  52,546      $  45,758     $  100,594      $  86,683
    Communication Systems                       56,719         48,483        101,931         98,303
    Financial Services                           1,657          1,412          3,838          2,898
                                           -----------    -----------    -----------    -----------
      Total Revenues                           110,922         95,653        206,363        187,884
                                           -----------    -----------    -----------    -----------

COST OF SALES

    Global Services                             37,133         32,830         72,089         62,913
    Communication Systems                       42,730         35,194         75,545         71,465
    Financial Services                             625            524          1,209          1,070
                                           -----------    -----------    -----------    -----------
      Total Cost of Sales                       80,488         68,548        148,843        135,448
                                           -----------    -----------    -----------    -----------

GROSS MARGIN                                    30,434         27,105         57,520         52,436

    Selling, General
      & Administrative Expenses                 24,399         21,944         47,556         44,123
                                           -----------    -----------    -----------    -----------

OPERATING INCOME                                 6,035          5,161          9,964          8,313

    Interest Expense                              (847)          (520)        (1,441)          (761)
    Interest and Other Income (Expense),
      Net                                           69            (28)           116            (21)
                                           -----------    -----------    -----------    -----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                   5,257          4,613          8,639          7,531

    Provision for Income Taxes                   2,155          1,937          3,542          3,163
                                           -----------    -----------    -----------    -----------

NET INCOME                                    $  3,102       $  2,676       $  5,097       $  4,368
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                     $    .31       $    .28       $    .52       $    .47
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                             9,877          9,416          9,737          9,369
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------



          The accompanying notes are an integral part of these consolidated financial statements.

                            NORSTAN, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                         (In thousands, except share amounts)


                                                          NOVEMBER 1,     APRIL 30,
                                                             1997           1997
                                                          -----------    -----------
                                                          (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS:
   Cash                                                    $    1,821     $    5,147
   Accounts receivable, net of allowances for doubtful
     accounts of $1,770 and $1,783                             94,751         76,027
   Current lease receivables                                   16,548         19,595
   Inventories                                                 10,805          7,636
   Costs and estimated earnings in excess of billings of
     $12,090 and $11,948                                       24,345         11,556
   Deferred income tax benefits                                 7,103          3,954
   Prepaid expenses, deposits and other                         3,529          2,925
                                                          -----------    -----------
      TOTAL CURRENT ASSETS                                    158,902        126,840
                                                          -----------    -----------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures and equipment                          102,837         93,895
   Less-accumulated depreciation and amortization             (56,302)       (48,409)
                                                          -----------    -----------
      NET PROPERTY AND EQUIPMENT                               46,535         45,486
                                                          -----------    -----------

OTHER ASSETS:
   Lease receivables, net of current portion                   30,826         29,775
   Goodwill, net of amortization of $6,875 and $5,749          45,729         21,958
   Other                                                          505            114
                                                          -----------    -----------
      TOTAL OTHER ASSETS                                       77,060         51,847
                                                          -----------    -----------

                                                           $  282,497     $  224,173
                                                          -----------    -----------
                                                          -----------    -----------



          The accompanying notes are an integral part of these consolidated balance sheets.

                            NORSTAN, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                         (In thousands, except share amounts)


                                                                    NOVEMBER 1,     APRIL 30,
                                                                       1997           1997
                                                                    -----------    -----------
                                                                    (Unaudited)     (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                              $    3,349     $      389
   Current maturities of discounted lease rentals                        13,351         13,878
   Accounts payable                                                      26,043         24,486
   Deferred revenue                                                      18,308         18,680
   Accrued -
      Salaries and wages                                                 13,769         13,065
      Warranty costs                                                      2,092          2,348
      Other liabilities                                                  17,469         10,333
   Income taxes payable                                                     410            388
   Billings in excess of costs and estimated earnings of $10,190
     and $12,829                                                          5,688          5,789
                                                                    -----------    -----------
         TOTAL CURRENT LIABILITIES                                      100,479         89,356
                                                                    -----------    -----------

LONG-TERM DEBT, net of current maturities                                56,810         18,284

DISCOUNTED LEASE RENTALS, net of current maturities                      23,336         24,043

DEFERRED INCOME TAXES                                                     8,335          8,120
                                                                    -----------    -----------

SHAREHOLDERS' EQUITY:
   Common stock - $.10 par value; 40,000,000 authorized
   shares; 9,689,372 and 9,387,458 shares issued and
   outstanding                                                              969            939
   Capital in excess of par value                                        39,194         34,556
   Retained earnings                                                     55,290         50,192
   Unamortized cost of stock                                               (634)          (142)
   Foreign currency translation adjustments                              (1,282)        (1,175)
                                                                    -----------    -----------
         TOTAL SHAREHOLDERS' EQUITY                                      93,537         84,370
                                                                    -----------    -----------

                                                                     $  282,497     $  224,173
                                                                    -----------    -----------
                                                                    -----------    -----------

          The accompanying notes are an integral part of these consolidated balance sheets.

                            NORSTAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      UNAUDITED

                                    (In thousands)

                                                                         SIX MONTHS ENDED
                                                                    --------------------------
                                                                    NOVEMBER 1,    NOVEMBER 2,
                                                                       1997           1996
                                                                    -----------    -----------
OPERATING ACTIVITIES:
Net Income                                                           $    5,097     $    4,368
Adjustments to reconcile net income to net cash used for
  operating activities:
     Depreciation and amortization                                        9,430          7,228
     Deferred income taxes                                                    9             85
     Changes in operating items, net of effects from acquisitions:
       Accounts receivable                                              (16,275)        (9,696)
       Inventories                                                       (3,198)           (76)
       Costs and estimated earnings in excess of billings               (12,808)       (10,554)
       Prepaid expenses, deposits and other                                (454)          (108)
       Accounts payable                                                   1,165          5,008
       Deferred revenue                                                    (392)          (772)
       Accrued liabilities                                               (6,305)          (661)
       Income taxes payable                                                (192)           968
       Billings in excess of costs and estimated earnings                   (95)          (549)
                                                                    -----------    -----------
          Net cash used for operating activities                        (24,018)        (4,759)
                                                                    -----------    -----------

INVESTING ACTIVITIES:
     Additions to property and equipment, net                            (8,686)       (11,011)
     Cash paid for acquisitions, net of cash acquired                   (11,450)       (11,794)
     Investment in lease contracts                                      (10,468)       (13,007)
     Collections from lease contracts                                    12,433         10,620
     Other, net                                                            (240)           511
                                                                    -----------    -----------
          Net cash used for investing activities                        (18,411)       (24,681)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
     Repayment of debt assumed in acquisition                            (2,013)        (1,743)
     Borrowings under revolving credit agreements                       138,595        135,350
     Repayments under revolving credit agreements                       (99,890)      (110,625)
     Borrowings of discounted lease rentals                               6,898         13,211
     Repayments of discounted lease rentals                              (8,123)        (6,423)
     Borrowings of long-term debt                                         8,855            105
     Repayments of long-term debt                                        (6,022)          (181)
     Proceeds from sale of common stock                                     773          1,091
                                                                    -----------    -----------
          Net cash provided by financing activities                      39,073         30,785
                                                                    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      30             26
                                                                    -----------    -----------
NET (DECREASE) INCREASE IN CASH                                          (3,326)         1,371

CASH, BEGINNING OF PERIOD                                                 5,147          1,133
                                                                    -----------    -----------
CASH, END OF PERIOD                                                  $    1,821     $    2,504
                                                                    -----------    -----------
                                                                    -----------    -----------


          The accompanying notes are an integral part of these consolidated financial statements.

                            NORSTAN, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   NOVEMBER 1, 1997

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

NORSTAN FINANCIAL SERVICES, INC. (NFS) -

NFS provides financing for customers of the Company. Leases are primarily accounted for as sales-type leases for consolidated financial reporting purposes. Condensed unaudited statements of operations of NFS are as follows (in thousands):

                                                        SIX MONTHS ENDED
                                                    --------------------------
                                                    NOVEMBER 1,    NOVEMBER 2,
                                                       1997           1996
                                                    -----------    -----------

Revenues                                             $    3,569     $    2,608

Interest expense                                         (1,050)          (844)

Other expenses                                             (561)          (644)
                                                    -----------    -----------
   Income before provision for income taxes               1,958          1,120

Provision for income taxes                                 (803)          (470)
                                                    -----------    -----------

   Net income                                        $    1,155     $      650
                                                    -----------    -----------
                                                    -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION -

Supplemental disclosure of cash flow information is as follows (in thousands):

                                                        SIX MONTHS ENDED
                                                    --------------------------
                                                    NOVEMBER 1,    NOVEMBER 2,
                                                       1997           1996
                                                    -----------    -----------
Cash paid for:

   Interest                                          $    3,017     $    1,769

   Income taxes                                      $    2,978     $    1,934

Noncash investing and financing activities:

   Stock issued for acquisition                      $    3,325     $    2,000

   Obligations assumed in acquisition                $   12,000     $        -

   Non-compete agreements related to acquisition     $        -     $      667

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

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                 --------------------------    --------------------------
                                 NOVEMBER 1,    NOVEMBER 2,    NOVEMBER 1,    NOVEMBER 2,
                                    1997           1996           1997           1996
                                 -----------    -----------    -----------    -----------
Primary EPS as reported. . . . .   $     .31      $     .28      $     .52      $     .47
Effect of SFAS No. 128 . . . . .         .01            .01            .02            .02
                                 -----------    -----------    -----------    -----------
Basic EPS as restated. . . . . .   $     .32      $     .29      $     .54      $     .49
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------

Fully diluted EPS as reported. .   $      -       $      -       $      -       $      -
Effect of SFAS No. 128 . . . . .         .31            .28            .52            .47
                                 -----------    -----------    -----------    -----------
Diluted EPS as restated. . . . .   $     .31      $     .28      $     .52      $     .47
                                 -----------    -----------    -----------    -----------
                                 -----------    -----------    -----------    -----------

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

ACQUISITIONS -

On September 30, 1997, the Company acquired Vadini, Inc. d/b/a PRIMA Consulting, Inc. (PRIMA), in a transaction accounted for under the purchase method. PRIMA operates in the information technology consulting business including information systems planning and development, consulting and programming services for collaborative computing solutions and enterprise resource planning integration services. PRIMA has offices in Charlotte, Raleigh and Greensboro, North Carolina; Cincinnati, Cleveland and Columbus, Ohio; Columbia and Greenville, South Carolina; Pittsburgh, Pennsylvania; and Richmond, Virginia.

The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Norstan common stock ($3.0 million to be issued January 1998) and $1.7 million paid to certain members of PRIMA management under non-compete agreements. In addition, the Company agreed to pay up to $3.5 million in contingent consideration over a three year period ending April 30, 2000, if certain financial performance targets are achieved. This transaction resulted in the recording of $24.9 million in goodwill which is being amortized on a straight-line basis over 15 years. The Company financed the cash portions of the acquisition through borrowings under its existing credit facilities. Pro forma information in the year of acquisition has not been disclosed as such information was not materially different from the Company's results of operations.

On June 4, 1996, the Company acquired Connect Computer Company (Connect), in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, internets and intranets, client server applications and workgroup computing.

The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Norstan common stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company agreed to pay up to $4.0 million in contingent consideration over a three year period ending April 30, 1999, if certain financial performance targets are achieved (as of November 1, 1997, $2.0 million of such consideration has been paid). This transaction resulted in the recording of $16.4 million in goodwill which is being amortized on a straight-line basis over 15 years. The Company financed the cash portions of the acquisition through borrowings under its existing credit facility. Pro forma information in the year of acquisition has not been disclosed as such information was not materially different from the Company's results of operations.


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

ITEM 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY -

During the quarter ended November 1, 1997 the Company's net income improved compared to the quarter ended November 2, 1996, increasing 15.9% to $3,102,000, or $.31 per common share, compared to $2,676,000, or $.28 per common share. For the six month period ended November 1, 1997, the Company's net income increased 16.7% to $5,097,000, or $.52 per common share, compared to $4,368,000, or $.47 per common share, for the same period last year.

RESULTS OF OPERATIONS -

The Company's revenues consist of revenues from the sale of global services, communication systems and financial services. Revenues from global services result primarily from communications maintenance services, information technology (IT) professional services, moves, adds and changes and long distance services. Revenues from the sale of communication systems result from the sale of new products and upgrades, as well as refurbished equipment. Financial services revenues result primarily from leasing activities. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations.

  SELECTED CONSOLIDATED FINANCIAL DATA





                                         DOLLAR AMOUNTS AS A                          DOLLAR AMOUNTS AS A
                                       PERCENTAGE OF REVENUES       PERCENTAGE      PERCENTAGE OF REVENUES       PERCENTAGE
                                         THREE MONTHS ENDED          INCREASE          SIX MONTHS ENDED           INCREASE
                                      --------------------------   -------------   --------------------------   -------------
                                      NOVEMBER 1,    NOVEMBER 2,      FISCAL       NOVEMBER 1,    NOVEMBER 2,       FISCAL
                                         1997           1996       1998 VS. 1997      1997           1996       1997 VS. 1996
                                      -----------    -----------   -------------   -----------    -----------   -------------
REVENUES:

  Global Services                        47.4%          47.8%           14.8%         48.7%          46.1%           16.1%
  Communication Systems                  51.1%          50.7%           17.0%         49.4%          52.3%            3.7%
  Financial Services                      1.5%           1.5%           17.4%          1.9%           1.6%           32.4%
                                      -----------    -----------   -------------   -----------    -----------   -------------

    Total Revenues                      100.0%         100.0%           16.0%        100.0%         100.0%            9.8%

COST OF SALES                            72.6%          71.7%           17.4%         72.1%          72.1%            9.9%
                                      -----------    -----------   -------------   -----------    -----------   -------------

GROSS MARGIN                             27.4%          28.3%           12.3%         27.9%          27.9%            9.7%
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                22.0%          22.9%           11.2%         23.1%          23.5%            7.8%
                                      -----------    -----------   -------------   -----------    -----------   -------------

OPERATING INCOME                          5.4%           5.4%           16.9%          4.8%           4.4%           19.9%
  Interest Expense and Other, Net        (0.7%)         (0.6%)          42.0%         (0.6%)         (0.4%)          69.5%
                                      -----------    -----------   -------------   -----------    -----------   -------------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                            4.7%           4.8%           14.0%          4.2%           4.0%           14.7%
  Provision for Income Taxes              1.9%           2.0%           11.2%          1.7%           1.7%           12.0%
                                      -----------    -----------   -------------   -----------    -----------   -------------

NET INCOME                                2.8%           2.8%           15.9%          2.5%           2.3%           16.7%
                                      -----------    -----------   -------------   -----------    -----------   -------------
                                      -----------    -----------   -------------   -----------    -----------   -------------


    The following table sets forth, for the periods indicated, the gross margin percentages for global services, communication systems and financial services.


                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                 --------------------------    --------------------------
                                 NOVEMBER 1,    NOVEMBER 2,    NOVEMBER 1,    NOVEMBER 2,
                                     1997           1996           1997           1996
                                 -----------    -----------    -----------    -----------
GROSS MARGIN PERCENTAGES:

    Global Services                 29.3%          28.3%          28.3%          27.4%
    Communication Systems           24.7%          27.4%          25.9%          27.3%
    Financial Services              62.3%          63.0%          68.5%          63.2%


RESULTS OF OPERATIONS

         REVENUES. Revenues increased 16.0%, to $110,922,000 for the quarter ended November 1, 1997, as compared to $95,653,000 for the similar period last year. For the six month period ended November 1, 1997, revenues increased 9.8%, to $206,363,000 as compared to $187,884,000 for the same period last year. Revenues from global services increased $6,788,000, or 14.8% and $13,911,000, or 16.1% in the comparable three and six month periods ended November 1, 1997 and November 2, 1996, respectively. This growth was led by IT professional services which includes the results of recently acquired PRIMA and the continued growth of Connect, which was acquired in June 1996. Revenues from other traditional telecommunications services were relatively unchanged for the comparable six month periods.

         Sales of communication systems increased $8,236,000, or 17.0%, and $3,628,000, or 3.7%, during the comparable three and six month periods ended November 1, 1997, and November 2, 1996, respectively. These increases reflect a rebound from the slower product sales of the first quarter of fiscal 1998. Revenues from financial services increased $245,000, or 17.4%, and increased $940,000, or 32.4%, during the comparable three and six month periods ended November 1, 1997 and November 2, 1996, respectively.

         GROSS MARGIN. The Company's gross margin increased $3,329,000, or 12.3%, to $30,434,000 for the three months ended November 1, 1997 as compared to $27,105,000 for the three months ended November 2, 1996. For the six month period ended November 1, 1997, gross margin increased $5,084,000, or 9.7%, to $57,520,000 as compared to $52,436,000 for the similar period ended November 2, 1996. As a percent of total revenues, gross margin was 27.4% and 27.9% for the three and six month periods ended November 1, 1997 as compared to 28.3% and 27.9% for the comparable three and six month periods ended November 2, 1996.

         Gross margin as a percent of revenues for global services was 29.3% and 28.3% for the three and six month periods ended November 1, 1997, as compared to 28.3% and 27.4% for the comparable periods ended November 2, 1996. These increases reflect the change in mix of services Norstan provides. As IT professional services become a more integral component of Norstan's business, global services' margins are expected to continue to improve.

         Gross margin as a percent of revenues for the sale of communication systems was 24.7% and 25.9% for the three and six month periods ended November 1, 1997 as compared to 27.4% and 27.3% for the similar periods ended November 2, 1996. These decreases are generally the result of non-transferable increases in product costs, additional use of subcontractors and overtime due to high levels of installations, and change in the mix of products sold. The current gross margin percentages in communication systems are in line with margins experienced at the end of the prior fiscal year and are expected to be maintained in future periods.

         Gross margin as a percent of revenues for financial services was 62.3% and 68.5% for the three and six month periods ended November 1, 1997, and 63.0% and 63.2% for the similar periods ended November 2, 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased $2,455,000, or 11.2%, for the quarter ended November 1, 1997 as compared to the quarter ended November 2, 1996. For the six months ended November 1, 1997, SG&A expenses increased $3,433,000, or 7.8%, as compared to the similar period last year. As a percent of revenues, SG&A expenses decreased to 22.0% and 23.1% for the three and six month periods ended November 1, 1997 as compared to 22.9% and 23.5% for the similar periods ended November 2, 1996. These improvements in SG&A as a percent of revenue are expected to be maintained or improved going forward as the benefits of process improvements and continued cost control efforts are realized.

         OPERATING INCOME. Operating income increased $874,000, or 16.9%, to $6,035,000 for the quarter ended November 1, 1997 as compared to $5,161,000 for the quarter ended November 2, 1996. For the six months ended November 1, 1997, operating income increased $1,651,000, or 19.9%, to $9,964,000, as compared to $8,313,000 for the similar period last year. As a percent of revenues, operating income was 5.4% for the three month periods ended November 1, 1997, and November 2, 1996. For the comparable six month periods ended November 1, 1997 and November 2, 1996, operating income as a percent of revenues increased to 4.8% from 4.4%.

         OTHER COSTS AND EXPENSES. Interest expense increased to $847,000 as compared to $520,000 for the three month periods ended November 1, 1997 and November 2, 1996, respectively. For the six month period ended November 1, 1997 interest expense increased to $1,441,000 from $761,000 for the similar period last year. These increases were primarily a result of higher borrowing levels under revolving credit agreements relating to the PRIMA and Connect acquisitions and other working capital requirements.

         The Company's effective tax rate was 41.0% for the three and six month periods ended November 1, 1997 as compared to 42.0% for the similar periods ended November 2, 1996. The Company's effective tax rate differs from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and state income taxes. The provisions for income taxes have been recorded based upon management's estimate of the annualized effective tax rate.

         NET INCOME. Net income was $3,102,000, or $.31 per common share, and $2,676,000, or $.28 per common share, for the quarters ended November 1, 1997 and November 2, 1996, respectively. Net income was $5,097,000, or $.52 per common share, and $4,368,000, or $.47 per common share, for the six month periods ended November 1, 1997 and November 2, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. Working capital increased to $58,423,000 at November 1, 1997 from $37,484,000 at April 30, 1997. The current ratio was 1.58 to 1.0 at November 1, 1997 as compared to 1.42 to 1.0 at April 30, 1997. Operating activities used net cash of $24,018,000 and $4,759,000 for the six months ended November 1, 1997 and November 2, 1996, respectively.

         CAPITAL RESOURCES. In July 1996, the Company entered into a $40,000,000 unsecured revolving long-term credit agreement with certain banks. Up to $15,000,000 of borrowings under this agreement may be in the form of commercial paper. In addition, up to $8,000,000 and $6,000,000 may be used to support the leasing activities of NFS and Norstan Canada, respectively. Borrowings under this agreement are due July 31, 1999, and bear interest at the banks' reference rate (8.50% at November 1, 1997), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the banks' reference rate. Total consolidated borrowings under this agreement were $40,000,000 and $17,920,000 at November 1, 1997 and April 30, 1997, respectively. There were no borrowings on account of NFS at November 1, 1997 or April 30, 1997.

         In September 1997, the Company entered into an additional $40,000,000 unsecured revolving credit agreement with First Bank N.A. Borrowings under this agreement are due March 31, 1998, and bear interest at the bank's reference rate (8.50% at November 1, 1997), except for LIBOR based options which generally bear interest at a rate lower than the banks' reference rate. Total consolidated borrowings under this agreement were $16,625,000 at November 1, 1997. This bridge facility was put in place for 180 days to finance the PRIMA acquisition along with other general corporate purposes. The Company intends to and has the ability to refinance this obligation on a long term basis prior to March 31, 1998 and as a result, borrowings under this facility are classified as long term at November 1, 1997.

         Borrowings by the Company in fiscal 1998 and 1997 have been made to finance the acquisitions of PRIMA and Connect, for working capital and general corporate purposes, as well as to invest in property and equipment.

         Net capital expenditures for the six months ended November 1, 1997 were $8,686,000 and $11,011,000 for the similar period last year. These expenditures were primarily for the purchase of computer equipment, software, telecommunications equipment used as spare parts and for outsourcing arrangements, and other facility expansions. At November 1, 1997, there were no outstanding material commitments for future capital expenditures. The Company also has a significant investment in lease contracts with its customers. The additional investment in lease contracts totaled $10,468,000 for the six months ended November 1, 1997 and $13,007,000 for the similar period last year. Net lease receivables decreased to $47,374,000 at November 1, 1997 as compared to $49,370,000 at April 30, 1997.

         In September 1997, the Company acquired all of the common stock of PRIMA, a provider of information technology consulting services. The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million cash, $6.3 million of Norstan common stock ($3.0 million to be issued January 1998) and $1.7 million paid to certain members of PRIMA
management under non-compete agreements.   In addition, the Company has agreed
to pay up to $3.5 million in contingent consideration over a three year period ending April 30, 2000, if certain financial performance targets are achieved. This transaction resulted in the recording of $24.9 million in goodwill, which is being amortized, on a straight-line basis over 15 years.

         In June 1996, the Company acquired all of the common stock of Connect, a provider of consulting, design and implementation services. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million cash, $2.0 million of Norstan common stock and $1.0 million payable to certain
members of Connect management under non-compete agreements.   In addition, the
Company has agreed to pay up to $4.0 million in contingent consideration over a three year period ending April 30, 1999, if certain financial performance targets are achieved (as of November 1, 1997, $2.0 million of such consideration has been paid). This transaction resulted in the recording of $16.4 million in goodwill, which is being amortized, on a straight-line basis over 15 years.

         NFS and Norstan Canada utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates generally on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheets as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10%, and payments are due in varying monthly installments through August 2005. Payments due financial institutions on a monthly basis are made from monthly collections of lease receivables from customers. Discounted lease rentals consisted of the following (in thousands):


                                      NOVEMBER 1,          APRIL 30,
                                         1997                 1997
                                      -----------         -----------

         Discounted lease rentals          36,687              37,921
         Less-current maturities          (13,351)            (13,878)
                                      -----------         -----------
                                        $  23,336           $  24,043
                                      -----------         -----------
                                      -----------         -----------

         Management of the Company believes that a combination of cash to be generated from operations, existing bank facilities and available borrowing capacity, in aggregate, are adequate to meet the currently anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing or the sale of equity or other securities. Future growth of the Company is dependent upon the proper capital being available to support both internal growth and acquisitions. The Company is currently investigating various alternative sources of financing, both short-term and long-term, to ensure that the proper capital structure is in place to meet such future capital requirements.

         YEAR 2000.   The Company utilizes software and related technologies
throughout its business that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet internal needs and those of its customers. It is anticipated that a substantial portion of the total cost of resolving this issue will be incurred over the next two years. Maintenance, modification and certain other costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

ITEM 2.  ISSUANCE OF UNREGISTERED SECURITIES

         The Company issued 167,929 unregistered shares of its common stock on September 30, 1997, as part of the purchase price paid for PRIMA Consulting. These shares had a fair market value of $3,325,000 and were issued to the selling shareholder of PRIMA. Of these shares, 119,277 are being held in escrow on behalf of and to support the selling shareholder's indemnification obligations. These escrow shares will be released at various times up to March 31, 1999. During this escrow period, the shareholders have all the rights of a shareholder, including the right to vote such shares, however, they may not sell, transfer, pledge or otherwise encumber the shares. Such shares were issued in an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. There were no underwriters involved in this transaction. These shares were subsequently registered with the filing of Form S-3 on October 15, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On September 23, 1997, the annual meeting of shareholders of the Company (the "Annual Meeting") was held.

(b)      At the Annual Meeting, the following directors were elected:

         Paul Baszucki            David R. Richard
         Richard Cohen            Dr. Jagdish N. Sheth
         Connie M. Levi           Herbert F. Trader
         Gerald D. Pint

(c)      The following items were voted upon at the Annual Meeting:

         (1)  Election of Directors:

              Name                     Votes For           Votes Withheld
              --------------------     ---------           --------------

              Paul Baszucki            8,449,168                4,712
              Richard Cohen            8,448,638                5,242
              Connie M. Levi           8,448,859                5,021
              Gerald D. Pint           8,449,359                4,521
              David R. Richard         8,449,559                4,321
              Dr. Jagdish N. Sheth     8,003,016              450,864
              Herbert F. Trader        8,449,209                4,671

              Abstentions and Broker non-votes relating to the Election of Directors - 321,950

         (2) The shareholders approved the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending April 30, 1998. A total of 8,441,137 shares were voted for the appointment of Arthur Andersen LLP, 5,317 shares were voted against, and there were a total of 7,426 abstentions and/or broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit 10. Credit Agreement dated as of September 25, 1997 by and between Norstan, Inc., and First Bank National Association.

         Exhibit 11.  Statement Regarding Computation of Earnings Per Share.

(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K dated October 8, 1997 pertaining to its acquisition of all the issued and outstanding capital stock of Vadini, Inc. d/b/a PRIMA Consulting, Inc.

                                 S I G N A T U R E S

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             NORSTAN, INC.
                             ----------------------------------
                             Registrant



Date:  December 15, 1997     By     /s/ David R. Richard
                                 ------------------------------
                                   David R. Richard
                                   Chief Executive Officer,
                                   President and Director


Date:  December 15, 1997     By    /s/ Kenneth S. MacKenzie
                                 ------------------------------
                                  Kenneth S. MacKenzie
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)