Form 10-Q
period 1998-01-31
NORSTAN INC
filed 1998-03-17
CIK 72418

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                             FORM 10-Q

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                FOR THE PERIOD ENDED JANUARY 31, 1998

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

    TELEPHONE (612) 513-4500    FAX (612) 513-4537     INTERNET  www.norstan.com
    ----------------------------------------------------------------------------
         (Registrant's telephone number, facsimile number, Internet address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X  .    No      .
     -----        -----

On March 9, 1998, there were 9,957,654 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.
                        NORSTAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                   (In thousands, except per share amounts)

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        --------------------------   ------------------------
                                                        JANUARY 31,    FEBRUARY 1,   JANUARY 31,  FEBRUARY 1,
                                                           1998           1997          1998         1997
                                                        -----------    -----------   -----------  -----------
REVENUES:

       Global Services                                  $  56,154      $  47,246     $  156,748   $ 133,929
       Communication Systems                               53,979         45,405        155,910     143,708
       Financial Services                                   1,634          1,424          5,472       4,322
                                                        ---------      ---------     ----------   ---------
          Total Revenues                                  111,767         94,075        318,130     281,959
                                                        ---------      ---------     ----------   ---------
COST OF SALES:

       Global Services                                     40,294         35,742        112,383      98,655
       Communication Systems                               38,971         31,725        114,516     103,191
       Financial Services                                     596            547          1,805       1,616
                                                        ---------      ---------     ----------   ---------
          Total Cost of Sales                              79,861         68,014        228,704     203,462
                                                        ---------      ---------     ----------   ---------
GROSS MARGIN                                               31,906         26,061         89,426      78,497

       Selling, General
         & Administrative Expenses                         24,923         20,935         72,479      65,058
                                                        ---------      ---------     ----------   ---------
OPERATING INCOME                                            6,983          5,126         16,947      13,439

       Interest Expense                                    (1,242)          (571)        (2,683)     (1,332)
       Interest and Other Income (Expense), Net                55            (11)           171         (32)
                                                        ---------      ---------     ----------   ---------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                              5,796          4,544         14,435      12,075

       Provision for Income Taxes                           2,521          1,829          6,063       4,992
                                                        ---------      ---------     ----------   ---------
NET INCOME                                               $  3,275       $  2,715       $  8,372    $  7,083
                                                        ---------      ---------     ----------   ---------
                                                        ---------      ---------     ----------   ---------

NET INCOME PER SHARE - BASIC                               $  .33         $  .29         $  .87      $  .78
                                                        ---------      ---------     ----------   ---------
                                                        ---------      ---------     ----------   ---------

NET INCOME PER SHARE - DILUTED
                                                           $  .33         $  .29         $  .86      $  .76
                                                        ---------      ---------     ----------   ---------
                                                        ---------      ---------     ----------   ---------

WEIGHTED AVERAGE SHARES - BASIC                             9,780          9,277          9,599       9,070
                                                        ---------      ---------     ----------   ---------
                                                        ---------      ---------     ----------   ---------

WEIGHTED AVERAGE SHARES - DILUTED                          10,011          9,435          9,780       9,305
                                                        ---------      ---------     ----------   ---------
                                                        ---------      ---------     ----------   ---------


  The accompanying notes are an integral part of these consolidated financial statements.

                        NORSTAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except share amounts)

                                                             JANUARY 31,   APRIL 30,
                                                                1998         1997
                                                             ----------   ----------
                                                            (Unaudited)   (Audited)
ASSETS

CURRENT ASSETS:
       Cash                                                   $  3,210    $  5,147
       Accounts receivable, net of allowances for doubtful
          accounts of $1,325 and $1,783                         96,058      76,027
       Current lease receivables                                17,174      19,595
       Inventories                                              12,311       7,636
       Costs and estimated earnings in excess of billings of
          $16,609 and $11,948                                   23,212      11,556
       Deferred income tax benefits                              6,946       3,954
       Prepaid expenses, deposits and other                      5,916       2,925
                                                              --------    --------
            TOTAL CURRENT ASSETS                               164,827     126,840
                                                              --------    --------
PROPERTY AND EQUIPMENT:
       Furniture, fixtures and equipment                       107,919      93,895
       Less-accumulated depreciation and amortization          (60,144)    (48,409)
                                                              --------    --------
            NET PROPERTY AND EQUIPMENT                          47,775      45,486
                                                              --------    --------
OTHER ASSETS:
       Lease receivables, net of current portion                32,197      29,775
       Goodwill, net of amortization of $7,147 and $5,443       44,652      21,264
       Other assets, net                                         2,096         808
                                                              --------    --------
            TOTAL OTHER ASSETS                                  78,945      51,847
                                                              --------    --------
                                                              $291,547    $224,173
                                                              --------    --------
                                                              --------    --------

   The accompanying notes are an integral part of these consolidated balance sheets.

                        NORSTAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except share amounts)

                                                        JANUARY 31,   APRIL 30,
                                                           1998         1997
                                                        ---------    ---------
                                                       (Unaudited)    (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Revolving line of credit                          $  1,561     $   389
       Current maturities of discounted lease rentals      15,311      13,878
       Accounts payable                                    24,497      24,486
       Deferred revenue                                    19,763      18,680
       Accrued -
          Salaries and wages                                9,855      13,065
          Warranty costs                                    1,555       2,348
          Other liabilities                                 6,595      10,333
       Income taxes payable                                     -         388
       Billings in excess of costs and estimated
         earnings of $15,584 and $12,829                   10,510       5,789
                                                        ---------   ---------
             TOTAL CURRENT LIABILITIES                     89,647      89,356
                                                        ---------   ---------

LONG-TERM DEBT, net of current maturities                  67,443      18,284

DISCOUNTED LEASE RENTALS, net of current maturities        24,233      24,043

DEFERRED INCOME TAXES                                       8,700       8,120
                                                        ---------   ---------
SHAREHOLDERS' EQUITY:
       Common stock - $.10 par value; 40,000,000
       authorized shares; 9,957,654 and 9,387,458 shares
       issued and outstanding                                 996         939
       Capital in excess of par value                      44,267      34,556
       Retained earnings                                   58,565      50,192
       Unamortized cost of stock                             (590)       (142)
       Foreign currency translation adjustments            (1,714)     (1,175)
                                                        ---------   ---------
             TOTAL SHAREHOLDERS' EQUITY                   101,524      84,370
                                                        ---------   ---------
                                                        $ 291,547   $ 224,173
                                                        ---------   ---------
                                                        ---------   ---------

   The accompanying notes are an integral part of these consolidated balance sheets.

                        NORSTAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                (In thousands)

                                                             NINE MONTHS ENDED
                                                        -------------------------
                                                         JANUARY 31,    FEBRUARY 1,
                                                            1998           1997
                                                        -----------    -----------
OPERATING ACTIVITIES:
Net income                                               $  8,372       $  7,083
Adjustments to reconcile net income to net cash
(used for) provided by operating activities:
       Depreciation and amortization                       14,977         11,506
       Deferred income taxes                                  518          1,643
       Changes in operating items, net of effects
        from acquisitions:
          Accounts receivable                             (17,711)       (15,438)
          Inventories                                      (4,752)         1,468
          Costs and estimated earnings in excess of
           billings                                       (11,707)        (6,083)
          Prepaid expenses, deposits and other             (2,851)          (836)
          Accounts payable                                   (380)         5,311
          Deferred revenue                                  1,131            272
          Accrued liabilities                             (11,283)        (4,111)
          Income taxes payable                               (933)           331
          Billings in excess of costs and estimated
           earnings                                         4,756          1,785
                                                        ---------       --------
               NET CASH (USED FOR) PROVIDED BY
                OPERATING ACTIVITIES                      (19,863)         2,931
                                                        ---------       --------
INVESTING ACTIVITIES:
       Additions to property and equipment, net           (14,402)       (16,675)
       Cash paid for acquisitions, net of cash acquired   (20,450)       (11,794)
       Investment in lease contracts                      (17,452)       (17,773)
       Collections from lease contracts                    17,310         16,849
       Other, net                                             (13)           516
                                                        ---------       --------
               NET CASH USED FOR INVESTING ACTIVITIES     (35,007)       (28,877)
                                                        ---------       --------
FINANCING ACTIVITIES:
       Repayment of debt assumed in acquisitions           (2,013)        (1,743)
       Borrowings of long-term debt                       188,795        181,775
       Repayments of long-term debt                      (139,365)      (160,250)
       Borrowings under short-term line of credit, net        950           (169)
       Borrowings of discounted lease rentals              13,472         12,502
       Repayments of discounted lease rentals             (11,789)        (9,506)
       Proceeds from sale of common stock                   2,873          2,943
                                                        ---------       --------
               NET CASH PROVIDED BY FINANCING ACTIVITIES   52,923         25,552
                                                        ---------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        10              1
                                                        ---------       --------
NET DECREASE IN CASH                                       (1,937)          (393)
CASH, BEGINNING OF PERIOD                                   5,147          1,133
                                                        ---------       --------
CASH, END OF PERIOD                                     $   3,210       $    740
                                                        ---------       --------
                                                        ---------       --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORSTAN, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JANUARY 31, 1998

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

SUPPLEMENTAL CASH FLOW INFORMATION -

Supplemental disclosure of cash flow information is as follows (in thousands):

                                                            NINE MONTHS ENDED
                                                        ------------------------
                                                        JANUARY 31,  FEBRUARY 1,
                                                           1998         1997
                                                        -----------  -----------
Cash paid for:

     Interest                                           $  4,761     $  2,936

     Income taxes                                       $  4,985     $  2,642

Noncash investing and financing activities:

     Stock issued for acquisitions                      $  6,325     $  2,000

RECENTLY ISSUED ACCOUNTING STANDARD -

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No.
128), which established new guidelines for computing and presenting earnings per share data (EPS). SFAS No. 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS No. 128, is also to be disclosed. The Company adopted SFAS No. 128 in the third quarter of fiscal 1998. As a result, the Company's reported EPS data has been restated as follows for the three and nine month periods ended February 1, 1997:

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       ------------------    -----------------
                                                            FEBRUARY 1,          FEBRUARY 1,
                                                               1997                 1997
                                                       ------------------    -----------------
Primary EPS as reported                                       $  .29               $  .75
Effect of SFAS No. 128                                             -                  .03
                                                       ------------------    -----------------
BASIC EPS AS RESTATED                                         $  .29               $  .78
                                                       ------------------    -----------------
                                                       ------------------    -----------------

Fully diluted EPS as reported                                 $   -                $    -
Effect of SFAS No. 128                                           .29                  .76
                                                       ------------------    -----------------
DILUTED EPS AS RESTATED                                       $  .29               $  .76
                                                       ------------------    -----------------
                                                       ------------------    -----------------

A reconciliation of EPS calculations under SFAS No. 128 is as follows for the three and nine month periods ended January 31, 1998 and February 1, 1997:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         ------------------------     -------------------------
                                                         JANUARY 31,   FEBRUARY 1,    JANUARY 31,    FEBRUARY 1,
                                                            1998          1997            1998           1997
                                                         -----------   -----------    -----------    -----------
NET INCOME                                                $ 3,275         $2,715         $8,372         $7,083
                                                         -----------   -----------    -----------    -----------
                                                         -----------   -----------    -----------    -----------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC                                9,780          9,277          9,599          9,070

Effect of dilutive securities:

  Stock option plans                                          229            148            180            225
  Employee stock purchase plan                                  2             10              1             10
                                                         -----------   -----------    -----------    -----------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - DILUTED                             10,011          9,435          9,780          9,305
                                                         -----------   -----------    -----------    -----------
                                                         -----------   -----------    -----------    -----------
NET INCOME PER SHARE - BASIC                              $   .33         $  .29         $  .87         $  .78
                                                         -----------   -----------    -----------    -----------
                                                         -----------   -----------    -----------    -----------
NET INCOME PER SHARE - DILUTED                            $   .33         $  .29         $  .86         $  .76
                                                         -----------   -----------    -----------    -----------
                                                         -----------   -----------    -----------    -----------

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

RECLASSIFICATIONS -

Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation. Such reclassifications had no effect on previously reported net income or shareholders' equity.

ACQUISITIONS -

On September 30, 1997, the Company acquired Vadini, Inc. d/b/a PRIMA Consulting Inc. (PRIMA), in a transaction accounted for under the purchase method. PRIMA operates in the information technology consulting business, including information systems planning and development, consulting and programming services for collaborative computing solutions and enterprise resource planning integration services.

The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Norstan common stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. In addition, the Company agreed to pay up to $3.5 million in contingent consideration over a three year period ending April 30, 2000 if certain financial performance targets are achieved. This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets which are being amortized on a straight-line basis over 15 years and 3 years, respectively. The Company financed the cash payments made in connection with the acquisition through borrowings under its credit facilities. Pro forma information in the year of acquisition has not been disclosed because such information was not materially different from the Company's results of operations.

On June 4, 1996, the Company acquired Connect Computer Company (Connect), in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, internets and intranets, client server applications and workgroup computing.

The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Norstan common stock and $1.0 million payable to certain members of Connect's management under non-compete agreements. In addition, the Company agreed to pay up to $4.0 million in contingent consideration over a three year period ending April 30, 1999 if certain financial performance targets are achieved (as of January 31, 1998, $2.0 million of such consideration has been paid and the remaining $2.0 million has been accrued). These transactions resulted in a total of $18.4 million in goodwill and other intangible assets which are being amortized on a straight-line basis over 15 years and 3 years, respectively. The Company financed the cash payments made in connection with the acquisition through borrowings under its credit facility. Pro forma information in the year of acquisition (fiscal 1997) has not been disclosed because such information was not materially different from the Company's results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS -

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters.
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those presented in this Form 10-Q. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industry; the Company's operations in Canada; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry, as well as other competitive factors.

Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

ITEM 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY -

During the quarter ended January 31, 1998, the Company's net income improved over the quarter ended February 1, 1997, increasing 20.6% to $3,275,000, or $.33 per common share, compared to $2,715,000, or $.29 per common share. For the nine month period ended January 31, 1998, the Company's net income increased 18.2% to $8,372,000, or $.86 per common share, compared to $7,083,000, or $.76 per common share, for the same period last year. These per share figures reflect diluted rather than basic EPS.

RESULTS OF OPERATIONS -

The Company's revenues consist of revenues from the delivery and/or sale of global services, communication systems and financial services. Revenues from global services result primarily from communications maintenance services, information technology (IT) professional services, moves, adds and changes and long distance services. Revenues from the sale of communication systems result from the sale of new products and upgrades, as well as refurbished equipment. Financial services revenues result primarily from leasing activities. The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations.

 SELECTED CONSOLIDATED FINANCIAL DATA

                                            DOLLAR AMOUNTS AS A                         DOLLAR AMOUNTS AS A
                                           PERCENTAGE OF REVENUES       PERCENTAGE     PERCENTAGE OF REVENUES       PERCENTAGE

                                             THREE MONTHS ENDED          INCREASE         NINE MONTHS ENDED          INCREASE
                                          --------------------------   -------------  --------------------------   -------------
                                          JANUARY 31,    FEBRUARY 1,      FISCAL      JANUARY 31,    FEBRUARY 1,      FISCAL
                                             1998           1997       1998 VS. 1997      1998           1997      1998 VS. 1997
                                          -----------    -----------   -------------  -----------    -----------   -------------
REVENUES:

    Global Services                          50.2%          50.2%          18.9%          49.3%          47.5%          17.0%
    Communication Systems                    48.3%          48.3%          18.9%          49.0%          51.0%           8.5%
    Financial Services                        1.5%           1.5%          14.7%           1.7%           1.5%          26.6%
                                          -----------    -----------   -------------  -----------    -----------   -------------
       Total Revenues                       100.0%         100.0%          18.8%         100.0%         100.0%          12.8%

COST OF SALES                                71.5%          72.3%          17.4%          71.9%          72.2%          12.4%
                                          -----------    -----------   -------------  -----------    -----------   -------------
GROSS MARGIN                                 28.5%          27.7%          22.4%          28.1%          27.8%          13.9%
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                    22.3%          22.3%          19.0%          22.8%          23.1%          11.4%
                                          -----------    -----------   -------------  -----------    -----------   -------------
OPERATING INCOME                              6.2%           5.4%          36.2%           5.3%           4.8%          26.1%
    Interest Expense and Other, Net          (1.0%)         (0.6%)        104.0%          (0.8%)         (0.5%)         84.2%
                                          -----------    -----------   -------------  -----------    -----------   -------------
INCOME BEFORE PROVISION FOR
    INCOME TAXES                              5.2%           4.8%          27.6%           4.5%           4.3%          19.5%
    Provision for Income Taxes                2.3%           1.9%          37.8%           1.9%           1.8%          21.4%
                                          -----------    -----------   -------------  -----------    -----------   -------------
NET INCOME                                    2.9%           2.9%          20.6%           2.6%           2.5%          18.2%
                                          -----------    -----------   -------------  -----------    -----------   -------------
                                          -----------    -----------   -------------  -----------    -----------   -------------

The following table sets forth, for the periods indicated, the gross margin percentages for global services, communication systems and financial services.

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                      -------------------------    --------------------------
                                      JANUARY 31,   FEBRUARY 1,    JANUARY 31,    FEBRUARY 1,
                                         1998          1997           1998           1997
                                      -----------   -----------    ----------     -----------
GROSS MARGIN PERCENTAGES:

    Global Services                     28.2%          24.3%          28.3%          26.3%
    Communication Systems               27.8%          30.1%          26.5%          28.2%
    Financial Services                  63.5%          61.6%          67.0%          62.6%

RESULTS OF OPERATIONS

        REVENUES. Revenues increased 18.8% to $111,767,000 for the quarter ended January 31, 1998, as compared to $94,075,000 for the corresponding period last year. For the nine month period ended January 31, 1998, revenues increased 12.8%, to $318,130,000 as compared to $281,959,000 for the same period last year. Revenues from global services increased $8,908,000, or 18.9% and $22,819,000, or 17.0% in the comparable three and nine month periods ended January 31, 1998 and February 1, 1997, respectively. This growth was led by IT professional services which includes the results of recently acquired PRIMA and the continued growth of Connect, which was acquired in June 1996. IT professional services revenues grew at 64% and 63% for the comparable three and nine month periods ended January 31, 1998 and February 1, 1997, respectively. Overall, revenues from other traditional telecommunications services were relatively unchanged for the comparable three and nine month periods.

        Sales of communication systems increased $8,574,000, or 18.9%, and $12,202,000, or 8.5%, during the comparable three and nine month periods ended January 31, 1998, and February 1, 1997, respectively. The strong revenue increase during the current quarter was partly due to the relatively weak third quarter revenues of last year. The nine month increase reflects a continued rebound from the slower product sales of the first quarter of fiscal 1998 and better reflects management's overall expectations of this segment's ongoing growth prospects. Revenues from financial services increased $210,000, or 14.7%, and increased $1,150,000, or 26.6%, during the comparable three and nine month periods ended January 31, 1998 and February 1, 1997, respectively.

             GROSS MARGIN. The Company's gross margin increased $5,845,000, or 22.4%, to $31,906,000 for the three months ended January 31, 1998 as compared to $26,061,000 for the three months ended February 1, 1997. For the nine month period ended January 31, 1998, gross margin increased $10,929,000, or 13.9%, to $89,426,000 as compared to $78,497,000 for the similar period ended February 1, 1997. As a percent of total revenues, gross margin was 28.5% and 28.1% for the three and nine month periods ended January 31, 1998 as compared to 27.7% and 27.8% for the comparable three and nine month periods ended February 1, 1997. These increases in fiscal 1998 reflect a shift in the Company's mix of products and services towards higher margin global services.

        Gross margin as a percent of revenues for global services was 28.2% and 28.3% for the three and nine month periods ended January 31, 1998, as compared to 24.3% and 26.3% for the comparable periods ended February 1, 1997. These increases reflect the change in mix of services Norstan provides. As IT professional services become a more integral component of Norstan's business, global services' margins are expected to continue to improve.

        Gross margin as a percent of revenues for the sale of communication systems was 27.8% and 26.5% for the three and nine month periods ended January 31, 1998 as compared to 30.1% and 28.2% for the similar periods ended February 1, 1997. These decreases are generally the result of non-transferable increases in product costs, additional use of subcontractors and overtime due to high levels of installations, and the change in mix of products sold.

        Gross margin as a percent of revenues for financial services was 63.5% and 67.0% for the three and nine month periods ended January 31, 1998, and 61.6% and 62.6% for the similar periods ended February 1, 1997.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased $3,988,000, or 19.0%, for the quarter ended January 31, 1998 as compared to the quarter ended February 1, 1997. For the nine months ended January 31, 1998, SG&A expenses increased $7,421,000, or 11.4%, as compared to the similar period last year. As a percent of revenues, SG&A expenses remained at 22.3% for the three month
periods ended January 31, 1998 and February 1, 1997.   For the comparable
nine month periods ended January 31, 1998 and February 1, 1997, SG&A expense decreased to 22.8% from 23.1%. These improvements in SG&A as a percent of revenue are expected to be maintained or improved going forward as the benefits of process improvements and continued cost control efforts are realized.

        OPERATING INCOME. Operating income increased $1,857,000, or 36.2%, to $6,983,000 for the quarter ended January 31, 1998 as compared to $5,126,000 for the quarter ended February 1, 1997. For the nine months ended January 31, 1998, operating income increased $3,508,000, or 26.1%, to $16,947,000, as compared to $13,439,000 for the similar period last year. As a percent of revenues, operating income increased to 6.2% from 5.4% for the three month periods ended January 31, 1998, and February 1, 1997, respectively. For the comparable nine month periods ended January 31, 1998 and February 1, 1997, operating income as a percent of revenues increased to 5.3% from 4.8%.

        OTHER COSTS AND EXPENSES. Interest expense increased to $1,242,000 as compared to $571,000 for the three month periods ended January 31, 1998 and February 1, 1997, respectively. For the nine month period ended January 31, 1998, interest expense increased to $2,683,000 from $1,332,000 for the similar period last year. These increases were primarily a result of higher borrowing levels under revolving credit agreements relating to the PRIMA and Connect acquisitions and other working capital requirements.

        The Company's effective tax rate was 43.5% and 42.0% for the three and nine month periods ended January 31, 1998 as compared to 40.3% and 41.3% for the similar periods ended February 1, 1997. The Company's effective tax rate differs from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and state income taxes. The provisions for income taxes have been recorded based upon management's estimate of the annualized effective tax rate.

        NET INCOME. Net income was $3,275,000, or $.33 per common share, and $2,715,000, or $.29 per common share, for the quarters ended January 31, 1998 and February 1, 1997, respectively. Net income was $8,372,000, or $.86 per common share, and $7,083,000, or $.76 per common share, for the nine month periods ended January 31, 1998 and February 1, 1997, respectively. These per share figures reflect diluted rather than basic EPS.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital increased to $75,180,000 at January 31, 1998 from $37,484,000 at April 30, 1997. The current ratio was 1.84 to
1.0 at January 31, 1998 as compared to 1.42 to 1.0 at April 30, 1997. Operating activities used net cash of $19,863,000 and provided net cash of $2,931,000 for the nine months ended January 31, 1998 and February 1, 1997, respectively.

        CAPITAL RESOURCES. In July 1996, the Company entered into a $40,000,000 unsecured revolving long-term credit agreement with certain banks. Up to $15,000,000 of borrowings under this agreement may be in the form of commercial paper. In addition, up to $8,000,000 and $6,000,000 may be used to support the leasing activities of Norstan Financial Services, Inc.
(NFS) and Norstan Canada, respectively.   Borrowings under this agreement are
due July 31, 1999, and bear interest at the banks' reference rate (8.50% at January 31, 1998), except for LIBOR, CD and commercial paper based options which generally bear interest at a rate lower than the banks' reference rate. Total consolidated borrowings under this agreement were $40,000,000 and $17,920,000 at January 31, 1998 and April 30, 1997, respectively. There were no borrowings on account of NFS at January 31, 1998 or April 30, 1997.

        In September 1997, the Company entered into an additional $40,000,000 unsecured revolving credit agreement with First Bank, N.A. Borrowings under this agreement are due March 31, 1998, and bear interest at the bank's reference rate (8.50% at January 31, 1998), except for LIBOR based options which generally bear interest at a rate lower than the bank's reference rate. Total consolidated borrowings under this agreement were $27,350,000 at January 31, 1998. This bridge facility was put in place for 180 days to finance the PRIMA acquisition and provide cash for other general corporate purposes.

        The Company has received a written commitment from its existing bank group for a new $80,000,000 long-term revolving credit facility which will replace the above mentioned credit facility and bridge loan. This new agreement is intended to be in place prior to March 31, 1998. As a result, borrowings under the bridge facility are classified as long-term at January 31, 1998.

        Borrowings by the Company in fiscal 1998 and 1997 have been made to finance the acquisitions of PRIMA and Connect, for working capital and general corporate purposes, as well as to invest in property and equipment.

        Net capital expenditures for the nine months ended January 31, 1998 were $14,402,000 and $16,675,000 for the similar period last year. These expenditures were primarily for the purchase of computer equipment, software, telecommunications equipment used as spare parts and for outsourcing arrangements, and other facility expansions. At January 31, 1998, there were no outstanding material commitments for future capital expenditures. The Company also has a significant investment in lease contracts with its customers. The additional investment in lease contracts totaled $17,452,000 for the nine months ended January 31, 1998 and $17,773,000 for the similar period last year. Total lease receivables remained relatively unchanged between January 31, 1998 and April 30, 1997.

        In September 1997, the Company acquired all of the common stock of PRIMA, a provider of information technology consulting services. The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million cash, $6.3 million of Norstan common stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements.
In addition, the Company has agreed to pay up to $3.5 million in contingent consideration over a three year period ending April 30, 2000 if certain financial performance targets are achieved. This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets which are being amortized on a straight-line basis over 15 years and 3 years, respectively

        In June 1996, the Company acquired all of the common stock of Connect, a provider of consulting, design and implementation services. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million cash, $2.0 million of Norstan common stock and $1.0 million payable to certain members of Connect's management under non-compete
agreements.   In addition, the Company has agreed to pay up to $4.0 million in contingent consideration over a three year period ending April 30, 1999 if certain financial performance targets are achieved (as of January 31, 1998, $2.0 million of such consideration has been paid and the remaining $2.0 million has been accrued). These transactions resulted in the recording of $18.4 million in goodwill and other intangible assets which are being amortized on a straight-line basis over 15 years and 3 years, respectively.

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

                                                               JANUARY 31,   APRIL 30,
                                                                  1998          1997
                                                               ----------   ----------
        Discounted lease rentals                               $  39,544    $  37,921
        Less-current maturities                                  (15,311)     (13,878)
                                                               ----------   ----------
                                                               $  24,233    $  24,043
                                                               ----------   ----------
                                                               ----------   ----------

        Management of the Company believes that a combination of cash to be generated from operations, existing bank facilities and available borrowing capacity, in aggregate, are adequate to meet the currently anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing or the sale of equity or other securities. Future growth of the Company is dependent upon the proper capital being available to support both internal growth and acquisitions. The Company is currently investigating various alternative sources of long-term financing to ensure that the proper capital structure is in place to meet such future capital requirements.

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

ITEM 2.   ISSUANCE OF UNREGISTERED SECURITIES

          The Company issued 151,515 unregistered shares of its common stock on January 2, 1998, as part of the purchase agreement between the Company and PRIMA Consulting. These shares had a fair market value of $3,000,000 and were issued to the founders of PRIMA. These shares are being held in escrow on behalf of the founders of PRIMA and will be released on March 31, 1999. During this escrow period, the shareholders have all the rights of a shareholder, including the right to vote such shares, however, they may not sell, transfer, pledge or otherwise encumber the shares. Such shares were issued in an exempt transaction pursuant to Regulation D promulgated by the Securities and Exchange Commission under the authority of the Securities Act of 1933, as amended. There were no underwriters involved in this transaction.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          None

(b)       Reports on Form 8-K.

          None

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




                                   NORSTAN, INC.
                                   ---------------------------------
                                   Registrant



Date:  March 16, 1998              By    /s/ David R. Richard
                                         ------------------------
                                         David R. Richard
                                         Chief Executive Officer,
                                         President and Director


Date:  March 16, 1998              By    /s/ Kenneth S. MacKenzie
                                         ------------------------
                                         Kenneth S. MacKenzie
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)