Form 10-K
period 1998-04-30
NORSTAN INC
filed 1998-07-29
CIK 72418

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-8141

                                 NORSTAN, INC.

             (Exact name of registrant as specified in its chapter)

            MINNESOTA                        41-0835746
                                   (I.R.S. Employer identification
    (State of incorporation)                    No.)

        605 NORTH HIGHWAY 169, TWELFTH FLOOR, PLYMOUTH, MINNESOTA 55441
                    (Address of principal executive offices)

The Company's phone number: 612-513-4500 The Company's internet address:
WWW.NORSTAN.COM

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK ($.10 PAR VALUE PER SHARE)
                          COMMON STOCK PURCHASE RIGHTS
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq National Market System was approximately $178,941,000.

     As of July 27, 1998, there were outstanding 10,474,281 shares of the registrant's common stock, par value $.10 per share, its only class of equity securities.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
ITEM 1.   Business....................................................    1
          Summary.....................................................
          Industry Overview...........................................
          The Norstan Solution........................................
          Norstan's Business Strategy.................................
          Norstan's Growth Strategy...................................
          Products and Services.......................................
          Customers and Engagements...................................
          Strategic Alliances.........................................
          Sales and Marketing.........................................    1
          Customer Service............................................
          Locations...................................................
          Human Resources.............................................
          Competition.................................................
          Intellectual Property Rights................................
          Government Regulation.......................................
          Backlog.....................................................
ITEM 2.   Properties..................................................    2
ITEM 3.   Legal Proceedings...........................................    3
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    3
PART II
ITEM 5.   Market for the Company's Common Equity and Related
          Shareholder Matters.........................................    4
ITEM 6.   Selected Consolidated Financial Data........................    5
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations for the Fiscal Years 1998, 1997,
          and 1996....................................................    6
ITEM 8.   Financial Statements and Supplementary Data.................    8
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    9
PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........    9
ITEM 11.  Executive Compensation......................................    9
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    9
ITEM 13.  Certain Relationships and Related Transactions..............    9
PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   10
SIGNATURES............................................................   11

                                     PART I

ITEM 1. BUSINESS.

                                    BUSINESS

SUMMARY

     Norstan is a leading provider of communications and information technology ("IT") solutions for over 18,000 customers in the United States, Canada and England. To address the complex communications requirements of its customers, Norstan provides a broad range of products and services, including telephone systems, call center systems, voice processing, network integration, voice and video conferencing, and facilities management services. Norstan's network of over 800 field technicians and service consultants delivers communications services to its customers. In addition, the Company provides a wide array of IT solutions through Norstan IT Consulting Services. These solutions include the design, implementation, maintenance and modification of IT applications and systems. Norstan IT Consulting Services currently employs over 700 consultants and generated a 70% increase in revenues during fiscal year 1998. As communications and information technologies converge, Norstan's strategy is to expand the breadth of its IT services offerings to serve as a single-source provider of leading technology solutions to its customers.

     The Company delivers its products and services through three business units, Global Services, Communications Solutions and Financial Services, which accounted for approximately 48%, 50% and 2% of Norstan's fiscal year 1998 revenues, respectively. Global Services includes Norstan IT Consulting Services and Communications Services. Norstan IT Consulting Services provides IT services including enterprise resource planning ("ERP") and sales management package implementation, groupware consulting, Internet/intranet/e-commerce solutions, computer telephony integration ("CTI") and outsourced facilities management. Communications Services provides customer support services for communications systems, including maintenance services, systems modifications and long distance services. Communications Solutions provides a broad array of solutions including telephone systems, integrated voice processing, call center technologies and video/audio/data conferencing solutions. Financial Services supports the sales process by providing customized financing alternatives. The Company believes that its breadth of product and service offerings fosters long-term customer relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry.

     The Company operates in 68 locations in 58 cities throughout the United States and Canada. Norstan has served over 18,000 customers across a broad range of industries in the last three years and focuses its marketing efforts on middle-market and Fortune 500 companies with complex technology and communications requirements. Current customers include British Petroleum, IBM, Kaiser Permanente, John Deere, US Bancorp, 3M and Harley-Davidson. The Company believes that its installed base of communications systems customers will offer extensive opportunities for cross-selling IT consulting services. Management also believes that Norstan IT Consulting Services customers will be a source of additional communications business. Norstan's strong emphasis on customer satisfaction is evidenced by a survey of Norstan's communications customers, in which Norstan received an overall satisfaction rating of 93% in fiscal year 1998. The Company believes that its outstanding customer service will enable Norstan to capture a greater portion of each customer's communications and IT budgets in the future.

     Norstan provides leading-edge technologies in both its IT and communications operations. The Company has established strategic alliances with leading IT and communications companies that allow Norstan to offer objective solutions to its customers. IT strategic alliance partners include IBM, Siebel Systems, Oracle, Lotus, PeopleSoft, Tivoli, Novell and Microsoft. Communications strategic alliance partners include Siemens, Aspect, VTEL, PictureTel, Latitude, Cisco Systems, Sprint, Lucent Technologies (formerly Octel) and Applied Voice Technology.

INDUSTRY OVERVIEW

     In the current climate of intense global competition and accelerating technological change, businesses increasingly depend upon technology-based solutions to enhance their competitive position, and to improve their productivity and the quality of their products and services. Today's business environment mandates the availability of efficient voice and video communication channels and information in formats suited to a wide variety of users. Accordingly, businesses are looking to a variety of new technologies to enhance the performance of their communications systems and to allow IT systems to collect, analyze and communicate information within the enterprise and among customers and suppliers. An organization's ability to integrate and deploy new communications and IT technologies in a unified and cost-effective manner has become critical to competing successfully in today's rapidly changing business environment.

     While organizations recognize the importance of communications and IT systems in this business environment, the selection, implementation, customization and maintenance of these systems is becoming more complex and the resources required to perform these tasks are becoming increasingly scarce. Faced with a shortage of qualified technical resources and great demands to implement the latest technology, customers are increasingly relying on outside vendors to provide the necessary resources. By outsourcing communications and IT services, companies are able to focus on their core businesses; access specialized technical skills; implement communications and IT solutions more rapidly; benefit from flexible staffing; and reduce the cost of recruiting, training and retaining communications and IT professionals.

     As a result of these factors, demand for IT and communications services and products has grown significantly. In 1998, the worldwide market for IT services is estimated at $350 billion and is projected to grow to $620 billion by 2002 according to Dataquest. Dataquest also estimates that the market for these services is projected to grow at a 15% compound annual growth rate. For calendar year 1998, industry sources estimate that the U.S. market for switching, networking and application equipment is over $17 billion, and the U.S. market for telecommunications maintenance and professional services is estimated to be approximately $4 billion. As customers seek the competitive advantages that advanced communications and computer telephony integration can deliver, growth of certain segments of call processing are expected to be particularly strong. Between 1996 and 2000, the U.S. market for voice mail, interactive voice response units, networking equipment, and other telecommunications peripherals and applications is expected to grow at a compound annual growth rate of approximately 12%. By 2000, the U.S. market for these associated applications and peripherals is projected to be over $14 billion.

     The markets and technologies for communications equipment and IT applications and systems continue to converge as communications equipment migrates from proprietary switches to software-driven systems operating on standardized computer platforms. As a result, businesses are integrating their communications and IT systems. In addition, many middle-market and Fortune 500 companies rely on multiple, often specialized, providers to help implement and manage their communications and IT systems. The Company believes that relying on multiple service providers, where there is no distinct responsible party, creates vendor relationships that are difficult and expensive to manage and adversely impacts the quality and compatibility of communications and IT solutions. As previously separate communications and IT technologies converge and their interoperability increases, more organizations will seek a unified technology solution. Norstan believes that these organizations will attempt to reduce costs and management complexity by establishing relationships with a small number of providers that offer a broad range of both communications and IT products and services throughout the full life cycle of a project.

THE NORSTAN SOLUTION

     The Company is a single-source provider of a wide range of communications and IT solutions that enable its customers to compete and succeed in the global marketplace. The Company has leveraged its established reputation as a provider of premier communications products and services, along with the capability of its more than 700 IT consultants, to deliver a unified communications and IT solution to middle-market and Fortune 500 companies. This broad range of offerings enables Norstan to serve as a single-source provider of communications and IT solutions throughout the entire life cycle of a project. Norstan's ability to serve as a single-source provider results in closer integration, reduced risk and greater management control for the customer. The Company believes that its customer relationships, its geographic reach and size, and its expertise in providing both communications and IT solutions will enable it to capitalize on the continuing growth and convergence of communications and IT needs of middle-market and Fortune 500 companies.

NORSTAN'S BUSINESS STRATEGY

     The Company's objective is to become a leading provider of communications and IT offerings to middle-market and Fortune 500 companies. The Company's strategy to achieve this objective includes the following key elements:

     Capitalize on the Accelerating Convergence of Communications and Information Technologies. Norstan's established communications expertise, coupled with its IT consulting capabilities, positions the Company to exploit the convergence of voice, video and information technologies onto a single platform. Norstan believes that it is one of the few firms offering this combination of skills and services, enabling the Company to serve as a single-source provider of a unified technology solution.

     Increase Focus on Providing Technology Services. As communications and information technologies converge, the Company intends to increase its percentage of revenues derived from technology services, which typically command higher margins than product sales. Management believes that its increased focus on technology services will enhance its overall profitability. Over the last three fiscal years, revenues from Norstan's Global Services business unit increased at a 27% annual compound growth rate and accounted for over 48% of revenues in fiscal year 1998.

     Offer a Broad Range of Communications and IT Solutions. Norstan's broad range of voice, video and data solutions allows the Company to serve as a single-source provider for its customers' communications and IT needs. The ability to provide consulting services, hardware, software, training and on-going support enables Norstan to offer a unified communications and IT solution throughout the life cycle of a project. This capability will become increasingly important as communications and information technologies continue to converge and customers look to retain a single-source provider for all their communications and IT needs.

     Attract, Develop and Retain Highly Skilled Professionals. The Company seeks to attract, develop and retain the highest caliber of communications and IT consultants. Norstan places a strong emphasis on the career development and training of its IT consultants through its Team Manager program. Team Managers provide career guidance and ensure that employees maintain skills in state-of-the-art technologies. Norstan offers a competitive combination of employee benefits and incentives, including employee stock option and stock purchase programs, as well as incentive compensation based on the amount billed by individual consultants.

     Provide Superior Customer Service. Norstan believes its dedication to providing service beyond its customers' expectations has produced many favorable customer relationships and resulted in increased exposure to potential customers. Norstan's strong emphasis on customer satisfaction is evidenced by a survey of Norstan's communications customers, in which Norstan received an overall satisfaction rating of 93% in fiscal year 1998. The Company believes that its reputation for superior service will lead to opportunities for cross-selling additional products and services to its customer base.

     Offer Leading-Edge Technologies. Norstan maintains several strategic alliances with business partners that allow it to offer leading-edge technologies. IT strategic alliance partners include IBM, Siebel Systems, Oracle, Lotus, PeopleSoft, Tivoli, Novell and Microsoft. Communications strategic alliance partners include Siemens, Aspect, VTEL, PictureTel, Latitude, Cisco Systems, Sprint, Lucent Technologies (formerly Octel) and Applied Voice Technology. These strategic alliances provide the Company with access to training, product support and current technology as well as the use of the "business partner" designation in marketing the Company's products and services. The Company intends to strengthen its existing alliances and pursue additional alliances with leading technology companies.

NORSTAN'S GROWTH STRATEGY

     To achieve its growth objectives, the Company has adopted the following strategies:

     Pursue Complementary IT Services Acquisitions. To capitalize on the highly fragmented nature of the IT services industry, the Company intends to grow Norstan IT Consulting Services through acquisitions. Building on its experience of acquiring communications companies over the last ten years, Norstan has completed three acquisitions of IT services businesses since 1996. The Company will target additional acquisitions that provide complementary expertise, expand its domestic and international geographic presence, diversify its customer base and increase its consulting resources.

     Continue Internal Growth of Norstan IT Consulting Services. The Company seeks to continue the rapid growth of Norstan IT Consulting Services by opening branch locations in targeted geographic markets. During fiscal year 1998, Norstan IT Consulting Services generated 37.5% internal revenue growth and opened four new branch locations in Atlanta, St. Louis, Chicago and Phoenix. Norstan has targeted six to eight potential markets for future branch locations over the next twelve months. In addition, the Company intends to leverage existing communications locations through cross-selling efforts and the aggressive recruitment of IT consultants. From the June 1996 acquisition of Connect through the end of fiscal year 1998, Norstan IT Consulting Services has increased its number of consultants at a compound annual growth rate of 55.0%, excluding other acquisitions.

     Leverage Existing Customer Relationships. Norstan intends to grow its technology services business by leveraging the Company's existing base of over 18,000 customers. These relationships provide Norstan with significant advantages in marketing new communications and IT services and solutions. Management believes the convergence of communications and information technologies, together with the Company's high level of customer satisfaction, will position Norstan to become a preferred provider of both communications and IT solutions.

PRODUCTS AND SERVICES

     Norstan provides customers with a single source for a broad range of communications and IT products and services to design, develop and implement technology solutions in a variety of customer environments. These products and services are delivered through three business units, Global Services, Communications Solutions and Financial Services.

     Global Services. Global Services, which represented 48% of the Company's fiscal year 1998 revenues, consists of two operating groups: Norstan IT Consulting Services and Communications Services. The following table summarizes the products and services provided by these two groups.

----------------------------------------------------------------------------------------------------
GLOBAL SERVICES
----------------------------------------------------------------------------------------------------
NORSTAN IT CONSULTING SERVICES
           CATEGORY OF SERVICE                              DESCRIPTION OF SERVICES
 Business Transformation Services           - Develop strategic IT plans
                                            - Provide business transformation and process
                                            reengineering consulting services
                                            - Provide information management consulting
                                            - Provide vertical industry solutions focused on the
                                            healthcare and financial services industries
----------------------------------------------------------------------------------------------------
 Enterprise Business Solutions              - Customize packaged software solutions, including ERP
                                            and customer management solutions
                                            - Develop and implement call center strategies and
                                            solutions
                                            - Develop Internet/intranet/e-commerce solutions
                                            - Provide network and system strategies
----------------------------------------------------------------------------------------------------
 Information Technology Services            - Design and develop applications
                                            - Provide data integration services
                                            - Perform network and messaging services
                                            - Provide operating systems and migration services
                                            - Analyze customer businesses and systems
                                            - Provide project management services for IT operations
----------------------------------------------------------------------------------------------------
 Managed Services                           - Manage networks and systems
                                            - Support and maintain applications
                                            - Provide support for network and client/server systems
                                            - Perform product procurement and integration
                                            - Provide standard/custom technical education and
                                            training services
                                            - Manage customer communications operations
------------------------------------------
COMMUNICATIONS SERVICES
           CATEGORY OF SERVICE                              DESCRIPTION OF SERVICES
 Communications Maintenance                 - Provide maintenance services on customers'
 Services                                   communications systems hardware
----------------------------------------------------------------------------------------------------
 Moves, Adds and Changes                    - Transfer telephone systems to new user locations
                                            - Add telephones or expansion cards in a telephone
                                            system
                                            - Change system and user features
----------------------------------------------------------------------------------------------------
 Long Distance Services                     - Offer a full range of long distance and network
                                              services
------------------------------------------

     Communications Solutions. Communications Solutions, which represented 50% of the Company's fiscal year 1998 revenues, focuses on the design, sale and implementation of communications and other technology equipment. Communications Solutions provides the following products and services:

----------------------------------------------------------------------------------------------------
COMMUNICATIONS SOLUTIONS
      CATEGORY OF PRODUCT OR SERVICE                  DESCRIPTION OF PRODUCTS AND SERVICES
 Telephone Systems                          - Design, install and implement telephone switching
                                            systems
                                            - Supply telephone switching systems
----------------------------------------------------------------------------------------------------
 Call Center Systems                        - Design, install and implement call center systems
                                            - Supply call center systems
----------------------------------------------------------------------------------------------------
 Call Processing Systems                    - Design, install and implement voice response and voice
                                              messaging products
                                            - Supply voice response and voice messaging products
----------------------------------------------------------------------------------------------------
 Conferencing Systems                       - Design, install and implement conferencing systems
                                            - Provide audio, video and data conferencing products
----------------------------------------------------------------------------------------------------
 Refurbished Equipment                      - Refurbish and resell previously owned Siemens, Nortel,
                                              Iwatsu, Aspect and Isoetec products
------------------------------------------

     Financial Services. Financial Services, which represented 2% of the Company's fiscal year 1998 revenues, provides customers with efficient and competitive financing for the purchase or lease of products and services. Financial Services supports the sales process by offering customized lease structures that eliminate the need for third-party financing.

CUSTOMERS

     Norstan focuses its marketing efforts on middle-market and Fortune 500 companies with complex communications and IT requirements. Norstan has served over 18,000 customers across a broad range of industries over the last three fiscal years. No single customer accounted for more than 5% of Norstan's total revenue during any of the last three fiscal years.

     Norstan customers during fiscal year 1998 included the following:

                         NORSTAN IT CONSULTING SERVICES

3M                                             Grand Metropolitan          Michelin
American Express                               Harley-Davidson             Nationwide Insurance
AT&T                                           IBM                         State Farm Insurance
British Petroleum                              Invacare                    SuperValu
Cargill                                        John Deere                  US Bancorp
GMAC                                           Kaiser Permanente           Williams-Sonoma

              COMMUNICATIONS SERVICES AND COMMUNICATIONS SOLUTIONS

American Freightways                           Cargill                     Imation
British Petroleum                              Fortis Insurance            Medtronic
Best Buy                                       Harley-Davidson             Marquette University
CIBC                                           IBM                         US Bancorp

STRATEGIC ALLIANCES

     The Company believes that its relationships with a wide range of leading technology companies position Norstan to deliver the appropriate solution to each customer. IT strategic alliance partners include IBM, Siebel Systems, Oracle, Lotus, PeopleSoft, Tivoli, Novell and Microsoft. In addition, Siebel Systems, a leading customer care and sales automation software provider, has recently granted Premier Consulting Partner status to Connaissance Consulting (a majority-owned Norstan affiliate).

     Communications strategic alliance partners include Siemens, Aspect, VTEL, PictureTel, Latitude, Cisco Systems, Sprint, Lucent Technologies (formerly Octel) and Applied Voice Technology. In addition, the Company distributes complementary communications products that fit specific segments of the marketplace. These include hybrid switching systems, personal computer-based voice processing and video conferencing systems, as well as data communications products from Novell, Newbridge, Bay Networks, Compaq, Lotus and others.

     Norstan has been a distributor of Siemens communications equipment since 1976 and is Siemens' largest independent distributor in North America. The current distributor agreement with Siemens, which commenced in July 1993, has been renewed through July 27, 1999 while a new distribution agreement is being negotiated. Norstan and Siemens have also renewed an agreement through July 27, 2003 under which Norstan is an authorized agent for the refurbishment and sale of previously owned Siemens equipment.

SALES AND MARKETING

     Norstan has approximately 500 sales and marketing personnel within the United States and Canada. The sales force includes product and service specialists with expertise in IT consulting services, video conferencing, call centers, telecommunications, education and training, and other areas. These specialists partner with the sales representatives to develop integrated technology solutions to address the specific technology needs of Norstan's customers. Norstan uses several techniques to pursue new customer opportunities, including telemarketing, seminars, participation in trade shows and advertising.

     Norstan's sales representatives and specialists use a comprehensive approach to evaluate each customer's technology needs. The sales representative begins with a detailed analysis of the customer's current and future communications and IT systems requirements. After determining the customer's needs, the sales representative and product specialist develop a solution that satisfies current and anticipated requirements. Norstan's consulting and operations teams then work with the customer to plan the delivery and implementation of the solution and to identify required training. By planning the precise requirements of each phase of the solution delivery, Norstan's specialists are able to minimize service interruption for the customer. Norstan also provides an ongoing support program tailored to meet the customer's specific application requirements that incorporates remote diagnostics, in-field service and support, additional training and help desk support from Norstan's customer support representatives.

     Norstan's marketing strategy is to capture a larger portion of existing customers' communications and IT budgets and to identify and develop new customer relationships. In particular, the Company believes that its installed base of communications systems customers offers extensive opportunities for the marketing of IT consulting services. Management also believes that Norstan IT Consulting Services will be a source of additional communications business. Norstan anticipates that its high quality customer service will support ongoing marketing efforts, as satisfied customers are more likely to choose Norstan to supply additional communications and IT products and services. Also, Norstan is investing in sales management automation systems, which will further efforts to cross-sell the depth and breadth of its product offerings to existing customers.

CUSTOMER SERVICE

     Norstan believes that providing exceptional customer service is an important element of its ability to compete effectively in the communications and IT marketplace. Norstan has invested heavily in new technology that is designed to enable the Company to resolve a substantial portion of customer support and service issues quickly and remotely. Norstan coordinates its customer service response through three remote diagnostics and dispatch centers located in the Minneapolis, Cleveland and Toronto areas. In fiscal year 1998, these centers handled over 250,000 customer calls with approximately 46% of the service-related calls addressed remotely. Only 18% of customer calls were resolved remotely in fiscal year 1994. The Company's goal for fiscal year 1999 is to resolve in excess of 50% of service calls remotely. For calls requiring immediate on-site service and support, Norstan maintains a highly trained force of service technicians, design engineers and customer support representatives.

     Norstan has over 125 employees in its three remote diagnostics and dispatch centers devoted primarily to providing customer service and has 500 service technicians in the field. With Norstan's remote problem resolution capability and its highly trained staff of technicians, Norstan is able to promptly resolve customer support requests. Norstan's commitment to customer service is evidenced by a recent survey of Norstan's Communications Solutions customers that found an overall satisfaction rating of 93% in fiscal year 1998.

LOCATIONS

     The Company currently supports its Norstan IT Consulting Services, Communications Services and Communications Solutions customers with locations in the United States and Canada. Norstan IT Consulting Services plans to add approximately six to eight additional locations during fiscal year 1999. The Company maintains the following 68 locations in 58 cities:

                         NORSTAN IT CONSULTING SERVICES

                                  Atlanta, GA
                                 Baltimore, MD
                                 Champaign, IL
                                 Charlotte, NC
                                  Chicago, IL
                                 Cincinnati, OH
                                 Cleveland, OH
                                  Columbia, SC
                                  Columbus, OH
                                   Denver, CO
                                 Des Moines, IA
                                 Greensboro, NC
                                 Greenville, SC
                                Indianapolis, IN
                                 Milwaukee, WI
                                Minneapolis, MN
                                   Omaha, NE
                                  Phoenix, AZ
                                 Pittsburgh, PA
                                  Raleigh, NC
                                  Richmond, VA
                               San Francisco, CA
                                 St. Louis, MO

              COMMUNICATIONS SERVICES AND COMMUNICATIONS SOLUTIONS

                                Albuquerque, NM
                                  Amarillo, TX
                                  Appleton, WI
                                   Austin, TX
                                Baton Rouge, LA
                                 Birmingham, AL
                                Calgary, Alberta
                                Cedar Rapids, IA
                                  Chicago, IL
                                 Cincinnati, OH
                                 Cleveland, OH
                                  Columbus, OH
                                 Davenport, IA
                                   Dayton, OH
                                 Des Moines, IA
                               Edmonton, Alberta
                                  El Paso, TX
                                   Fargo, ND
                                 Las Vegas, NV
                                 Lexington, KY
                                Little Rock, AR
                                London, Ontario
                                 Louisville, KY
                                  Lubbock, TX
                                  Madison, WI
                                 Milwaukee, WI
                                Minneapolis, MN
                                   Mobile, AL
                                Montreal, Quebec
                                New Orleans, LA
                               Oklahoma City, OK
                                   Omaha, NE
                                Ottawa, Ontario
                                  Phoenix, AZ
                                 Pittsburgh, PA
                                 Rochester, MN
                                 Shreveport, LA
                                Sioux Falls, SD
                                 Springdale, AR
                                   Toledo, OH
                                Toronto, Ontario
                                   Tucson, AZ
                                   Tulsa, OK
                          Vancouver, British Columbia
                               Winnipeg, Manitoba

HUMAN RESOURCES

     As of June 30, 1998, Norstan had 2,971 employees, of which over 700 were IT consulting personnel and approximately 840 were communications field technicians and service consultants. U.S. operations totaled

2,749 employees, including 135 who are covered by collective bargaining agreements. The Company's Canadian operations had a total of 222 employees.

     The Company's success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT consultants. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. To retain these resources, Norstan places a strong emphasis on the career development and training of its IT consultants and has implemented several unique programs, including its Team Manager initiative. Team Managers ensure that employee skills remain current with the industry and that the employee is given adequate development experiences to create a fulfilling work environment. Norstan also offers a competitive combination of employee benefits and incentives, including employee stock options, stock purchase programs and an attractive revenue-sharing arrangement whereby an individual consultant's base compensation is supplemented with a percentage of the revenue that the individual bills. Finally, Norstan IT Consulting Services has developed a proprietary program in which key individuals in the organization are charged with and rewarded for the successful opening of new branch office locations. This program helps Norstan IT Consulting Services retain personnel and expand its geographic reach.

     Norstan also dedicates significant resources to recruiting consultants with specific technical and industry expertise. In connection with its hiring efforts, the Company employs internal recruiters and relies on personal and business contacts to recruit professionals through referrals, contacts at trade shows and job fairs.

     The Company uses formal training programs to further develop its professional resources. The Company also uses mentoring by placing junior IT professionals under the guidance of senior IT professionals on certain customer engagements. In addition, in order to expand the skills and develop the careers of the Company's consultants and technical staff, the Company recently introduced computer-based training resources covering 450 course topics.

COMPETITION

     The communications industry is intensely competitive and rapidly changing. Norstan's primary competitors in this area include Lucent Technologies, Nortel and the RBOCs. Many of its competitors have longer operating histories, greater financial and human resources, and greater name recognition than Norstan. The passage of the Telecommunications Act of 1996 has fostered competition by providing access to a number of entities that were previously precluded from the industry. As a result of this legislation, the pace of consolidation in the industry has accelerated. These changes in the regulatory environment could potentially affect Norstan's ability to compete successfully.

     The market for IT services includes a large number of competitors, is subject to rapid change and is highly competitive. Primary competitors include participants from a variety of market segments, including national accounting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its customers' internal resources, particularly when these resources represent a fixed cost to the customer. Such competition may impose additional pricing pressures on the Company. See "Risk Factors -- Competition."

     Subject to this competitive environment, the Company competes on the basis of: (i) the depth and breadth of services and products offered; (ii) the ability to integrate IT and communications systems as the related technologies continue to converge; (iii) its reputation for providing superior customer service; and
(iv) the number and strength of customer relationships.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies upon a combination of nondisclosure and other contractual arrangements with certain key employees, and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. Norstan enters into confidentiality agreements with certain of its employees and limits the distribution of proprietary information. See "Risk Factors -- Limited Protection of Intellectual Property Rights."

GOVERNMENT REGULATION

     Except for the sale of long distance service, the Company is not subject to any government regulations that have a material impact on its operations. Effective May 1, 1992, the Company became a direct reseller of long distance network services and accordingly became subject to certain state tariff regulations throughout the United States. The Company is currently registered and certified to provide interstate services in all 50 states and intrastate services in 47 states. The Company is also subject to FCC regulations, which require the filing of federal tariffs.

BACKLOG

     As of April 30, 1998, the Company had signed contracts for telecommunications products aggregating approximately $46.2 million, substantially all of which are expected to be fulfilled by the end of fiscal 1999. As of April 30, 1997, the Company had signed contracts aggregating approximately $47.3 million, substantially all of which were fulfilled by the end of fiscal 1998. The usual time period between the execution of a contract and the completion of the installation is one to six months, depending on the size and complexity of the system.

ITEM 2. PROPERTIES.

     The executive offices of the Company are located in Plymouth, Minnesota, where the Company leases approximately 53,400 square feet of office space. The Company expects to move into new headquarters located in Hopkins, Minnesota in the quarter ending October 31, 1998. The Company leases approximately 165,000 square feet of office space in this new location. The Company also has area headquarters in Brecksville, Ohio, and Phoenix, Arizona, where the Company leases approximately 61,250 and 34,400 square feet of office space, respectively. In addition to the space above, the Company leases sales and service offices in 47 other cities within the United States. In Canada, the Company leases approximately 30,400 square feet of office space in North York, Ontario, which serves as its Canadian headquarters. The Company also leases sales and service offices in seven other cities within the Canadian provinces of Alberta, Manitoba, Ontario, Quebec and British Columbia. The Company believes that the above-mentioned facilities are adequate and suitable for its current needs.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the National Over-the-Counter market and is listed on the national market system of the National Association of Securities Dealers' Automated Quotations System ("NASDAQ") under the symbol "NRRD". The following table sets forth the high and low sale prices for the Company's common stock as reported by NASDAQ for each quarterly period during the two most recent fiscal years(1):

                                                                HIGH    LOW
                                                                ----    ---
FISCAL YEAR ENDED APRIL 30, 1998:
First Quarter...............................................    18 1/2   14
Second Quarter..............................................    25 1/2  17 1/2
Third Quarter...............................................    25 1/2   22
Fourth Quarter..............................................      29    21 7/8
FISCAL YEAR ENDED APRIL 30, 1997:
First Quarter...............................................    19 1/2  13 1/8
Second Quarter..............................................    20 1/4   15
Third Quarter...............................................    18 3/4  15 1/2
Fourth Quarter..............................................    17 1/4  13 3/4

     The quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

     As of July 27, 1998, there were 4,239 holders of record of the Company's common stock.

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

ISSUANCE OF UNREGISTERED SECURITIES

     The Company issued 151,515 unregistered shares of its common stock on January 2, 1998 in connection with the Company's acquisition of PRIMA. A portion of such shares were derivated into an escrow account established to provide a source of payment for indemnification claims made by the Company, if any. The escrow account will close on March 31, 1999 and all shares of the Company's common stock remaining there, if any, will be distributed to the registered holders. During the escrow period, registered holders have all the rights of a shareholder, including the right to vote such shares, however, they many not sell, transfer, pledge or otherwise encumber the shares. Such shares were issued pursuant to Regulation D promulgated by the Securities and Exchange Commission under the authority of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data set forth below as of and for each of the fiscal years in the five-year period ended April 30, 1998 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

                                                                     FISCAL YEARS ENDED APRIL 30,
                                                         ----------------------------------------------------
                                                           1994       1995       1996       1997       1998
                                                           ----       ----       ----       ----       ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Global Services
    IT Consulting Services.............................  $     --   $  7,931   $ 14,426   $ 54,467   $ 92,746
    Communications Services............................   100,080    110,638    121,971    131,596    127,197
                                                         --------   --------   --------   --------   --------
      Total Global Services............................   100,080    118,569    136,397    186,063    219,943
  Communications Solutions.............................   127,514    166,675    179,332    205,983    228,979
  Financial Services...................................     4,305      5,001      5,635      6,029      7,443
                                                         --------   --------   --------   --------   --------
      Total revenues...................................   231,899    290,245    321,364    398,075    456,365
                                                         --------   --------   --------   --------   --------
Cost of sales:
  Global Services
    IT Consulting Services.............................        --      6,417     11,000     43,315     66,457
    Communications Services............................    61,289     70,224     86,669     93,880     89,550
                                                         --------   --------   --------   --------   --------
      Total Global Services............................    61,289     76,641     97,669    137,195    156,007
  Communications Solutions.............................    92,621    123,158    130,090    150,204    168,965
  Financial Services...................................     1,766      2,308      2,221      2,160      2,444
                                                         --------   --------   --------   --------   --------
      Total cost of sales..............................   155,676    202,107    229,980    289,559    327,416
                                                         --------   --------   --------   --------   --------
Gross margin...........................................    76,223     88,138     91,384    108,516    128,949
Selling, general and administrative expenses...........    65,137     74,725     75,973     89,311    103,709
Restructuring charge...................................        --         --         --         --     14,667
                                                         --------   --------   --------   --------   --------
Operating income.......................................    11,086     13,413     15,411     19,205     10,573
Interest expense.......................................      (832)    (1,587)    (1,351)    (1,866)    (3,909)
Interest and other income (expense), net...............      (106)       (54)        89        (22)       (18)
                                                         --------   --------   --------   --------   --------
Income before cumulative effect of accounting change
  and provision for income taxes.......................    10,148     11,772     14,149     17,317      6,646
Provision for income taxes.............................     4,161      4,709      5,660      7,100      2,791
                                                         --------   --------   --------   --------   --------
Income before cumulative effect of accounting change...     5,987      7,063      8,489     10,217      3,855
Cumulative effect of change in accounting for income
  taxes (1)............................................      (375)        --         --         --         --
                                                         --------   --------   --------   --------   --------
Net income.............................................  $  5,612   $  7,063   $  8,489   $ 10,217   $  3,855
                                                         ========   ========   ========   ========   ========
Net income per share -- Basic..........................     $0.70      $0.86      $1.00      $1.12      $0.40
                                                         ========   ========   ========   ========   ========
Net income per share -- Diluted........................     $0.67      $0.82      $0.94      $1.08      $0.39
                                                         ========   ========   ========   ========   ========
Weighted average shares -- Basic.......................     8,017      8,242      8,526      9,140      9,719
                                                         ========   ========   ========   ========   ========
Weighted average shares -- Diluted.....................     8,402      8,621      8,985      9,418      9,917
                                                         ========   ========   ========   ========   ========

                                                                           AS OF APRIL 30,
                                                         ----------------------------------------------------
                                                           1994       1995       1996       1997       1998
                                                           ----       ----       ----       ----       ----
BALANCE SHEET DATA:
Working capital........................................  $ 32,961   $ 32,183   $ 24,899   $ 37,484   $ 58,568
Total assets...........................................   149,662    161,709    160,988    224,173    275,608
Long-term debt, net of current maturities..............    18,218     16,465         --     18,284     52,440
Discounted lease rentals, net of current maturities....    18,845     16,313     15,961     24,043     20,883
Shareholders' equity...................................    47,658     56,984     67,517     84,370     97,671
Cash dividends declared and paid.......................        --         --         --         --         --

-------------------------
(1) On May 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result, the Company recorded a one-time charge of $375,000, or $.05 per share, in fiscal 1994 for the cumulative effect of the change in method of accounting for income taxes.

(2) On June 20, 1996, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. The stock split has been retroactively reflected in the selected consolidated financial data presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Norstan is a technology services company providing IT and communications systems solutions to over 18,000 customers in the United States, Canada and England. Headquartered in Minneapolis, Minnesota, with sales and service offices located in 68 locations in the United States and Canada, the Company sells its products and services to a wide variety of customers across numerous industries.

     The Company provides IT consulting and communications services, communications and technology products and financing alternatives through its three business units, Global Services, Communications Solutions (formerly known as Communications Systems) and Financial Services, which accounted for approximately 48%, 50% and 2% of Norstan's fiscal year 1998 revenues, respectively. In order to enhance overall profitability, the Company intends to increase its percentage of revenues derived from technology services, which typically command higher margins than product sales.

     Due to the Company's continuing expansion and growth in the area of IT consulting services, financial results for Global Services are now reported as:
(i) IT Consulting Services and (ii) Communications Services. Norstan IT Consulting Services provides IT services including ERP and sales management package implementation, groupware consulting, Internet/intranet/e-commerce solutions, CTI and outsourced facilities management. Communications Services provides customer support services for communications systems, including maintenance services, systems modifications and long distance services. Communications Solutions provides a broad array of solutions including telephone systems, integrated voice processing, call center technologies and video/audio/data conferencing solutions. The name change from Communications Systems to Communications Solutions more accurately reflects the Company's commitment to provide its customers with design, installation and implementation services as well as the hardware and software components necessary for successful implementation of complex communications systems. Financial Services supports the sales process by providing customized financing alternatives. The Company believes that its breadth of product and service offerings fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry.

     During fiscal year 1998, Norstan recorded a restructuring charge of $14.7 million in connection with management's plan to reduce costs, consolidate and reorganize operations, and improve operating efficiencies. Restructuring efforts focused primarily on the following: (i) consolidation of seven semi-autonomous geographic sales and service organizations into a single, more focused sales and operations organization; (ii) the consolidation of 36 warehouses and parts locations into three strategically located distribution centers; and (iii) the reorganization and integration of the Company's IT consulting services operations, including the Norstan Call Center Solutions Group, Connect and PRIMA, into a single, customer-focused organization. The restructuring charge relates primarily to the write-down of certain assets to their fair market values ($12.2 million), severance and employee benefit costs ($1.2 million) and lease termination costs ($1.3 million). Net income and net income per diluted share before the restructuring charge for the year ended April 30, 1998 were $12,362,000 and $1.25 per share, respectively.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of total revenues:

                                                                  YEARS ENDED APRIL 30,
                                                              -----------------------------
                                                              1996        1997        1998
Revenues:
  Global Services
     IT Consulting Services.................................    4.5%       13.7%       20.3%
     Communications Services................................   37.9        33.0        27.9
                                                              -----       -----       -----
       Total Global Services................................   42.4        46.7        48.2
  Communications Solutions..................................   55.8        51.8        50.2
  Financial Services........................................    1.8         1.5         1.6
                                                              -----       -----       -----
     Total revenues.........................................  100.0       100.0       100.0
Cost of sales:
  Global Services
     IT Consulting Services.................................    3.4        10.9        14.6
     Communications Services................................   27.0        23.6        19.6
                                                              -----       -----       -----
       Total Global Services................................   30.4        34.5        34.2
  Communications Solutions..................................   40.5        37.7        37.0
  Financial Services........................................    0.7         0.5         0.5
                                                              -----       -----       -----
     Total cost of sales....................................   71.6        72.7        71.7
                                                              -----       -----       -----
Gross margin................................................   28.4        27.3        28.3
Selling, general and administrative expenses................   23.6        22.5        22.8
Restructuring charge........................................     --          --         3.2
                                                              -----       -----       -----
Operating income............................................    4.8%        4.8%        2.3%
                                                              =====       =====       =====
Net income..................................................    2.6%        2.6%        0.8%
                                                              =====       =====       =====

     The following table sets forth the gross margin percentages for Global Services, Communications Solutions and Financial Services.

                                                                YEARS ENDED APRIL 30,
                                                              --------------------------
                                                              1996       1997       1998
Gross margin percentage:
  Global Services
     IT Consulting Services.................................  23.7%      20.5%      28.3%
     Communications Services................................  28.9       28.7       29.6
       Total Global Services................................  28.4       26.3       29.1
  Communications Solutions..................................  27.5       27.1       26.2
  Financial Services........................................  60.6       64.2       67.2

FISCAL 1998 COMPARED TO FISCAL 1997

     Revenues. Revenues increased 14.6% to $456.4 million in fiscal year 1998 from $398.1 million in fiscal year 1997. The increase was attributable to growth in each of Norstan's three business units.

     Revenues from Global Services increased 18.2% to $219.9 million in fiscal year 1998 from $186.1 million in fiscal year 1997. Revenues from IT Consulting Services increased 70.3% to $92.7 million in fiscal year 1998 from $54.5 million in fiscal year 1997. This increase was a result of: (i) the acquisition of PRIMA in September 1997 which contributed $17.9 million of revenue in fiscal year 1998; and (ii) internal revenue growth of 37.5%. Revenues from Communications Services decreased 3.3% to $127.2 million in fiscal year 1998 from $131.6 million in fiscal year 1997. The decrease in Communications Services revenues resulted from the sale of the Company's stand-alone cabling business in June 1997, which contributed approximately $5.0 million in revenues during fiscal year 1997.

     Revenues from Communications Solutions increased 11.2% to $229.0 million in fiscal year 1998 from $206.0 million in fiscal year 1997. The increase was attributable to increased sales volumes in the Siemens PBX, videoconferencing and refurbished equipment products through sales to new customers as well as growth with existing customer relationships.

     Revenues from Financial Services increased 23.5% to $7.4 million in fiscal year 1998 from $6.0 million in fiscal year 1997. This increase is primarily attributable to the increased size of the Company's leasing base.

     Gross Margin. The Company's gross margin was $128.9 million and $108.5 million for the fiscal years ended April 30, 1998 and 1997, respectively. As a percent of total revenues, gross margin was 28.3% for fiscal year 1998 compared to 27.3% for fiscal year 1997.

     Gross margin as a percent of revenues for Global Services was 29.1% for fiscal year 1998 as compared to 26.3% for fiscal year 1997. The gross margin for IT Consulting Services increased to 28.3% for fiscal year 1998 from 20.5% for fiscal year 1997. The improved margin is a result of operating efficiencies gained as the IT Consulting Services segment continued to grow as well as from an increased emphasis on time-and-materials engagements. The gross margin for Communications Services increased to 29.6% for fiscal year 1998 from 28.7% for fiscal year 1997.

     Gross margin as a percent of revenues for Communications Solutions was 26.2% for fiscal year 1998 as compared to 27.1% for fiscal year 1997. The decrease in gross margin for fiscal year 1998 as compared to fiscal year 1997 is primarily due to overall increases in product costs as a result of changes in the sales mix and increased labor costs from subcontractors and overtime due to the high level of installations during 1998. The overall decline in gross margin was partially offset by improved margin in the sales of refurbished equipment.

     Gross margin as a percent of revenues for Financial Services was 67.2% for fiscal year 1998 as compared to 64.2% for fiscal year 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.1% to $103.7 million in fiscal year 1998 from $89.3 million in fiscal year 1997. As a percent of revenues, selling, general and administrative expenses remained relatively consistent at 22.7% for fiscal year 1998, as compared to 22.4% for fiscal year 1997.

     Restructuring Charge. During fiscal year 1998, Norstan recorded a restructuring charge of $14.7 million in connection with management's plan to reduce costs, consolidate and reorganize operations, and improve operating efficiencies. Restructuring efforts focused primarily on the following: (i) consolidation of seven semi-autonomous geographic sales and service organizations into a single, more focused sales and operations organization;
(ii) the consolidation of 36 warehouses and parts locations into three strategically located distribution centers; and (iii) the reorganization and integration of the Company's IT consulting services operations, including the Norstan Call Center Solutions Group, Connect and PRIMA, into a single, customer-focused organization. The restructuring charge relates primarily to the write-down of certain assets to their fair market values ($12.2 million), severance and employee benefit costs ($1.2 million) and lease termination costs ($1.3 million).

     Interest Expense. Interest expense was $3.9 million for fiscal year 1998 as compared to $1.9 million for fiscal year 1997. This increase was primarily the result of higher borrowing levels in fiscal year 1998 to fund the PRIMA acquisition as well as for working capital purposes. Average month-end borrowings outstanding under the Company's revolving long-term credit agreements (excluding amounts borrowed to finance leasing activities) were $53.2 million for fiscal year 1998 and $24.5 million for fiscal year 1997. Weighted average interest rates under the Company's revolving long-term credit agreements were 7.0% for fiscal year 1998 as compared to 7.5% for fiscal year 1997.

     Income Taxes. The Company's effective income tax rate was 42% for fiscal year 1998 and 41% for fiscal year 1997. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

     Net Income. Net income was $3.9 million or $0.39 per diluted share in fiscal year 1998, which includes the $14.7 million restructuring charge representing $0.86 per diluted share, as compared to $10.2 million or

$1.08 per diluted share in fiscal year 1997. Net income and net income per diluted share before the restructuring charge for the year ended April 30, 1998 were $12,362,000 and $1.25 per share, respectively.

FISCAL 1997 COMPARED TO FISCAL 1996

     Revenues. Total revenues increased 23.9% to $398.1 million in fiscal year 1997 from $321.4 million in fiscal year 1996.

     Revenues from Global Services increased 36.4% to $186.1 million in fiscal year 1997 from $136.4 million in fiscal year 1996. Revenues from IT Consulting Services increased 277.6% to $54.5 million in fiscal year 1997 from $14.4 million in fiscal year 1996. This increase was a result of the acquisition of Connect in June 1996, which contributed $33.8 million of revenue in fiscal year 1997, and the over 70% growth experienced in the Company's outsourcing business. Revenues from Communications Services increased 7.9% to $131.6 million in fiscal year 1997 from $122.0 million in fiscal year 1996, due primarily to growth in communications maintenance services and network services.

     Revenues from Communications Solutions increased 14.9% to $206.0 million in fiscal year 1997 from $179.3 million in fiscal year 1996. The increase resulted primarily from increased sales volume of refurbished equipment and videoconferencing products.

     Revenues from Financial Services increased 7.0% to $6.0 million in fiscal year 1997 from $5.6 million in fiscal year 1996. The increase was attributable to the increased size of the Company's leasing base.

     Gross Margin. The Company's gross margin was $108.5 million in fiscal year 1997 and $91.4 million in fiscal year 1996. As a percent of total revenues, gross margin was 27.3% for fiscal year 1997 and 28.4% for fiscal year 1996.

     Gross margin as a percent of revenues for Global Services was 26.3% for fiscal year 1997 compared to 28.4% for fiscal year 1996. The gross margin for IT Consulting Services decreased to 20.5% for fiscal year 1997 from 23.7% for fiscal year 1996. This decrease is primarily attributable to non-recurring operating costs and inefficiencies relating to the reorganization of the Company's IT consulting operations as well as from decreased margins on certain fixed-price contracts. Communications Services' gross margin remained relatively constant at 28.7% for fiscal year 1997 as compared to 28.9% for fiscal year 1996.

     Gross margin as a percent of revenues for Communications Solutions was 27.1% for fiscal year 1997 as compared to 27.5% for fiscal year 1996. The change in the gross margin as a percentage of revenue was the result of shifts in the product mix and competitive market conditions.

     Gross margin as a percent of revenues for Financial Services was 64.2% for fiscal year 1997 as compared to 60.6% for fiscal year 1996. The increase in gross margin percentage for fiscal year 1997 as compared to fiscal year 1996 was the result of decreasing interest rates.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.6% to $89.3 million in fiscal year 1997 from $76.0 million in fiscal year 1996. As a percent of revenues, selling, general and administrative expenses decreased to 22.4% for fiscal year 1997 from 23.6% for fiscal year 1996. The decrease as a percentage of revenues resulted from continued efforts to contain costs and volume-related efficiencies, as sales volume increased without proportional increases in expenses.

     Interest Expense. Interest expense was $1.9 million for fiscal year 1997 as compared to $1.4 million for fiscal year 1996. Weighted average interest rates under the Company's revolving long-term credit agreements were 7.5% for fiscal year 1997 as compared to 8.2% for fiscal year 1996. Average month-end borrowings outstanding under the Company's revolving long-term credit agreements (excluding amounts borrowed to finance leasing activities) were $24.5 million for fiscal year 1997 and $15.8 million for fiscal year 1996.

     Income Taxes. The Company's effective income tax rate was 41% for fiscal year 1997 and 40% for fiscal year 1996. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

     Net Income. Net income was $10.2 million or $1.08 per diluted share in 1997 and $8.5 million or $0.94 per diluted share in 1996.

UNAUDITED QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the period ending April 30, 1998. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues and operating income occurring during the fourth quarter of the fiscal year.

                                                                   QUARTERS ENDED
                                  --------------------------------------------------------------------------------
                                  AUG. 3,   NOV. 2,   FEB. 1,   APR. 30,   AUG. 2,   NOV. 1,   JAN. 31,   APR. 30,
                                   1996      1996      1997       1997      1997      1997       1998       1998
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Global Services
    IT Consulting Services......  $ 9,363   $13,682   $15,328   $16,094    $15,026   $22,038   $25,186    $30,496
    Communications Services.....   31,562    32,076    31,918    36,040     33,023    30,508    30,968     32,698
                                  -------   -------   -------   -------    -------   -------   -------    -------
      Total Global Services.....   40,925    45,758    47,246    52,134     48,049    52,546    56,154     63,194
  Communications Solutions......   49,820    48,483    45,405    62,275     45,212    56,719    53,979     73,069
  Financial Services............    1,486     1,412     1,424     1,707      2,181     1,657     1,634      1,971
                                  -------   -------   -------   -------    -------   -------   -------    -------
      Total revenues............   92,231    95,653    94,075   116,116     95,442   110,922   111,767    138,234
Cost of sales...................   66,900    68,548    68,014    86,097     68,356    80,488    79,861     98,711
                                  -------   -------   -------   -------    -------   -------   -------    -------
Gross margin....................   25,331    27,105    26,061    30,019     27,086    30,434    31,906     39,523
Selling, general and
  administrative expenses.......   22,180    21,944    20,935    24,252     23,157    24,399    24,923     31,230
Restructuring charge............       --        --        --        --         --        --        --     14,667
                                  -------   -------   -------   -------    -------   -------   -------    -------
Operating income (loss).........    3,151     5,161     5,126     5,767      3,929     6,035     6,983     (6,374)
Interest expense................     (241)     (520)     (571)     (534)      (594)     (847)   (1,242)    (1,226)
Interest and other income
  (expense).....................        7       (28)      (11)       10         48        69        55       (190)
                                  -------   -------   -------   -------    -------   -------   -------    -------
Income (loss) before income
  taxes.........................    2,917     4,613     4,544     5,243      3,383     5,257     5,796     (7,790)
Income taxes....................    1,225     1,937     1,829     2,109      1,387     2,155     2,521     (3,272)
                                  -------   -------   -------   -------    -------   -------   -------    -------
Net income (loss)...............  $ 1,692   $ 2,676   $ 2,715   $ 3,134    $ 1,996   $ 3,102   $ 3,275    $(4,518)
                                  =======   =======   =======   =======    =======   =======   =======    =======
Net income before restructuring
  charge........................                                                                          $ 3,991
                                                                                                          =======
Net income (loss) per share --
  diluted.......................  $  0.19   $  0.29   $  0.29   $  0.33    $  0.21   $  0.32   $  0.33    $ (0.45)
                                  =======   =======   =======   =======    =======   =======   =======    =======
Net income per share before
  restructuring charge --
  diluted.......................                                                                          $  0.39
                                                                                                          =======

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased in fiscal year 1998 as compared to fiscal years 1997 and 1996 as a result of increases in accounts receivable, costs and estimated earnings in excess of billings and income taxes receivable. Net cash used in investing activities remained constant in fiscal years 1998 and 1997 and increased from fiscal year 1996 as a result of increased capital expenditures and investments in lease contracts, as noted below, and due to acquisitions during 1998 and 1997. Net cash provided by financing activities increased during fiscal years 1998 and 1997 as compared to 1996 due to increased long-term borrowings related to acquisitions and to support the overall growth of the Company.

     Capital Expenditures. The Company used $19.9 million for capital expenditures during fiscal year 1998 as compared to $24.2 million in fiscal year 1997 and $14.4 million in fiscal year 1996. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software, computer equipment, facility expansion and telecommunications equipment used in outsourcing arrangements and as spare parts.

     Investment in Lease Contracts. The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts in fiscal year 1998 totaled $28.0 million. Net lease receivables increased to $53.7 million at April 30, 1998 from $49.4 million at April 30, 1997. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $35.6 million at April 30, 1998. Interest rates on these credit agreements at April 30, 1998 ranged from 6.0% to 10.0%, while payments are due in varying monthly installments through August 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

     Capital Resources. The Company has an $80.0 million unsecured revolving long-term credit agreement with certain banks. Up to $30.0 million of borrowings under this agreement may be in the form of commercial paper. In addition, sublimits also exist related to the Company's support of its leasing activities. Borrowings under this agreement are due May 31, 2001, and bear interest at the banks' reference rate (8.50% at April 30, 1998), except for LIBOR, CD and commercial paper based options, which generally bear interest at a rate lower than the banks' reference rate (5.9% to 6.7% at April 30, 1998). Total consolidated borrowings under this agreement at April 30, 1997 and 1998 were $17.9 million and $52.4 million. There were no borrowings on account of the Company's leasing activities at April 30, 1997 and 1998. Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the agreement, the Company is required to maintain minimum levels of EBITDA and certain other financial ratios. The Company has complied with or has obtained the appropriate waivers for such requirements as of April 30, 1998.

     Management of the Company believes that a combination of cash generated from operations, existing bank facilities and additional borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing, or the sale of equity or other securities.

ACQUISITIONS

     On June 19, 1998, the Company merged with Wordlink in a transaction accounted for under the pooling-of-interests method. Wordlink delivers network integration, groupware messaging, Internet/intranet/ e-commerce and education solutions to customers operating in a multi-vendor network environment. The agreement provided for the conversion of all shares of Wordlink common stock and all vested Wordlink stock options issued and outstanding into approximately $10.3 million of Common Stock. All outstanding Wordlink unvested stock options were converted to the equivalent value of Norstan stock options. Wordlink's stockholders' equity and operating results were not material in relation to the Company's financial statements. As such, the Company will record the combination without restating prior periods' consolidated statements of operations to reflect the pooling-of-interests combination.

     On September 30, 1997, the Company acquired PRIMA in a transaction accounted for under the purchase method. PRIMA provides IT consulting services, including information systems planning and development, consulting and programming services for collaborative computing solutions, and ERP integration services. The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Common Stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. In addition, the Company agreed to pay up to $3.5 million in contingent consideration over a three-year period ending April 30, 2000 if certain financial performance targets are achieved. This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets that are being amortized on a straight-line basis over 15 years and three years, respectively.

     On June 4, 1996, the Company acquired Connect in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, Internets and intranets, client/server applications and workgroup computing. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Common Stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company agreed to pay up to $4.0 million in contingent consideration over a three-year period ending April 30, 1999, if certain financial performance targets are achieved (as of April 30, 1998, $2.0 million of such consideration had been paid and the remaining $2.0 million has been earned and accrued). This transaction resulted in the recording of $18.4 million in goodwill and other intangible assets that are being amortized on a straight-line basis over 15 years and three years, respectively.

IMPACT OF YEAR 2000

     The Company has completed an assessment and will modify or replace portions of its hardware and software so that its computer systems will function properly with respect to dates in 2000 and thereafter. The Company has also had discussions with its significant suppliers to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems and products interface with the Company's systems or otherwise impact its operations or that of its customers. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate either their computer systems or their current product offerings available to the Company's customers.

     The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff with the assistance of an outside consultant. The Company is well under way with its efforts, which are scheduled to be completed by mid-1999. The cost of the Year 2000 initiative is estimated to be approximately $2 million to be incurred over the next two fiscal years.

     While the Company believes its planning efforts are adequate to address its Year 2000 concerns, the Year 2000 readiness of the Company's customers, and the hardware and software offerings from the Company's suppliers and business partners may vary. Although the Company does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition and results of operations, it is uncertain as to what extent the Company may be affected by such matters.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, Year 2000 compliance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the IT and telecommunications industries; the Company's business in Canada and England; stability of foreign governments; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry; and other competitive factors. Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Public Accountants....................     22
Consolidated Statements of Operations for the years ended
  April 30, 1996, 1997 and 1998.............................     23
Consolidated Balance Sheets as of April 30, 1997 and 1998...     24
Consolidated Statements of Shareholders' Equity for the
  years ended April 30, 1996, 1997 and 1998.................     25
Consolidated Statements of Cash Flows for the years ended
  April 30, 1996, 1997 and 1998.............................     26
Notes to Consolidated Financial Statements..................     27

FINANCIAL STATEMENT SCHEDULES:

     All schedules have been omitted as not required, not applicable or because the information to be presented is included in the consolidated financial statements and related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Norstan, Inc.:

     We have audited the accompanying consolidated balance sheets of Norstan, Inc. (a Minnesota corporation) and Subsidiaries as of April 30, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norstan, Inc. and Subsidiaries as of April 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
June 12, 1998

                         NORSTAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED APRIL 30,
                                                              ------------------------------
                                                                1996       1997       1998
REVENUES
  Global Services
     IT Consulting Services.................................  $ 14,426   $ 54,467   $ 92,746
     Communications Services................................   121,971    131,596    127,197
                                                              --------   --------   --------
       Total Global Services................................   136,397    186,063    219,943
  Communications Solutions..................................   179,332    205,983    228,979
  Financial Services........................................     5,635      6,029      7,443
                                                              --------   --------   --------
     Total revenues.........................................   321,364    398,075    456,365
                                                              --------   --------   --------
COST OF SALES
  Global Services
     IT Consulting Services.................................    11,000     43,315     66,457
     Communications Services................................    86,669     93,880     89,550
                                                              --------   --------   --------
       Total Global Services................................    97,669    137,195    156,007
  Communications Solutions..................................   130,090    150,204    168,965
  Financial Services........................................     2,221      2,160      2,444
                                                              --------   --------   --------
     Total cost of sales....................................   229,980    289,559    327,416
                                                              --------   --------   --------
GROSS MARGIN................................................    91,384    108,516    128,949
  Selling, general and administrative expenses..............    75,973     89,311    103,709
  Restructuring charge......................................        --         --     14,667
                                                              --------   --------   --------
OPERATING INCOME............................................    15,411     19,205     10,573
  Interest expense..........................................    (1,351)    (1,866)    (3,909)
  Interest and other income (expense), net..................        89        (22)       (18)
                                                              --------   --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES....................    14,149     17,317      6,646
  Provision for income taxes................................     5,660      7,100      2,791
                                                              --------   --------   --------
NET INCOME..................................................  $  8,489   $ 10,217   $  3,855
                                                              ========   ========   ========
NET INCOME PER SHARE -- BASIC...............................  $   1.00   $   1.12   $   0.40
                                                              ========   ========   ========
NET INCOME PER SHARE -- DILUTED.............................  $   0.94   $   1.08   $   0.39
                                                              ========   ========   ========
WEIGHTED AVERAGE SHARES -- BASIC............................     8,526      9,140      9,719
                                                              ========   ========   ========
WEIGHTED AVERAGE SHARES -- DILUTED..........................     8,985      9,418      9,917
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  AS OF APRIL 30,
                                                                --------------------
                                                                  1997        1998
                                       ASSETS
CURRENT ASSETS
  Cash......................................................    $  5,147    $  1,869
  Accounts receivable, net of allowances for doubtful
    accounts of $1,783 and $1,171...........................      76,027      97,206
  Current lease receivables.................................      19,595      18,751
  Inventories...............................................       7,636      10,008
  Costs and estimated earnings in excess of billings of
    $11,948 and $17,335.....................................      11,556      19,091
  Deferred income tax benefits..............................       3,954       2,488
  Prepaid expenses, deposits and other......................       2,925       8,108
                                                                --------    --------
         Total current assets...............................     126,840     157,521
                                                                --------    --------
PROPERTY AND EQUIPMENT
  Machinery and equipment...................................      93,895      75,712
  Less -- accumulated depreciation and amortization.........     (48,409)    (37,713)
                                                                --------    --------
    Net property and equipment..............................      45,486      37,999
                                                                --------    --------
OTHER ASSETS
  Goodwill, net of accumulated amortization of $5,443 and
    $7,979..................................................      21,264      43,206
  Lease receivables, net of current portion.................      29,775      34,998
  Other.....................................................         808       1,884
                                                                --------    --------
         Total other assets.................................      51,847      80,088
                                                                --------    --------
                                                                $224,173    $275,608
                                                                ========    ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt......................    $    389    $  3,257
  Current maturities of discounted lease rentals............      13,878      14,758
  Accounts payable..........................................      24,486      24,135
  Deferred revenue..........................................      18,680      19,953
  Accrued liabilities
    Salaries and wages......................................      13,065      15,123
    Warranty costs..........................................       2,348       1,776
    Other liabilities.......................................      10,721      10,509
  Billings in excess of costs and estimated earnings of
    $12,829 and $16,390.....................................       5,789       9,442
                                                                --------    --------
         Total current liabilities..........................      89,356      98,953
LONG-TERM DEBT, net of current maturities...................      18,284      52,440
DISCOUNTED LEASE RENTALS, net of current maturities.........      24,043      20,883
DEFERRED INCOME TAXES.......................................       8,120       5,661
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 11)
SHAREHOLDERS' EQUITY
  Common stock -- $.10 par value; 40,000,000 authorized
    shares; 9,387,458 and 9,963,716 shares issued and
    outstanding.............................................         939         996
  Capital in excess of par value............................      34,556      44,741
  Retained earnings.........................................      50,192      54,048
  Unamortized cost of stock.................................        (142)       (641)
  Foreign currency translation adjustments..................      (1,175)     (1,473)
                                                                --------    --------
         Total shareholders' equity.........................      84,370      97,671
                                                                --------    --------
                                                                $224,173    $275,608
                                                                ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                  COMMON STOCK                                                 FOREIGN
                              --------------------   CAPITAL IN                               CURRENCY
                                SHARES               EXCESS OF    RETAINED    UNAMORTIZED    TRANSACTION
                              OUTSTANDING   AMOUNT   PAR VALUE    EARNINGS   COST OF STOCK   ADJUSTMENTS    TOTAL
BALANCE, APRIL 30, 1995.....     4,215       $422     $26,031     $31,486        $(149)        $  (806)    $56,984
  Stock issued for employee
    benefit plans...........       144         14       2,024          --           55              --       2,093
  Foreign currency
    translation
    adjustments.............        --         --          --          --           --             (49)        (49)
  Effect of two-for-one
    stock split.............     4,359        436        (436)         --           --              --          --
  Net income................        --         --          --       8,489           --              --       8,489
                                 -----       ----     -------     -------        -----         -------     -------
BALANCE, APRIL 30, 1996.....     8,718        872      27,619      39,975          (94)           (855)     67,517
  Stock issued for employee
    benefit plans...........       531         53       4,951          --          (48)             --       4,956
  Stock issued for
    acquisition.............       138         14       1,986          --           --              --       2,000
  Foreign currency
    translation
    adjustments.............        --         --          --          --           --            (320)       (320)
  Net income................        --         --          --      10,217           --              --      10,217
                                 -----       ----     -------     -------        -----         -------     -------
BALANCE, APRIL 30, 1997.....     9,387        939      34,556      50,192         (142)         (1,175)     84,370
  Stock issued for employee
    benefit plans...........       258         25       3,892           1         (499)             --       3,419
  Stock issued for
    acquisition.............       319         32       6,293          --           --              --       6,325
  Foreign currency
    translation
    adjustments.............        --         --          --          --           --            (298)       (298)
  Net income................        --         --          --       3,855           --              --       3,855
                                 -----       ----     -------     -------        -----         -------     -------
BALANCE, APRIL 30, 1998.....     9,964       $996     $44,741     $54,048        $(641)        $(1,473)    $97,671
                                 =====       ====     =======     =======        =====         =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED APRIL 30,
                                                          -----------------------------------
                                                            1996         1997         1998
OPERATING ACTIVITIES
  Net income............................................  $   8,489    $  10,217    $   3,855
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Restructuring charge...............................         --           --       14,667
     Depreciation and amortization......................     12,517       16,964       21,115
     Deferred income taxes..............................       (465)         (45)       1,944
     Changes in operating items, net of acquisition
       effects:
       Accounts receivable..............................     (3,961)     (16,319)     (18,803)
       Inventories......................................        167        3,532       (2,397)
       Costs and estimated earnings in excess of
          billings......................................      5,715       (6,371)      (7,584)
       Prepaid expenses, deposits and other.............       (111)        (386)         498
       Accounts payable.................................     (1,403)       7,047         (745)
       Deferred revenue.................................      2,815          468        1,291
       Accrued liabilities..............................      1,252        2,514       (5,823)
       Income taxes payable/receivable..................        510         (144)      (6,136)
       Billings in excess of costs and estimated
          earnings......................................      2,445        1,223        3,665
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     27,970       18,700        5,547
                                                          ---------    ---------    ---------
INVESTING ACTIVITIES
  Additions to property and equipment, net..............    (14,385)     (24,219)     (19,873)
  Cash paid for acquisitions, net of cash acquired......         --      (11,794)     (20,450)
  Investment in lease contracts.........................    (17,622)     (31,545)     (28,049)
  Collections from lease contracts......................     18,240       21,949       23,589
  Other, net............................................       (178)         314         (124)
                                                          ---------    ---------    ---------
     Net cash used for investing activities.............    (13,945)     (45,295)     (44,907)
                                                          ---------    ---------    ---------
FINANCING ACTIVITIES
  Repayment of debt assumed in acquisition..............         --       (1,743)      (2,013)
  Borrowings on long-term debt..........................    112,435      227,820      290,181
  Repayments of long-term debt..........................   (128,993)    (210,161)    (253,102)
  Borrowings on discounted lease rentals................     13,173       22,396       13,472
  Repayments of discounted lease rentals................    (12,767)     (12,583)     (15,717)
  Proceeds from sale of common stock....................      1,615        3,017        2,868
  Tax benefits from shares issued to employees..........        340        1,869          385
                                                          ---------    ---------    ---------
     Net cash provided by (used for) financing
       activities.......................................    (14,197)      30,615       36,074
                                                          ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................         (3)          (6)           8
                                                          ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH.........................       (175)       4,014       (3,278)
CASH, BEGINNING OF YEAR.................................      1,308        1,133        5,147
                                                          ---------    ---------    ---------
CASH, END OF YEAR.......................................  $   1,133    $   5,147    $   1,869
                                                          =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS:

     Norstan is a technology services company providing information technology ("IT") and communications systems solutions to over 18,000 customers in the United States, Canada and England. Norstan, Inc. ("Norstan" or the "Company") manages the operations of its subsidiaries, Norstan Communications, Inc. ("NCI"), Norstan Canada Inc. ("NCDA"), Connect Computer Company ("Connect"), Vadini, Inc. (d/b/a PRIMA Consulting, Inc.) ("PRIMA"), Connaissance Consulting, LLC ("Connaissance"), Norstan Financial Services, Inc. ("NFS"), Norstan Network Services, Inc. ("NNS"), Norstan Network Services, Inc. of New Hampshire, Norstan International, Inc. ("NII") and Norstan-UK Limited. The Company is headquartered in Minneapolis, Minnesota, with sales and service offices in 68 locations in the United States and Canada. The Company provides IT consulting and communications services, communications and technology products and competitive financing through its three operating units, Global Services, Communications Solutions and Financial Services. Through strategic partnerships and acquisitions, the Company has become a single-source provider for its customers' integrated voice, video and data network solutions.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

  Revenue Recognition:

     Global Services' revenues from IT consulting, application development and systems integration are recognized as services are provided. Revenues from maintenance service contracts, moves, adds, and changes, resale of long distance services, and network integration services, are also recognized as the services are provided. Communications Solutions' revenues from the sale and installation of products and systems are recognized under the percentage-of-completion method of accounting for long-term contracts, while revenues generated from the secondary equipment market are recognized upon performance of contractual obligations, which is generally upon installation or shipment. Financial Services' revenues are recognized over the life of the related lease receivables using the effective interest method. In addition, Norstan grants credit to customers and generally does not require collateral or any other security to support amounts due, other than equipment originally leased.

  Fair Value of Financial Instruments:

     Fair values of long-term obligations, lease receivables and trade receivables were estimated at their carrying values at April 30, 1997 and 1998, and were estimated in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments."

                         NORSTAN, INC. AND SUBSIDIARIES

  Inventories:

     Inventories include purchased parts and equipment and are stated at the lower of cost, determined on a first-in, first-out basis, or realizable market value.

  Property and Equipment:

     Property and equipment are stated at cost and include expenditures that increase the useful lives of existing property and equipment. Maintenance, repairs and minor renewals are charged to operations as incurred. Generally, when property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations. For capitalized telecommunications equipment used as spare parts, the composite depreciation method is used whereby the cost of property retired less any salvage value is charged against accumulated depreciation and no gain or loss is recognized. The net book value of capitalized telecommunications equipment was $16,605,000 and $6,410,000 as of April 30, 1997 and 1998, respectively (see Note 3). Machinery and equipment is depreciated over the estimated useful lives of two to ten years under the straight-line method for financial reporting purposes. Accelerated methods of depreciation are used for income tax reporting. In the event that facts and circumstances indicate that the carrying amount of property may not be recoverable, an evaluation would be performed using such factors as recent operating results, projected cash flows and management's plans for future operations.

  Goodwill:

     Goodwill is being amortized on a straight-line basis over 15-20 years. The Company periodically evaluates whether events or circumstances have occurred that may indicate that the remaining estimated useful lives may warrant revision or that the remaining goodwill balance may not be fully recoverable. In the event that factors indicate that the goodwill in question should be evaluated for possible impairment, a determination of the overall recoverability would be made.

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

  Earnings Per Share Data and Stock Split:

     In the fiscal year ended April 30, 1998, the Company adopted SFAS No. 128 "Earnings per Share," which requires disclosure of basic earnings per share ("EPS") and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by Accounting Principles Board ("APB") Opinion No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed similarly to EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB Opinion No. 15.

                         NORSTAN, INC. AND SUBSIDIARIES

     As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for all prior periods were restated. The effect of this accounting change on reported EPS data is as follows:

                                                                 YEARS ENDED
                                                                  APRIL 30,
                                                              -----------------
                                                              1996        1997
Primary EPS as reported.....................................  $0.94       $1.08
Effect of SFAS No. 128......................................   0.06        0.04
                                                              -----       -----
Basic EPS as restated.......................................  $1.00       $1.12
                                                              =====       =====
Fully diluted EPS as reported...............................  $0.94       $1.08
Effect of SFAS No. 128......................................     --          --
                                                              -----       -----
Diluted EPS as restated.....................................  $0.94       $1.08
                                                              =====       =====

     A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):

                                                                YEARS ENDED APRIL 30,
                                                              -------------------------
                                                               1996     1997      1998
Net income..................................................  $8,489   $10,217   $3,855
                                                              ======   =======   ======
Weighted average common shares outstanding -- Basic.........   8,526     9,140    9,719
Effect of dilutive securities:
  Stock option plans........................................     452       269      196
  Employee stock purchase plan..............................       7         9        2
                                                              ------   -------   ------
     Weighted average common shares outstanding --Diluted...   8,985     9,418    9,917
                                                              ======   =======   ======
Net income per share -- Basic...............................  $ 1.00   $  1.12   $ 0.40
                                                              ======   =======   ======
Net income per share -- Diluted.............................  $ 0.94   $  1.08   $ 0.39
                                                              ======   =======   ======

     On June 20, 1996, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. The stock split has been retroactively reflected in the accompanying consolidated financial statements and related notes. All share and per share data have been restated to reflect the stock split.

  Supplemental Cash Flow Information:

     Supplemental disclosure of cash flow information is as follows (in thousands):

                                                               YEARS ENDED APRIL 30,
                                                              ------------------------
                                                               1996     1997     1998
Cash paid for:
  Interest..................................................  $3,608   $3,996   $6,457
  Income taxes..............................................   5,218    4,995    5,545
Non-cash investing and financing activities:
  Stock issued for acquisitions.............................  $   --   $2,000   $6,325
  Earnout and noncompete agreements related to
     acquisitions...........................................  $   --   $2,667   $2,333

  Recently Issued Accounting Standards:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, establishes requirements for disclosure of comprehensive income

                         NORSTAN, INC. AND SUBSIDIARIES
and becomes effective for the Company's fiscal year ended April 30, 1999. Reclassification of earlier financial statements for comparative purposes is required. The Company believes SFAS No. 130 will not have a significant impact on the Company's financial statements.

     The Company adopted Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," effective May 1, 1997. The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. The Company capitalized approximately $6.0 million of costs associated with internal-use software developed or obtained during fiscal year 1998.

NOTE 3 -- RESTRUCTURING:

     During fiscal year 1998, the Company recorded a restructuring charge of $14.7 million in connection with management's plan to reduce costs, consolidate and reorganize operations, and improve operating efficiencies. Restructuring efforts focused primarily on the following: (i) consolidation of seven semi-autonomous geographic sales and service organizations into a single, more focused sales and operations organization; (ii) the consolidation of 36 warehouses and parts locations into three strategically located distribution centers; and (iii) the reorganization and integration of the IT consulting services operations, including the Norstan Call Center Solutions Group, Connect, and PRIMA into a single, customer-focused organization. The restructuring charge relates primarily to the write-down of certain assets to their fair market values ($12.2 million), severance and employee benefit costs ($1.2 million), and lease termination costs ($1.3 million).

NOTE 4 -- ACQUISITIONS:

     On June 4, 1996, the Company acquired Connect in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, Internets and intranets, client/server applications and workgroup computing. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Norstan Common Stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company agreed to pay up to $4.0 million in contingent consideration over a three-year period ending April 30, 1999, if certain financial performance targets are achieved (as of April 30, 1998, $2.0 million of such consideration had been paid and the remaining $2.0 million has been earned and accrued). This transaction resulted in the recording of $18.4 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over 15 years and three years, respectively.

     On September 30, 1997, the Company acquired PRIMA in a transaction accounted for under the purchase method. PRIMA provides IT consulting services, including information systems planning and development, consulting and programming services for collaborative computing solutions and ERP integration services. The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Norstan Common Stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. In addition, the Company agreed to pay up to $3.5 million in contingent consideration over a three-year period ending April 30, 2000 if certain financial performance targets are achieved. This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over 15 years and three years, respectively.

     Pro forma information for Connect and PRIMA in the year of acquisition has not been disclosed as such information was not materially different from the Company's results of operations.

     In June 1998, the Company merged with Wordlink in a transaction accounted for under the pooling-of-interests method. Wordlink delivers network integration, groupware messaging, Internet/intranet/ e-commerce and education solutions to business clients operating in a multi-vendor network environment. The

                         NORSTAN, INC. AND SUBSIDIARIES
agreement calls for all shares of Wordlink common stock and all vested stock options issued and outstanding to be converted into approximately $10.3 million of Norstan common stock. All outstanding Wordlink unvested stock options were converted to the equivalent value of Norstan stock options. Wordlink's stockholders' equity and operating results were not material in relation to the Company's financial statements. As such, the Company will record the combination without restating prior periods' financial statements.

NOTE 5 -- LEASE RECEIVABLES:

     The Company provides financing for the Company's customers and has financed customer equipment purchases in the amounts of $17,622,000, $31,545,000, and $28,049,000 during fiscal years ended April 30, 1996, 1997 and 1998, respectively. Leases are primarily accounted for as sales-type leases for financial reporting purposes.

     The components of lease receivables outstanding are summarized as follows (in thousands):

                                                                AS OF APRIL 30,
                                                              -------------------
                                                                1997       1998
Gross lease receivables.....................................  $ 53,258   $ 58,136
Residual values.............................................     9,048      8,297
Less:
  Unearned income...........................................   (11,091)   (11,039)
  Allowance for financing losses............................    (1,845)    (1,645)
                                                              --------   --------
Total lease receivables - net...............................    49,370     53,749
Less -- current maturities..................................   (19,595)   (18,751)
                                                              --------   --------
Long-term lease receivables.................................  $ 29,775   $ 34,998
                                                              ========   ========

     The aggregate amount of gross lease receivables maturing in each of the five years following April 30, 1998 is as follows (in thousands):

                        YEARS ENDING
                         APRIL 30,                            AMOUNT
  1999......................................................  $22,654
  2000......................................................   16,666
  2001......................................................   10,500
  2002......................................................    5,709
  2003 and thereafter.......................................    2,607
                                                              -------
                                                              $58,136
                                                              =======

                         NORSTAN, INC. AND SUBSIDIARIES

NOTE 6 -- DEBT OBLIGATIONS:

  Long-Term Debt:

     Long-term debt consists of the following (in thousands):

                                                               AS OF APRIL 30,
                                                              -----------------
                                                               1997      1998
Bank financing:
  Revolving credit agreement................................  $ 6,920   $   385
  Certificates of deposit and commercial paper..............   11,000    52,000
Capital lease obligations and other long-term debt..........      753     3,312
                                                              -------   -------
Total long-term debt........................................   18,673    55,697
Less -- current maturities..................................     (389)   (3,257)
                                                              -------   -------
                                                              $18,284   $52,440
                                                              =======   =======

  Bank Financing:

     The Company has an $80.0 million unsecured revolving long-term credit agreement with certain banks. Up to $30.0 million of borrowings under this agreement may be in the form of commercial paper. In addition, up to $8.0 million and $6.0 million may be used to support the leasing activities of NFS and NCDA, respectively. Borrowings under this agreement are due May 31, 2001, and bear interest at the banks' reference rate (8.50% at April 30, 1998), except for LIBOR, CD and commercial paper based options, which generally bear interest at a rate lower than the banks' reference rate (5.9% to 6.7% at April 30, 1998). Total consolidated borrowings under this agreement at April 30, 1997 and 1998 were $17.9 million and $52.4 million. There were no borrowings on account of NFS or NCDA at April 30, 1997 and 1998. Annual commitment fees on the unused portions of the credit facility are 0.25%.

     Under the agreement, the Company is required to maintain minimum levels of EBITDA and certain other financial ratios. The Company has complied with or has obtained the appropriate waivers for such requirements as of April 30, 1998.

  Short-Term Borrowings:

     In addition to borrowing funds under its revolving credit agreement, the Company periodically borrows funds from banks on a short-term basis for working capital purposes. There were no short-term borrowings during 1998 and 1996. Short-term borrowing amounts during fiscal year 1997 were as follows:

Maximum amount outstanding during the year..................    $2,325,000
Average borrowings during the year..........................    $   29,600
Weighted average interest rates during the year.............          8.36%

NOTE 7 -- DISCOUNTED LEASE RENTALS:

     NFS and NCDA utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10% and payments are generally due in varying monthly installments through August 2005.

                         NORSTAN, INC. AND SUBSIDIARIES

     Discounted lease rentals consisted of the following (in thousands):

                                                                  AS OF APRIL 30,
                                                                --------------------
                                                                  1997        1998
Nonrecourse borrowings......................................    $ 37,329    $ 35,635
Recourse borrowings.........................................         592           6
                                                                --------    --------
Total discounted lease rentals..............................      37,921      35,641
Less -- current maturities..................................     (13,878)    (14,758)
                                                                --------    --------
                                                                $ 24,043    $ 20,883
                                                                ========    ========

     Aggregate maturities of discounted lease rentals as of April 30, 1998 are as follows (in thousands):

                   YEARS ENDING APRIL 30,                       AMOUNT
1999........................................................    $14,758
2000........................................................      9,978
2001........................................................      6,438
2002........................................................      3,222
2003 and thereafter.........................................      1,245
                                                                -------
                                                                $35,641
                                                                =======

NOTE 8 -- INCOME TAXES:

     The domestic and foreign components of income before the provision for income taxes are as follows (in thousands):

                                                                 YEARS ENDED APRIL 30,
                                                              ----------------------------
                                                               1996       1997       1998
Domestic..................................................    $13,365    $16,215    $5,914
Foreign...................................................        784      1,102       732
                                                              -------    -------    ------
                                                              $14,149    $17,317    $6,646
                                                              =======    =======    ======

     The provision (benefit) for income taxes consisted of the following (in thousands):

                                                                  YEARS ENDED APRIL 30,
                                                                --------------------------
                                                                 1996      1997      1998
Current
  Domestic..................................................    $5,656    $7,361    $  410
  Foreign...................................................       469      (216)      437
                                                                ------    ------    ------
                                                                 6,125     7,145       847
                                                                ------    ------    ------
Deferred
  Domestic..................................................      (235)     (572)    2,840
  Foreign...................................................      (230)      527      (896)
                                                                ------    ------    ------
                                                                  (465)      (45)    1,944
                                                                ------    ------    ------
     Provision for income taxes.............................    $5,660    $7,100    $2,791
                                                                ======    ======    ======

                         NORSTAN, INC. AND SUBSIDIARIES

     The differences between the effective tax rate and income taxes computed using the federal statutory rate were as follows:

                                                                   YEARS ENDED APRIL 30,
                                                                  ------------------------
                                                                  1996      1997      1998
Federal statutory rate......................................       35%       35%       35%
State income taxes, net of federal tax benefit..............        4         5         5
Goodwill and other, net.....................................        1         1         2
                                                                   --        --        --
                                                                   40%       41%       42%
                                                                   ==        ==        ==

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of April 30 (in thousands):

                                                                  1997        1998
Accelerated depreciation....................................    $(30,613)   $(34,627)
Amortization of intangible assets...........................        (497)        146
Capital and operating leases................................      21,394      27,335
Long-term contract costs....................................        (147)       (753)
Inventory and warranty reserves.............................         891         480
Allowance for doubtful accounts.............................       1,470       1,116
Vacation reserves...........................................       1,226       1,016
Self insurance reserve......................................         578         457
Other, net..................................................       1,762       1,893
Valuation allowance.........................................        (230)       (236)
                                                                --------    --------
     Net deferred tax liabilities...........................    $ (4,166)   $ (3,173)
                                                                ========    ========

NOTE 9 -- STOCK OPTIONS AND STOCK PLANS:

     The 1986 Long-Term Incentive Plan of Norstan, Inc. ("1986 Plan") provided for the granting of non-qualified stock options, incentive stock options and restricted stock. The 1986 Plan, as amended in fiscal year 1994, provided for a maximum of 1,600,000 shares to be granted to key employees in the form of stock options or restricted stock. As of September 20, 1995, with the adoption of a successor plan, no additional grants will be issued under the 1986 Plan.

     The Norstan, Inc. 1995 Long-Term Incentive Plan ("1995 Plan") permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock, providing for a maximum of 1,200,000 shares to be granted as performance awards and other stock-based awards. Stock options are granted at a price equal to the market price on the date of grant, and are generally exercisable at 20%-25% per year and expire after ten years. At April 30, 1998, 298,500 shares were available for future grants. During June 1998, the Company granted 535,500 stock options of which approximately 244,000 are contingent upon future shareholder approval.

     The Restated Non-Employee Directors' Stock Plan ("Directors' Plan") provides for a maximum of 292,000 shares to be granted. As determined by the Board of Directors, options for 20,000 shares are to be granted to each non-employee director of the Company upon election and additional discretionary stock options may be amended upon board approval. These options are granted at a price equal to the market price on the date of grant, exercisable at 20% to 25% per year and expire after ten years. In addition, the Directors' Plan provides for the payment of an annual retainer to each non-employee director on the date of each annual meeting of shareholders. As of April 30, 1998, 14,440 shares had been issued as annual retainers and 92,060 shares were available for future grant/payment under the Directors' Plan.

                         NORSTAN, INC. AND SUBSIDIARIES

     Shares subject to option are summarized as follows:

                                           1995 PLAN                     1986 PLAN                  DIRECTORS' PLAN
                                   --------------------------    --------------------------    --------------------------
                                                  WEIGHTED                      WEIGHTED                      WEIGHTED
                                    STOCK         AVERAGE         STOCK         AVERAGE         STOCK         AVERAGE
                                   OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
BALANCE -- APRIL 30, 1995......         N/A           N/A         644,400        $ 4.23         140,000        $ 3.86
  Options granted..............          --            --         225,000         11.87          20,000         12.50
  Options canceled.............          --            --         (29,400)         9.18              --            --
  Options exercised............          --            --        (162,100)         2.84              --            --
                                   --------        ------        --------        ------        --------        ------
BALANCE -- APRIL 30, 1996......         N/A           N/A         677,900          6.88         160,000          4.94
  Options granted..............     310,500        $15.01              --            --              --            --
  Options canceled.............          --            --         (96,000)         9.62              --            --
  Options exercised............          --            --        (296,100)         3.49        (120,000)         3.24
                                   --------        ------        --------        ------        --------        ------
BALANCE -- APRIL 30, 1997......     310,500         15.01         285,800          9.49          40,000         10.06
  Options granted..............     647,000         17.76              --            --          25,500         20.06
  Options canceled.............    (104,900)        15.62         (62,200)        10.86              --            --
  Options exercised............     (15,300)        15.01        (103,400)         7.00              --            --
                                   --------        ------        --------        ------        --------        ------
BALANCE -- APRIL 30, 1998......     837,300        $17.06         120,200        $10.92          65,500        $13.96
                                   ========        ======        ========        ======        ========        ======
Options exercisable at:
  April 30, 1996...............         N/A           N/A         375,936        $ 4.23         140,000        $ 4.00
                                   ========        ======        ========        ======        ========        ======
  April 30, 1997...............          --        $   --         103,036        $ 7.43          28,000        $ 9.02
                                   ========        ======        ========        ======        ========        ======
  April 30, 1998...............      57,100        $14.72          46,640        $10.79          39,500        $11.47
                                   ========        ======        ========        ======        ========        ======

     Additional information regarding options outstanding/exercisable at April 30, 1998 is as follows:

                                                                                WEIGHTED
                          NUMBER OF                          WEIGHTED           AVERAGE          NUMBER OF        WEIGHTED
                           OPTIONS      EXERCISE PRICE       AVERAGE           REMAINING          OPTIONS         AVERAGE
                         OUTSTANDING        RANGE         EXERCISE PRICE    CONTRACTUAL LIFE    EXERCISABLE    EXERCISE PRICE
1995 PLAN..............    150,000      $14.13-$14.19         $14.16           9.00 years          20,000          $14.19
                           226,300      $15.00-$16.00         $15.03           8.35 years          37,100          $15.01
                           321,000              $17.50        $17.50           9.26 years              --          $   --
                           140,000      $19.50-$28.25         $22.44           9.57 years              --          $   --
                           -------      -------------         ------           ----------          ------          ------
                           837,300      $14.13-$28.25         $17.06           9.02 years          57,100          $14.72
                           =======      =============         ======           ==========          ======          ======
1986 PLAN..............     17,200      $  4.25-$6.88         $ 5.17           3.65 years           6,640          $ 4.25
                           103,000             $11.88         $11.88           7.11 years          40,000          $11.88
                           -------      -------------         ------           ----------          ------          ------
                           120,200      $ 4.25-$11.88         $10.92           6.61 years          46,640          $10.79
                           =======      =============         ======           ==========          ======          ======
DIRECTORS' PLAN........     20,000             $ 7.63         $ 7.63           4.70 years          20,000          $ 7.63
                            20,000             $12.50         $12.50           7.39 years          12,000          $12.50
                            25,500             $20.06         $20.06           9.41 years           7,500          $20.06
                           -------      -------------         ------           ----------          ------          ------
                            65,500      $ 7.63-$20.06         $13.96           7.36 years          39,500          $11.47
                           =======      =============         ======           ==========          ======          ======

     The Company has awarded restricted stock grants to selected employees under the 1986 Plan and the 1995 Plan. Recipients of restricted stock awards under these plans were not required to make any payments for the stock or provide consideration other than the rendering of services. Shares of stock awarded under the plans are subject to certain restrictions on transfer and all or part of the shares awarded to an employee may be subject to forfeiture upon the occurrence of certain events, including termination of employment. Through April 30, 1998, 140,706 shares and 59,100 shares have been awarded under the 1986 Plan and the 1995 Plan, respectively. The fair market value of the shares granted under these plans is amortized over a three- to four-year period. Amortization of $137,000, $70,000, and $165,800 has been charged to operations in 1996, 1997 and 1998, respectively.

                         NORSTAN, INC. AND SUBSIDIARIES

     The Company has maintained an Employee Stock Purchase Plan (the "Employee Stock Plan") since 1980 that allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company's common stock. The Employee Stock Plan was amended effective July 1998 to allow shares to be purchased quarterly rather than annually under the Employee Stock Plan at a price equal to 85% of the low market price on the last day of the quarter rather than the last day of the calendar year. During fiscal year 1998, 100,813 shares were issued under this plan and, at April 30, 1998, 483,773 shares were available for future issuance.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (in thousands) and net income per common share would have been decreased to the following pro forma amounts:

                                                                YEARS ENDED APRIL 30,
                                                              -------------------------
                                                               1996     1997      1998
Net income:
  As reported...............................................  $8,489   $10,217   $3,855
  Pro forma.................................................   7,964     9,360    1,968
Net income per common share:
  As reported
     basic..................................................  $ 1.00   $  1.12   $ 0.40
     diluted................................................    0.94      1.08     0.39
  Pro forma
     basic..................................................  $ 0.93   $  1.02   $ 0.20
     diluted................................................    0.89      0.99     0.20

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair values of options granted and Employee Stock Plan shares were as follows:

                                                                                               EMPLOYEE
                                                    1995 PLAN   1986 PLAN   DIRECTORS' PLAN   STOCK PLAN
Fiscal 1996 grants................................       --       $6.49         $ 7.29          $2.15
Fiscal 1997 grants................................    $7.95         N/A             --          $2.96
Fiscal 1998 grants................................    $8.99         N/A         $11.63          $5.54

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 1996, 1997 and 1998:

                                                         YEARS ENDED APRIL 30,
                                                      ---------------------------
                                                       1996      1997      1998
Risk-free interest rate.............................    5.74%     6.28%     6.06%
Expected life of options............................  7 years   7 years   7 years
Expected life of Employee Stock Plan................   1 year    1 year    1 year
Expected volatility.................................      57%       35%       36%
Expected dividend yield.............................       --        --        --

                         NORSTAN, INC. AND SUBSIDIARIES

     The tax benefits associated with the exercise of stock options or issuance of shares under the Company's stock option plans, not related to expenses recognized for financial reporting purposes, have been credited to capital in excess of par value in the accompanying consolidated balance sheets.

NOTE 10 -- 401(K) PLAN:

     The Company has 401(k) profit-sharing plans (the "401(k) Plans") covering substantially all full-time employees. Eligible employees may elect to defer up to 15% of their eligible compensation. The Company may make discretionary matching contributions of up to 6% of each plan participant's eligible compensation. Company contributions to the 401(k) Plans were $1,267,000, $1,746,000 and $1,822,000 for the years ending April 30, 1996, 1997 and 1998, respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES:

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

  Operating Lease Commitments:

     The Company and its subsidiaries conduct a portion of their operations in leased facilities. Most of the leases require payment of maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Lease expense, as recorded in the accompanying consolidated statements of operations, was $10,501,000, $10,914,000, and $11,494,000 in fiscal years 1996, 1997, and
1998, respectively.

     Future minimum lease payments under noncancelable leases with initial or remaining terms of one year or more were as follows at April 30, 1998 (in thousands):

                   YEARS ENDING APRIL 30,                       AMOUNT
1999........................................................    $ 7,270
2000........................................................      6,515
2001........................................................      5,319
2002........................................................      4,182
2003 and thereafter.........................................     18,611
                                                                -------
                                                                $41,897
                                                                =======

  Vendor Agreements:

     Under its agreement with Siemens, the Company purchases communications equipment and products for field application and installation. The current distributor agreement with Siemens, which commenced in July 1993, has been renewed through July 27, 1999 while a new distribution agreement is being negotiated.

  Shareholder Rights Plan:

     The Company has a shareholder rights plan, as amended in March 1998 (the "Plan"), which expires in 2008. Under the Plan, shareholders are deemed the owners of "Rights" attaching to each share of common stock. Upon any person (an "Acquiring Person") becoming the owner of 15% or more of the issued and outstanding shares of the Company's common stock (a "Stock Acquisition Date"), each Right will enable the holder to purchase an additional share of the Company's common stock at a price equal to 50% of the then current market price. In the event that the Company is acquired in a merger or other business combination transaction where the Company is not the surviving corporation or 50% or more of the Company's assets or

                         NORSTAN, INC. AND SUBSIDIARIES
earnings power is sold, each Right entitles the holder to receive, upon exercise of the Right at the then current purchase price of the Right, common stock of the acquiring entity that has a value of two times the purchase price of the Right. The Plan also authorizes the Company, under certain circumstances, to redeem the Rights at a redemption price of $0.01 per Right and, following any Stock Acquisition Date, to exchange one share of the Company's common stock for each Right held by a shareholder other than an Acquiring Person.

NOTE 12 -- BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

     The Company operates in three business segments, Global Services, Communications Solutions, and Financial Services. Due to the Company's continuing expansion and growth in the area of IT consulting services, financial results for Global Services are now reported as (i) IT Consulting Services and
(ii) Communication Services. Norstan IT Consulting Services provides IT services including ERP and sales management package implementation, groupware consulting, Internet/intranet/e-commerce solutions, CTI and outsourced facilities management. Communications Services provides customer support services for communications systems, including maintenance services, systems modifications and long distance services. Communications Solutions provides a broad array of solutions including telephone systems, integrated voice processing, call center technologies and video/audio/data conferencing solutions. The name change from Communications Systems to Communications Solutions more accurately reflects the Company's commitment to provide its customers with design, installation and implementation services as well the hardware and software components necessary for successful implementation of complex communications systems. Financial Services supports the sales process by providing customized financing alternatives. The Company believes that its breadth of product and service offerings fosters long-term client relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry.

                         NORSTAN, INC. AND SUBSIDIARIES

     The Company elected early adoption of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 30, 1998. Adoption of this statement required the Company to provide the disclosure of segment information but did not require significant changes in the way geographic information was disclosed. Disclosures under SFAS No. 131 are as follows:

                                 GLOBAL SERVICES
                          ------------------------------    TOTAL
                          IT CONSULTING   COMMUNICATIONS    GLOBAL    COMMUNICATIONS   FINANCIAL
                            SERVICES         SERVICES      SERVICES     SOLUTIONS      SERVICES    CORPORATE    TOTAL
                                                                 (IN THOUSANDS)
1996:
Revenue..................    $14,426         $121,971      $136,397      $179,332       $ 5,635    $     --    $321,364
Operating income.........        685            6,141         6,826         6,368         2,217          --      15,411
Depreciation and
  amortization...........        389            4,262         4,651         4,350            13       3,503      12,517
Identifiable assets......      4,081           42,459        46,540        40,807        36,916      36,725     160,988
Capital expenditures.....        475            4,714         5,189         4,900            20       4,276      14,385
1997:
Revenue..................    $54,467         $131,596      $186,063      $205,983       $ 6,029    $     --    $398,075
Operating income.........      3,239            6,395         9,634         6,754         2,817          --      19,205
Depreciation and
  amortization...........      2,245            4,938         7,183         5,117            14       4,650      16,964
Identifiable assets......     26,865           51,463        78,328        49,000        47,928      48,917     224,173
Capital expenditures.....      2,202            7,335         9,537         7,400            14       7,268      24,219
1998:
Revenue..................    $92,746         $127,197      $219,943      $228,979       $ 7,443    $     --    $456,365
Operating income(1)......      6,976             (678)        6,298           199         4,076          --      10,573
Depreciation and
  amortization...........      4,434            5,730        10,164         5,657            15       5,279      21,115
Identifiable assets......     63,554           55,465       119,019        52,000        52,616      51,973     275,608
Capital expenditures.....      2,115            5,998         8,113         5,900            20       5,840      19,873

---------------
(1) Segment totals include allocation of the fiscal year 1998 restructuring charge of $14,667,000. Operating income of each segment, prior to the allocation of the restructuring charge to each unit, was as follows: IT Consulting Services -- $8,130,000; Communications Services -- $7,425,000; Total Global Services -- $15,555,000; Communications Solutions -- $5,609,000; and Financial Services -- $4,076,000. (See Note 3.)

                         NORSTAN, INC. AND SUBSIDIARIES

     The following table sets forth the Company's operations and related asset information by geographic area as of and for the years ended April 30 (in thousands):

                                                    1996       1997       1998
REVENUES:
  United States.................................  $287,171   $365,796   $423,446
  Canada........................................    34,193     32,279     32,919
                                                  --------   --------   --------
                                                  $321,364   $398,075   $456,365
                                                  ========   ========   ========
NET INCOME:
  United States.................................  $  7,943   $  9,426   $  4,679
  Canada........................................       546        791       (824)
                                                  --------   --------   --------
                                                  $  8,489   $ 10,217   $  3,855
                                                  ========   ========   ========
ASSETS:
  United States.................................  $142,151   $207,942   $258,192
  Canada........................................    18,837     16,231     17,416
                                                  --------   --------   --------
                                                  $160,988   $224,173   $275,608
                                                  ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No changes in or disagreements with accountants which required reporting on Form 8-K have occurred within the two-year period ended April 30, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors and executive officers of the Company, set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16 (a)" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 24, 1998, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 24, 1998, other than the subsections captioned "Report of the Compensation and Stock Option Committee" and "Performance Graph", is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 24, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 24, 1998, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

          1. Financial Statements

             See Index to Consolidated Financial Statements and Financial
        Statement Schedules on page   of this report.

          2. Financial Statement Schedules

             All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto or is not applicable.

          3. Exhibits

     See Index to Exhibits on page   of this report.

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

Dated: July 22, 1998

                                          NORSTAN, INC.
                                          Registrant

                                          By      /s/ DAVID R. RICHARD

                                            ------------------------------------
                                                      David R. Richard
                                             Chief Executive Officer, President
                                                        and Director

                                          By    /s/ KENNETH S. MACKENZIE

                                            ------------------------------------
                                                    Kenneth S. MacKenzie
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                          Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                            DATE
                      ---------                            ----

                  /s/ PAUL BASZUCKI                    July 22, 1998
-----------------------------------------------------
                    Paul Baszucki
                Chairman of the Board

                                                       July 22, 1998
-----------------------------------------------------
                    Richard Cohen
             Vice-Chairman of the Board

                /s/ DAVID R. RICHARD                   July 22, 1998
-----------------------------------------------------
                  David R. Richard
             CEO, President and Director

                                                       July 22, 1998
-----------------------------------------------------
                Dr. Jagdish N. Sheth
                      Director

                 /s/ CONNIE M. LEVI                    July 23, 1998
-----------------------------------------------------
                   Connie M. Levi
                      Director

                 /s/ GERALD D. PINT                    July 23, 1998
-----------------------------------------------------
                   Gerald D. Pint
                      Director

                /s/ HERBERT F. TRADER                  July 23, 1998
-----------------------------------------------------
                  Herbert F. Trader
                      Director

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION                           PAGE
-----------                           -----------                           ----
    3(a)      Restated Articles of Incorporation of the Company, as
              amended [filed as Exhibit 3(a) to the Company's Annual
              Report on Form 10-K for the year ended April 30, 1988 (File
              No. 0-8141) and incorporated herein by reference];
              Amendments adopted September 9, 1993 and June 20, 1996
              [filed as Exhibit 3(a) to the Company's Annual Report on
              Form 10-K for the year ended April 30, 1996 (File No.
              0-8141) and incorporated herein by reference]...............
    3(b)      Bylaws of the Company [filed as Exhibit 3(b) to the
              Company's Annual Report on Form 10-K for the year ended
              April 30, 1993 (File No. 0-8141) and incorporated herein by reference]; Amendments adopted August 8, 1995 [filed as
              Exhibit 3(b) to the Company's Annual Report on Form 10-K for
              the year ended April 30, 1996 (File No. 0-8141) and
              incorporated herein by reference]; Amendments adopted
              September 20, 1995, July 30, 1996 and April 9, 1997.........
    3(c)      Rights Agreement dated May 17, 1988 between Norstan, Inc.
              and Norwest Bank Minnesota, N.A. [filed as Exhibit 1 to the
              Company's Registration Statement on Form 8-A (File No.
              0-8141) and incorporated herein by reference]...............
   10(a)      Agreement for ROLM Authorized Distributors, effective July
              27, 1993, between Norstan Communications, Inc. and ROLM
              Company [filed as Exhibit 10(a) to the Company's Annual
              Report on Form 10-K for the year ended April 30, 1993 (File
              No. 0-8141) and incorporated herein by reference]...........
   10(b)      Credit Agreement dated as of July 23, 1996, among Norstan,
              Inc., First Bank National Association, and Harris Trust and
              Savings Bank and the Sumitomo Bank Limited, Chicago Branch;
              First Amendment to Credit Agreement dated October 11, 1996
              [filed as Exhibit 10 to the Company's quarterly report on
              Form 10-Q for the period ended August 3, 1996 (File No.
              0-8141) and incorporated herein by reference]...............
   10(c)      Loan and Security Agreement dated April 29, 1993, between
              Norstan Financial Services, Inc. and Sanwa Business Credit
              Corporation [filed as Exhibit 10(b) to the Company's Current
              Report on Form 8-K, dated April 29, 1993 (File No. 0-8141)
              and incorporated herein by reference]; First Amendment dated
              December 30, 1993 [filed as Exhibit 10(c) to the Company's
              Annual Report on Form 10-K for the year ended April 30, 1994
              (File No. 0-8141) and incorporated herein by reference].....
10(d)(1)      1990 Employee Stock Purchase Plan of Norstan, Inc., as
              amended May 29, 1998........................................
10(e)(1)      Norstan, Inc. 1986 Long-Term Incentive Plan, as amended
              [filed as Exhibit 10(e) to the Company's Annual Report on
              Form 10-K for the year ended April 30, 1993 (File No.
              0-8141) and incorporated herein by reference]; Amendments
              adopted August 8, 1995 and July 30, 1996 [filed as Exhibit
              10(e) to the Company's Annual Report on Form 10-K for the
              year ended April 30, 1996 (File No. 0-8141) and incorporated herein by reference]........................................
10(f)(1)      Norstan, Inc. Restated Non-Employee Directors' Stock Plan,
              [filed as Exhibit 28.1 to the Company's Registration
              Statement on Form S-8 dated September 27, 1995 (File No.
              0-8141) and incorporated herein by reference]...............
10(g)(1)      Norstan, Inc. 1995 Long-Term Incentive Plan [filed as
              Exhibit 28.1 to the Company's Registration Statement on Form
              S-8 dated September 27, 1995 (File No. 0-8141) and
              incorporated herein by reference]; Amendment adopted July
              30, 1996 [filed as Exhibit 10(g) to the Company's Annual
              Report on Form 10-K for the year ended April 30, 1996 (File
              No. 0-8141) and incorporated herein by reference]; Amendment adopted August 16, 1996.....................................

EXHIBIT NO.                           DESCRIPTION                           PAGE
-----------                           -----------                           ----
10(h)(1)      Employment Agreement dated April 7, 1995 between Paul
              Baszucki and the Company [filed as Exhibit 10(h) to the
              Company's Annual Report on Form 10-K for the year ended
              April 30, 1995 (File No. 0-8141) and incorporated herein by reference]..................................................
10(i)(1)      Employment Agreement dated April 7, 1995 between Richard
              Cohen and the Company [filed as Exhibit 10(i) to the
              Company's Annual Report on Form 10-K for the year ended
              April 30, 1995 (File No. 0-8141) and incorporated herein by reference]..................................................
10(j)(1)      Employment Agreement dated April 30, 1997 between David R.
              Richard and the Company.....................................
   10(k)      Agreement and Plan of Merger dated May 24, 1996 among the
              Company, Connect Computer Company and CCC Acquisition
              Subsidiary, Inc. [filed as Exhibit 2 to the Company's
              Current Report on Form 8-K dated June 4, 1996 (File No.
              0-8141) and incorporated herein by reference]...............
10(l)(1)      Third Amendment to Credit Agreement, dated as of March 20,
              1998, by and among the Company, certain banks as signatories thereto (the "Banks") and First Bank National Association, as one of the Banks and as agent for the Banks..............
   10(m)      Lease Agreement, dated December 23, 1997, by and between
              Thomas Edward Limited Partnership and the Company...........
      22      Subsidiaries of Norstan, Inc................................
   23(a)      Consent of Independent Public Accountants...................
      27      Financial Data Schedule.....................................

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