Form 10-Q
period 1998-08-01
NORSTAN INC
filed 1998-09-15
CIK 72418

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE PERIOD ENDED AUGUST 1, 1998

                                OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________

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

Yes _X_.    No ___.

On September 8, 1998, there were 10,588,581 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.
                        NORSTAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED
                                                      -------------------------------
                                                         AUGUST 1,        AUGUST 2,
                                                           1998             1997
                                                      --------------   --------------
REVENUES:

       Global Services
           IT Consulting Services                       $  31,675       $ 15,026
           Communications Services                         32,366         33,023
                                                        ---------       --------
                Total Global Services                      64,041         48,049
       Communications Solutions                            50,055         45,212
       Financial Services                                   1,754          2,181
                                                        ---------       --------
                TOTAL REVENUES                            115,850         95,442
                                                        ---------       --------

COST OF SALES:

       Global Services
           IT Consulting Services                          20,903         11,062
           Communications Services                         21,799         23,894
                                                        ---------       --------
                Total Global Services                      42,702         34,956
       Communications Solutions                            35,988         32,816
       Financial Services                                     697            584
                                                        ---------       --------
          TOTAL COST OF SALES                              79,387         68,356
                                                        ---------       --------
GROSS MARGIN                                               36,463         27,086
       Selling, General
         & Administrative Expenses                         30,837         23,157
                                                        ---------       --------
OPERATING INCOME                                            5,626          3,929

       Interest Expense                                    (1,089)          (594)
       Interest and Other Income, Net                         181             48
                                                        ---------       --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                              4,718          3,383

       Provision for Income Taxes                           2,052          1,387
                                                        ---------       --------
NET INCOME                                              $   2,666       $  1,996
                                                        ---------       --------
                                                        ---------       --------
NET INCOME PER SHARE - BASIC                            $    0.26       $   0.21
                                                        ---------       --------
                                                        ---------       --------
NET INCOME PER SHARE - DILUTED                          $    0.26       $   0.21
                                                        ---------       --------
                                                        ---------       --------
WEIGHTED AVERAGE SHARES - BASIC                            10,192          9,456
                                                        ---------       --------
                                                        ---------       --------
WEIGHTED AVERAGE SHARES - DILUTED                          10,418          9,584
                                                        ---------       --------
                                                        ---------       --------

  The accompanying notes are an integral part of these consolidated financial statements.

                        NORSTAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             AUGUST 1,    APRIL 30,
                                                                               1998         1998
                                                                            -----------  ----------
                                                                            (UNAUDITED)   (AUDITED)
ASSETS

CURRENT ASSETS:
       Cash                                                                 $   4,497    $  1,869
       Accounts receivable, net of allowances for doubtful
          accounts of $1,153 and $1,171                                        85,034      97,206
       Current lease receivables                                               20,621      18,751
       Inventories                                                             11,370      10,008
       Costs and estimated earnings in excess of billings of
          $19,841 and $17,335                                                  28,527      19,091
       Deferred income tax benefits                                             2,437       2,488
       Prepaid expenses, deposits and other                                     6,011       2,575
       Prepaid income taxes                                                     4,187       5,533
                                                                            ---------    --------
            TOTAL CURRENT ASSETS                                              162,684     157,521
                                                                            ---------    --------

PROPERTY AND EQUIPMENT:
       Furniture, fixtures and equipment                                       82,186      75,712
       Less-accumulated depreciation and amortization                         (40,784)    (37,713)
                                                                            ---------    --------
            NET PROPERTY AND EQUIPMENT                                         41,402      37,999
                                                                            ---------    --------

OTHER ASSETS:
       Lease receivables, net of current portion                               36,550      34,998
       Goodwill, net of amortization of $8,620 and $7,979                      42,317      43,206
       Other                                                                    1,741       1,884
                                                                            ---------    --------
            TOTAL OTHER ASSETS                                                 80,608      80,088
                                                                            ---------    --------
                                                                            $ 284,694    $275,608
                                                                            ---------    --------
                                                                            ---------    --------


   The accompanying notes are an integral part of these consolidated balance sheets.

                        NORSTAN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except share amounts)

                                                                             AUGUST 1,    APRIL 30,
                                                                               1998         1998
                                                                            -----------  ----------
                                                                            (Unaudited)   (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt                                  $  2,486    $  3,257
       Current maturities of discounted lease rentals                          16,996      14,758
       Accounts payable                                                        21,095      24,135
       Deferred revenue                                                        20,501      19,953
       Accrued -
          Salaries and wages                                                    8,086      15,123
          Warranty costs                                                        1,786       1,776
          Other liabilities                                                     7,846      10,509
       Billings in excess of costs and estimated earnings of $18,912
         and $16,390                                                           10,691       9,442
                                                                             --------   ---------
             TOTAL CURRENT LIABILITIES                                         89,487      98,953
                                                                             --------   ---------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                      60,067      52,440

DISCOUNTED LEASE RENTALS, NET OF CURRENT MATURITIES                            27,076      20,883

DEFERRED INCOME TAXES                                                           6,075       5,661
                                                                             --------   ---------

SHAREHOLDERS' EQUITY:
       Common stock - $.10 par value; 40,000,000 authorized shares;
       10,588,581 and 9,963,716 shares issued and outstanding                   1,059         996
       Capital in excess of par value                                          49,267      44,741
       Retained earnings                                                       57,045      54,048
       Unamortized cost of stock                                               (3,196)       (641)
       Foreign currency translation adjustments                                (2,186)     (1,473)
                                                                             --------   ---------
             TOTAL SHAREHOLDERS' EQUITY                                       101,989      97,671
                                                                             --------   ---------
                                                                             $284,694    $275,608
                                                                             --------   ---------
                                                                             --------   ---------

   The accompanying notes are an integral part of these consolidated balance sheets.

                        NORSTAN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                   UNAUDITED

                                (In thousands)

                                                                              THREE MONTHS ENDED
                                                                             --------------------
                                                                             AUGUST 1,  AUGUST 2,
                                                                                1998       1997
                                                                             ---------  ---------
OPERATING ACTIVITIES:
     Net income                                                              $  2,666   $  1,996
     Adjustments to reconcile net income to net cash used for
     operating activities:
           Restructuring charges paid                                            (359)        --
           Depreciation and amortization                                        4,054      4,438
           Deferred income taxes                                                  437          4
           Changes in operating items, net of acquisition effects:
             Accounts receivable                                               13,991    (10,195)
             Inventories                                                       (1,281)    (1,205)
             Costs and estimated earnings in excess of billings                (9,584)    (2,639)
             Prepaid expenses, deposits and other                              (3,239)      (153)
             Accounts payable                                                  (3,435)    (3,623)
             Deferred revenue                                                     213        605
             Accrued liabilities                                              (10,276)    (9,956)
             Income taxes payable                                               1,493      1,410
             Billings in excess of costs and estimated earnings                 1,294      1,505
                                                                             --------   --------
           NET CASH USED FOR OPERATING ACTIVITIES                              (4,026)   (17,813)
                                                                             --------   --------

INVESTING ACTIVITIES:
     Additions to property and equipment, net                                  (5,763)    (3,557)
     Investment in lease contracts                                             (9,295)    (4,709)
     Collections from lease contracts                                           5,689      7,472
     Other, net                                                                  (287)       180
                                                                             --------   --------
           NET CASH USED FOR INVESTING ACTIVITIES                              (9,656)      (614)
                                                                             --------   --------

FINANCING ACTIVITIES:
     Borrowings of long-term debt                                              99,158     67,183
     Repayments of long-term debt                                             (92,041)   (49,562)
     Repayment of debt assumed in acquisition                                  (1,267)        --
     Borrowing of discounted lease rentals                                     13,332         --
     Repayments of discounted lease rentals                                    (4,786)    (3,652)
     Proceeds from sale of common stock                                         1,870        398
                                                                             --------   --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                           16,266     14,367
                                                                             --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            44          4
                                                                             --------   --------
NET INCREASE (DECREASE) IN CASH                                                 2,628     (4,056)
CASH, BEGINNING OF PERIOD                                                       1,869      5,147
                                                                             --------   --------
CASH, END OF PERIOD                                                          $  4,497   $  1,091
                                                                             --------   --------
                                                                             --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   NORSTAN, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 1, 1998

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        AUGUST 1,      AUGUST 2,
                                                           1998           1997
                                                        ---------      ---------
       Cash paid for:
         Interest                                       $  1,891       $  1,473
         Income taxes                                          7             41

       Non-cash investing and financing activities:
         Stock issued in pooling-of-interests
           transaction                                  $    114       $     --

USE OF ESTIMATES

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

EARNINGS PER SHARE DATA

     In the fiscal year ended April 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which established new guidelines for computing and presenting earnings per share data ("EPS"), and retroactively restated EPS for all prior periods.
 SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options and other securities using the treasury stock method. The adoption of SFAS No.128 did not have a significant effect on previously reported EPS information for the periods presented.

     A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                                        -----------------------
                                                        AUGUST 1,     AUGUST 2,
                                                          1998          1997
                                                        ---------     ---------
Net income                                              $  2,666      $  1,996
                                                        --------      ---------

Weighted average common shares outstanding -- Basic       10,192          9,456

Effect of stock option and benefit plans                     226            128
                                                        --------      ---------
Weighted average common shares outstanding -- Diluted     10,418          9,584
                                                        --------      ---------
Net income per share -- Basic                           $   0.26      $    0.21
                                                        --------      ---------
Net income per share -- Diluted                         $   0.26      $    0.21
                                                        --------      ---------

RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective May 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income as defined by SFAS No. 130, was approximately $2.0 million and $2.1 million for the three months ended August 1, 1998 and August 2, 1997, respectively.

     The Company adopted Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," effective May 1, 1997. The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. The Company capitalized approximately $2.6 million of costs associated with internal-use software developed or obtained during the fiscal quarter ended August 1, 1998.

RESTRUCTURING CHARGE

     During fiscal year 1998, Norstan recorded a restructuring charge of $14.7 million in connection with management's plan to reduce costs, consolidate and reorganize operations, and improve operating efficiencies. Restructuring efforts focused primarily on the following: (i) consolidation of seven semi-autonomous geographic sales and service organizations into a single, more focused sales and operations organization; (ii) the consolidation of 36 warehouses and parts locations into three strategically located distribution centers; and (iii) the reorganization and integration of the Company's IT consulting services operations, including the Norstan Call Center Solutions Group, Connect and PRIMA, into a single, customer- focused organization. The restructuring charge relates primarily to the write-down of certain assets to their fair market values ($12.2 million), severance and employee benefit costs ($1.2 million) and lease termination costs ($1.3 million).

ACQUISITIONS

     On September 30, 1997, the Company acquired PRIMA Consulting, Inc. (PRIMA) in a transaction accounted for under the purchase method. PRIMA provides IT consulting services, including information systems planning and development, consulting and programming services for collaborative computing solutions and ERP integration services. The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Norstan common stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. In addition, the Company agreed to pay up to $3.5 million in contingent consideration over a three-year period ending April 30, 2000 if certain financial performance targets are achieved. This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over fifteen years and three years, respectively.

     In June 1998, Wordlink, Inc. (Wordlink) was merged with and into a wholly owned subsidiary of the Company in a transaction accounted for under the pooling-of-interests method. Wordlink delivers network integration, groupware messaging, Internet/intranet/, e-commerce and education solutions to business clients operating in a multi-vendor network environment. The agreement provided for the conversion of all outstanding shares of Wordlink common stock and all vested options into approximately $10.3 million of Norstan common stock (420,539 shares). Unvested options to purchase shares of Worlink common stock were converted into Norstan stock options. Wordlink's stockholders' equity and operating results were not material in relation to the Company's financial statements. As such, the Company has recorded the combination without restating prior periods' financial statements.

VENDOR AGREEMENTS

     Under its agreement with Siemens, the Company purchases communications equipment and products for field application and installation. The current distributor agreement with Siemens, which commenced in July 1993, has been renewed through July 27, 1999 while a new distribution agreement is being negotiated.

BUSINESS SEGMENTS

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 30, 1998. Adoption of this statement required the Company to provide the disclosure of segment information but did not require significant changes in the way geographic information was disclosed.

     The Company operates in three business segments, Global Services, Communications Solutions, and Financial Services. Due to the Company's continuing expansion and growth in the area of IT consulting services, financial results for Global Services are now reported as (i) IT Consulting Services and (ii) Communications Services. Interim disclosures under SFAS No. 131 are as follows (in thousands):

                                                                      FOR THE THREE MONTHS ENDED
                                                      ------------------------------------------------------
                                                           AUGUST 1, 1998                 AUGUST 2, 1997
                                                      ------------------------------------------------------
                                                                       OPERATING                   OPERATING
                                                        REVENUES         INCOME       REVENUES       INCOME
                                                       ---------       ---------     ---------     ---------
   Global Services:
      IT Consulting Services                           $  31,675       $  1,166      $  15,026     $    664
      Communications Services                             32,366          3,487         33,023        1,861
                                                       ---------       --------      ---------     --------
        Total Global Services                             64,041          4,653         48,049        2,525
   Communications Solutions                               50,055             32         45,212          241
   Financial Services                                      1,754            941          2,181        1,163
                                                       ---------       --------      ---------     --------
   Totals                                              $ 115,850       $  5,626      $  95,442     $  3,929
                                                       ---------       --------      ---------     --------

FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, the affect of the labor strike by the Communication Workers of America against US West, technological developments, new products, Year 2000 compliance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the IT and telecommunications industries; the Company's business in Canada and England; stability of foreign governments; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry; and other competitive factors.

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

     The Company provides IT consulting and communications services, communications and technology products and financing alternatives through its three business units, Global Services, Communications Solutions (formerly known as Communications Systems) and Financial Services.

SUMMARY

     During the quarter ended August 1, 1998, the Company's net income improved over the quarter ended August 2, 1997, increasing 33.6% to $2,666,000 or $.26 per common share, compared to $1,996,000, or $.21 per common share. These per share figures reflect diluted rather than basic EPS.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of total revenues:

                                                              DOLLAR AMOUNTS AS A
                                                             PERCENTAGE OF REVENUES
                                                            ------------------------       PERCENTAGE
                                                               THREE MONTHS ENDED            CHANGE
                                                            ------------------------     -------------
                                                            AUGUST 1,      AUGUST 2,         FISCAL
                                                               1998          1997        1999 VS. 1998
                                                            ---------      ---------     -------------
     REVENUES:
     Global Services
       IT Consulting Services                                 27.3%          15.7%         110.8%
       Communications Services                                28.0%          34.6%          (2.0)%
                                                             -----          -----          -----
         Total Global Services                                55.3%          50.3%          33.3%
       Communications Solutions                               43.2%          47.4%          10.7%
       Financial Services                                      1.5%           2.3%         (19.6)%
                                                             -----          -----          -----

         Total Revenues                                      100.0%         100.0%          21.4%

     COST OF SALES:                                           68.5%          71.6%          16.1%
                                                             -----          -----          -----

     GROSS MARGIN                                             31.5%          28.4%          34.6%
     SELLING, GENERAL &
      ADMINISTRATIVE EXPENSES                                 26.6%          24.3%          33.2%
                                                             -----          -----          -----

     OPERATING INCOME                                          4.9%           4.1%          43.2%
     Interest Expense and Other, Net                          (0.8%)         (0.6%)         66.3%
                                                             -----          -----          -----

     INCOME BEFORE PROVISION FOR INCOME TAXES                  4.1%           3.5%          39.5%
     Provision for Income Taxes                                1.8%           1.4%          48.0%
                                                             -----          -----          -----

     NET INCOME                                                2.3%           2.1%          33.6%
                                                             -----          -----          -----
                                                             -----          -----          -----

     The following table sets forth, for the periods indicated, the gross margin percentages for Global Services, Communications Solutions and Financial Services.

                                                                       THREE MONTHS ENDED
                                                                    -----------------------
                                                                    AUGUST 1,     AUGUST 2,
                                                                      1998          1997
                                                                    ---------     ---------
      GROSS MARGIN
      Global Services
           IT Consulting Services                                    34.0%          26.4%
           Communications Services                                   32.7%          27.6%
             Total Global Services                                   33.3%          27.3%
        Communications Solutions                                     28.1%          27.4%
        Financial Services                                           60.3%          73.2%

FISCAL 1999 COMPARED TO FISCAL 1998

     REVENUES. Revenues increased 21.4% to $115.9 million for the quarter ended August 1, 1998 as compared to $95.4 million for the prior year quarter ended August 2, 1997.

     Revenues from Global Services increased 33.3% to $64.0 million for the quarter ended August 1, 1998 as compared to $48.0 million for the similar period last year. Revenues from IT Consulting Services increased 110.8% to $31.7 million in the first quarter of fiscal year 1999 from $15.0 million in the first quarter of fiscal year 1998. This increase was generally the result of: (i) the inclusion of the first quarter results of PRIMA, acquired in September 1997; (ii) the merger with Wordlink during June 1998; and (iii) internal growth. Revenues from Communications Services decreased 2.0% to $32.4 million for the quarter ended August 1, 1998 from $33.0 in the comparable period last year. The decrease in Communications Services revenues resulted from a decrease in demand for moves, adds and changes.

      Revenues from Communications Solutions increased 10.7% to $50.1 million in the quarter ended August 1, 1998 from $45.2 million in the similar period last year. The increase was attributable to increased sales volumes in call centers, conferencing, voice processing products, and refurbished equipment through sales to new customers as well as growth with existing customer relationships.

     Revenues from Financial Services decreased 19.6% to $1.8 million in the first quarter of fiscal year 1999 from $2.2 million in the similar period last year. This decrease is the result of a non-recurring early lease termination recorded in the first quarter of fiscal 1998.

     GROSS MARGIN. The Company's gross margin was $36.5 million and $27.1 million for the three months ended August 1, 1998 and August 2, 1997, respectively. As a percent of total revenues, gross margin was 31.5% for the first quarter of fiscal year 1999 compared to 28.4% for the first quarter of fiscal year 1998.

     Gross margin as a percent of revenues for Global Services was 33.3% for the three months ended August 1, 1998 as compared to 27.3% for the similar period last year. The gross margin for IT Consulting Services increased to 34.0% for the first quarter of fiscal year 1999 from 26.4% for the same period last year. The improved margin is a result of operating efficiencies gained as the IT Consulting Services business continued to grow as well as from an increased emphasis on time-and-materials engagements. The gross margin for Communications Services increased to 32.7% from 27.6% for the comparable three month periods ended August 1, 1998 and August 2, 1997.

     Gross margin as a percent of revenues for Communications Solutions was 28.1% for the three months ended August 1, 1998 as compared to 27.4% for the comparable period ended August 2, 1997.

     Gross margin as a percent of revenues for Financial Services was 60.3% for the three months ended August 1, 1998 as compared to 73.2% for the similar period last year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 33.2% to $30.8 million in the first quarter of fiscal year 1999 from $23.2 million in the similar period last year. As a percent of revenues, selling, general and administrative expenses increased to 26.6% for the three months ended August 1, 1998, as compared to 24.3% for the same period last year. This increase is generally the result of increased investments in the IT Consulting Services business including costs associated with the PRIMA and Wordlink acquisitions, investments in Connaissance Consulting and the opening of new consulting offices in the past six months.

     INTEREST EXPENSE. Interest expense was $1.1 million for the three months ended August 1, 1998 as compared to $.6 million for the same period last year. This increase was the result of higher borrowing levels in fiscal year 1999 related primarily to acquisitions.

     INCOME TAXES. The Company's effective income tax rate was 43.5% for the three months ended August 1, 1998 and 41% for the similar period last year. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

     NET INCOME. Net income was $2.7 million or $0.26 per diluted share in the first quarter of fiscal year 1999, as compared to $2.0 million or $0.21 per diluted share for the comparable period in fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for operating activities decreased in the first quarter of fiscal year 1999 as compared to the similar period last year as a result of a decrease in accounts receivable which was somewhat offset by increases in costs and estimated earnings in excess of billings and prepaid expenses and a decrease in accrued liabilities. Net cash used for investing activities increased in the first quarter of fiscal year 1999 as compared to the similar period in fiscal year 1998 as a result of increased capital expenditures and investments in lease contracts.

     CAPITAL EXPENDITURES. The Company used $5.8 million for capital expenditures during the three months ended August 1, 1998 as compared to $3.6 million in the similar period last year. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software, computer equipment, facility expansion and telecommunications equipment used in outsourcing arrangements and as spare parts.

     INVESTMENT IN LEASE CONTRACTS. The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts in the first quarter of fiscal year 1999 totaled $9.3 million. Net lease receivables increased to $57.2 million, at August 1, 1998 from $53.7 million at April 30, 1998. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $44.1 million at August 1, 1998 as compared to $35.6 million at April 30, 1998. Interest rates on these credit agreements at August 1, 1998 ranged from 6.0% to 10.0%, while payments are due in varying monthly installments through August 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

     CAPITAL RESOURCES. The Company has an $80.0 million unsecured revolving long-term credit agreement with certain banks. Up to $30.0 million of borrowings under this agreement may be in the form of commercial paper. In addition, sublimits also exist related to the Company's support of its leasing activities. Borrowings under this agreement are due May 31, 2001, and bear interest at the banks' reference rate (8.50% at August 1, 1998), except for LIBOR, CD and commercial-paper-based options, which generally bear interest at a rate lower than the banks' reference rate (5.9% to 6.4% at August 1, 1998). Total consolidated borrowings under this agreement at August 1, 1998 and April 30, 1998 were $59.0 million and $52.4 million. Annual commitment fees on the unused portions of the credit facility are 0.25%.

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

     The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff with the assistance of an outside consultant. The Company is well under way with its efforts, which are scheduled to be completed by mid-1999. The cost of the Year 2000 initiative is estimated to be approximately $2.0 million to be incurred over fiscal year 1999 and fiscal year 2000.

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

ITEM 2.  ISSUANCE OF UNREGISTERED SECURITIES

         The Company issued 420,539 unregistered shares of its common stock on June 19, 1998, in connection with the acquisition of Wordlink, Inc. ("Wordlink"). These shares had a fair market value of approximately $10,250,000 and were issued to holders of Wordlink common stock and holders of vested options to purchase Wordlink common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to agreements governing the acquisition of Wordlink (collectively, the "Merger Agreements"), ten percent of the shares issued are held in an escrow account as security for the payment of indemnification claims that may be brought by the Company. During the escrow period, which expires on June 19, 1999, the owners of the esrowed shares shall have all the rights of a shareholder, including the right to vote such shares; provided, however, they may not sell, transfer, pledge or otherwise encumber the escrowed shares. Under the terms of the Merger Agreements, the Company is obligated to register under the Securities Act the offer and sale of approximately 260,000 of the shares issued to effect the Wordlink acquisition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit 10. Fourth Amendment to Credit Agreement , dated as of July 23,
                     1998, by and among the Company, certain banks as signatories thereto (the "Banks") and U.S. Bank National Association, as one of the Banks and as agent for the Banks

(b)      Reports on Form 8-K.

         None

                              S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NORSTAN, INC.
                                   ------------------------------------------
                                   Registrant



Date:  September 14, 1998          By    /s/ David R. Richard
                                         ------------------------------------
                                         David R. Richard
                                         Chief Executive Officer,
                                         President and Director


Date:  September 14, 1998          By    /s/ Kenneth S. MacKenzie
                                         ------------------------------------
                                         Kenneth S. MacKenzie
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)