Form 10-Q
period 1998-10-31
NORSTAN INC
filed 1998-12-15
CIK 72418

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

   (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE PERIOD ENDED OCTOBER 31, 1998

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

            5101 SHADY OAK ROAD, MINNETONKA, MINNESOTA 55343-4100
           -------------------------------------------------------
                  (address of principal executive offices)

 TELEPHONE  (612) 352-4000    FAX  (612) 352-4949    INTERNET  WWW.NORSTAN.COM
-------------------------------------------------------------------------------
     (Registrant's telephone number, facsimile number, Internet address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .        No    .
    ---            ---

On December 4, 1998, there were 10,648,408 shares outstanding of the registrant's common stock, par value $.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                    (In thousands, except per share amounts)

                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   ------------------------------------  ------------------------------------
                                                      OCTOBER 31,        NOVEMBER 1,       OCTOBER 31,         NOVEMBER 1,
                                                          1998              1997               1998                1997
                                                   -----------------  -----------------  -----------------  -----------------
REVENUES
       Global Services
            IT Consulting Services                    $      35,045      $     22,038       $      66,720       $      37,064
            Communications Services                          32,897           30,508               65,263              63,531
                                                   -----------------  ----------------   -----------------   -----------------
                 Total Global Services                       67,942            52,546             131,983             100,595
       Communications Solutions                              55,037            56,719             105,092             101,930
       Financial Services                                     2,074             1,657               3,828               3,838
                                                   -----------------  ----------------   -----------------   -----------------
                   TOTAL REVENUES                           125,053           110,922             240,903             206,363
                                                   -----------------  ----------------   -----------------   -----------------
COST OF SALES
       Global Services
            IT Consulting Services                           22,568            15,507              43,471              26,569
            Communications Services                          22,537            21,627              44,336              45,521
                                                   -----------------  ----------------   -----------------   -----------------
                 Total Global Services                       45,105            37,134              87,807              72,090
       Communications Solutions                              39,107            42,729              75,095              75,544
       Financial Services                                       797               625               1,494               1,209
                                                   -----------------  ----------------   -----------------   -----------------
          TOTAL COST OF SALES                                85,009            80,488             164,396             148,843
                                                   -----------------  ----------------   -----------------   -----------------
GROSS MARGIN                                                 40,044           30,434               76,507              57,520
       Selling, General
         & Administrative Expenses                           32,593            24,399              63,430              47,556
                                                   -----------------  ----------------   -----------------   -----------------
OPERATING INCOME                                              7,451             6,035              13,077               9,964
       Interest Expense                                      (1,163)             (847)             (2,252)             (1,441)
       Other Income, Net                                        243               69                  424                 116
                                                   -----------------  ----------------   -----------------   -----------------
INCOME BEFORE TAXES                                           6,531             5,257              11,249               8,639

       Provision for Income Taxes                             2,840             2,155               4,892               3,542
                                                   -----------------  ----------------   -----------------   -----------------

NET INCOME                                            $       3,691      $      3,102       $       6,357       $       5,097
                                                   -----------------  ----------------   -----------------   -----------------
                                                   -----------------  ----------------   -----------------   -----------------
NET INCOME PER SHARE - BASIC                          $        0.35      $       0.32       $        0.61       $        0.54
                                                   -----------------  ----------------   -----------------   -----------------
                                                   -----------------  ----------------   -----------------   -----------------
NET INCOME PER SHARE - DILUTED                        $        0.35      $       0.32       $        0.61       $        0.53
                                                   -----------------  ----------------   -----------------   -----------------
                                                   -----------------  ----------------   -----------------   -----------------
WEIGHTED AVERAGE SHARES - BASIC                              10,500             9,566              10,345               9,510
                                                   -----------------  ----------------   -----------------   -----------------
                                                   -----------------  ----------------   -----------------   -----------------
WEIGHTED AVERAGE SHARES - DILUTED                            10,597             9,760              10,507               9,667
                                                   -----------------  ----------------   -----------------   -----------------
                                                   -----------------  ----------------   -----------------   -----------------

The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            OCTOBER 31,          APRIL 30,
                                                                               1998                1998
                                                                        -------------------  ------------------
                                                                           (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                                                     $   1,853           $   1,869
   Accounts receivable, net of allowances for doubtful
      accounts of $996 and $1,171                                              92,050              97,206
   Current lease receivables                                                   21,352              18,751
   Inventories                                                                 20,451              10,008
   Costs and estimated earnings in excess of billings of
      $20,681 and $17,335                                                      33,719              19,091
   Deferred income tax benefits                                                 3,440               2,488
   Prepaid expenses, deposits and other                                         8,156               2,575
   Prepaid income taxes                                                         2,192               5,533
                                                                        --------------       -------------
        TOTAL CURRENT ASSETS                                                  183,213             157,521
                                                                        --------------       -------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures and equipment                                           90,442              75,712
   Less-accumulated depreciation and amortization                             (45,043)            (37,713)
                                                                        --------------       -------------
        NET PROPERTY AND EQUIPMENT                                             45,399              37,999
                                                                        --------------       -------------

OTHER ASSETS:
   Lease receivables, net of current portion                                   39,496              34,998
   Goodwill, net of amortization of $9,411 and $7,979                          41,484              43,206
   Other                                                                        1,903               1,884
                                                                        --------------       -------------
        TOTAL OTHER ASSETS                                                     82,883              80,088
                                                                        --------------       -------------
                                                                            $ 311,495           $ 275,608
                                                                        --------------       -------------
                                                                        --------------       -------------


           The accompanying notes are an integral part of these
                        consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                            OCTOBER 31,           APRIL 30,
                                                                               1998                 1998
                                                                        -------------------  ------------------
                                                                           (Unaudited)           (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                     $   1,730           $   3,257
   Current maturities of discounted lease rentals                              19,727              14,758
   Accounts payable                                                            25,295              24,135
   Deferred revenue                                                            19,811              19,953
   Accrued -
      Salaries and wages                                                        8,921              15,123
      Warranty costs                                                            1,781               1,776
      Other liabilities                                                         7,516              10,509
   Billings in excess of costs and estimated earnings of $14,862
     and $16,390                                                               12,040               9,442
                                                                        --------------       -------------
         TOTAL CURRENT LIABILITIES                                             96,821              98,953
                                                                        --------------       -------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                      68,734              52,440

DISCOUNTED LEASE RENTALS, NET OF CURRENT MATURITIES                            32,693              20,883

DEFERRED INCOME TAXES                                                           6,507               5,661
                                                                        --------------       -------------


SHAREHOLDERS' EQUITY:
   Common stock - $.10 par value; 40,000,000 authorized shares;
   10,645,408 and 9,963,716 shares issued and outstanding                       1,065                 996
   Capital in excess of par value                                              50,093              44,741
   Retained earnings                                                           60,740              54,048
   Unamortized cost of stock                                                   (2,907)               (641)
   Foreign currency translation adjustments                                    (2,251)             (1,473)
                                                                        --------------       -------------
             TOTAL SHAREHOLDERS' EQUITY                                       106,740              97,671
                                                                        --------------       -------------
                                                                            $ 311,495           $275,608
                                                                        --------------       -------------
                                                                        --------------       -------------


           The accompanying notes are an integral part of these
                       consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                 (In thousands)

                                                                                    SIX MONTHS ENDED
                                                                          -------------------------------------
                                                                             OCTOBER 31,          NOVEMBER 1,
                                                                               1998                 1997
                                                                          ----------------     ----------------
OPERATING ACTIVITIES:
Net Income                                                                    $    6,357           $    5,097
Adjustments to reconcile net income to net cash used for operating activities:
    Restructuring charges paid                                                    (1,113)                   -
    Depreciation and amortization                                                  9,210                9,430
    Deferred income taxes                                                           (158)                   9
    Changes in operating items, net of effects from acquisitions:
       Accounts receivable                                                         6,812              (16,275)
       Inventories                                                               (10,390)              (3,198)
       Costs and estimated earnings in excess of billings                        (14,805)             (12,808)
       Prepaid expenses, deposits and other                                       (5,386)                (454)
       Accounts payable                                                              822                1,165
       Deferred revenue                                                             (436)                (392)
       Accrued liabilities                                                        (8,906)              (6,305)
       Income taxes payable / receivable                                           3,469                 (192)
       Billings in excess of costs and estimated earnings                          2,635                  (95)
                                                                          ----------------     ----------------
            NET CASH USED FOR OPERATING ACTIVITIES                               (11,889)             (24,018)
                                                                          ----------------     ----------------
INVESTING ACTIVITIES:
    Additions to property and equipment, net                                     (13,658)              (8,686)
    Cash paid for acquisitions, net of cash acquired                                   -              (11,450)
    Investment in lease contracts                                                (20,272)             (10,468)
    Collections from lease contracts                                              12,914               12,433
    Other, net                                                                      (556)                (240)
                                                                          ----------------     ----------------
            NET CASH USED FOR INVESTING ACTIVITIES                               (21,572)             (18,411)
                                                                          ----------------     ----------------

FINANCING ACTIVITIES:
    Repayment of debt assumed in acquisitions                                     (1,267)              (2,013)
    Borrowings of long-term debt                                                 179,108              147,450
    Repayments of long-term debt                                                (164,042)            (105,912)
    Borrowings of discounted lease rentals                                        26,425                6,898
    Repayments of discounted lease rentals                                        (9,513)              (8,123)
    Proceeds from sale of common stock                                             2,701                  773
                                                                          ----------------     ----------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                             33,412               39,073
                                                                          ----------------     ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               33                   30
                                                                          ----------------     ----------------
NET (DECREASE) INCREASE IN CASH                                                      (16)              (3,326)
CASH, BEGINNING OF PERIOD                                                           1,869                5,147
                                                                          ----------------     ----------------
CASH, END OF PERIOD                                                           $     1,853          $     1,821
                                                                          ----------------     ----------------
                                                                          ----------------     ----------------

           The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1998

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

SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosure of cash flow information is as follows (in thousands):

                                                                          SIX MONTHS ENDED
                                                               ---------------------------------------
                                                                OCTOBER 31, 1998     NOVEMBER 1, 1997
                                                               -----------------    ------------------
      Cash paid for:
        Interest                                                  $  3,831              $   3,017
        Income taxes                                                 1,448                  2,978

      Non-cash investing and financing activities:
        Stock issued for acquisitions                             $    114              $   3,325
        Obligations assumed in acquisition                               -                 12,000

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

     A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):


                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                        -------------------------------------     -------------------------------------
                                          OCTOBER 31,          NOVEMBER 1,          OCTOBER 31,         NOVEMBER 1,
                                             1998                 1997                 1998                 1997
                                        ----------------     ----------------     ----------------    -----------------
Net income                                    $   3,691            $   3,102            $   6,357            $   5,097
                                        ----------------     ----------------     ----------------    -----------------
                                        ----------------     ----------------     ----------------    -----------------
Weighted average common shares
outstanding - Basic                              10,500                9,566               10,345                9,510
Effect of stock option and
benefit plans                                        97                  194                  162                  157
                                        ----------------     ----------------     ----------------    -----------------
Weighted average common shares
outstanding - Diluted                            10,597                9,760               10,507                9,667
                                        ----------------     ----------------     ----------------    -----------------
                                        ----------------     ----------------     ----------------    -----------------
Net income per share - Basic                 $     0.35           $     0.32           $     0.61           $     0.54
                                        ----------------     ----------------     ----------------    -----------------
                                        ----------------     ----------------     ----------------    -----------------
Net income per share - Diluted               $     0.35           $     0.32           $     0.61           $     0.53
                                        ----------------     ----------------     ----------------    -----------------
                                        ----------------     ----------------     ----------------    -----------------


RECENTLY ISSUED ACCOUNTING STANDARDS

    Effective May 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income as defined by SFAS No. 130, was approximately $3.6 million and $2.9 million for the three months ended October 31, 1998 and November 1, 1997, respectively, and approximately $5.6 million and $5.0 million for the six months ended October 31, 1998 and November 1, 1997, respectively.

    The Company adopted Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," effective May 1, 1997. The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. The Company capitalized approximately $4.5 million of costs associated with internal-use software developed or obtained during the six months ended October 31, 1998.

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

ACQUISITIONS

    On September 30, 1997, the Company acquired PRIMA Consulting, Inc. (PRIMA) in a transaction accounted for under the purchase method. PRIMA provides IT consulting services, including information systems planning and development, consulting and programming services for collaborative computing solutions and ERP integration services. The company paid acquisition consideration aggregating approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Norstan common stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. In addition, the Company agreed to pay up to $3.5 million in contingent consideration over a three-year period ending April 30, 2000 if certain financial performance targets are achieved ($0.0 earned as of April 30, 1998). This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over fifteen years and three years, respectively.

    In June 1998, Wordlink, Inc. (Wordlink) was merged with and into a wholly owned subsidiary of the Company in a transaction accounted for under the pooling-of-interests method. Wordlink delivers network integration, groupware messaging, Internet/intranet, e-commerce and education solutions to business clients operating in a multi-vendor network environment. The merger agreement provided for the conversion of all outstanding shares of Wordlink common stock and all vested options into 420,539 shares of Norstan common stock valued at approximately $10.3 million. Unvested options to purchase shares of Wordlink common stock were converted into Norstan stock options. Wordlink's stockholders' equity and operating results were not material in relation to the Company's financial statements. As such, the Company has recorded the combination without restating prior periods' financial statements.

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

    The Company operates in three business segments, Global Services, Communications Solutions, and Financial Services. Due to the Company's continuing expansion and growth in the area of IT consulting services, financial results for Global Services are now reported as (i) IT Consulting Services and (ii) Communications Services. Interim disclosures under SFAS No. 131 are as follows (in thousands):

                                                                          FOR THE QUARTER ENDED
                                               ----------------------------------------------------------------------------
                                                         OCTOBER 31, 1998                        NOVEMBER 1, 1997
                                               -------------------------------------     ----------------------------------
                                                                        OPERATING                               OPERATING
                                                   REVENUES               INCOME             REVENUES             INCOME
                                               ----------------      ---------------     ---------------     ---------------
       Global Services:
          IT Consulting Services                   $    35,045          $     1,524          $   22,038          $    2,508
          Communications Services                       32,897                2,176              30,508               1,304
                                               ----------------      ---------------     ---------------     ---------------
            Total Global Services                       67,942                3,700              52,546               3,812
       Communications Solutions                         55,037                2,679              56,719               1,431
       Financial Services                                2,074                1,072               1,657                 792
                                               ----------------      ---------------     ---------------     ---------------
       Totals                                       $  125,053           $    7,451           $ 110,922          $    6,035
                                               ----------------      ---------------     ---------------     ---------------
                                               ----------------      ---------------     ---------------     ---------------

                                                                        FOR THE SIX MONTHS ENDED
                                               ----------------------------------------------------------------------------
                                                         OCTOBER 31, 1998                        NOVEMBER 1, 1997
                                               -------------------------------------     ----------------------------------
                                                                       OPERATING                               OPERATING
                                                  REVENUES               INCOME             REVENUES             INCOME
                                               ----------------      ---------------     ---------------     ---------------
       Global Services:
          IT Consulting Services                   $    66,720           $    2,690          $   37,064         $     3,172
          Communications Services                       65,263                5,667              63,531               3,175
                                               ----------------      ---------------     ---------------     ---------------
            Total Global Services                      131,983                8,357             100,595               6,347
       Communications Solutions                        105,092                2,714             101,930               1,661
       Financial Services                                3,828                2,006               3,838               1,956
                                               ----------------      ---------------     ---------------     ---------------
       Totals                                       $  240,903           $   13,077           $ 206,363          $    9,964
                                               ----------------      ---------------     ---------------     ---------------
                                               ----------------      ---------------     ---------------     ---------------

FORWARD-LOOKING STATEMENTS

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, product pricing, management of growth, integration of acquisitions, technological developments, new products, Year 2000 compliance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the information technology and telecommunications industries; the Company's business in Canada and England; stability of foreign governments; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communications solutions for customers in a dynamic industry; and other competitive factors.

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

SUMMARY

     During the quarter ended October 31, 1998, the Company's net income improved over the quarter ended November 1, 1997, increasing 19.0% to $3.7 million or $.35 per common share, compared to $3.1 million, or $.32 per common share. For the six month period ended October 31, 1998, net income increased 24.7% to $6.4 million, or $.61 per common share, compared to $5.1 million, or $.53 per common share for the similar period ended November 1, 1997. All per share figures reflect diluted rather than basic EPS.

SELECTED CONSOLIDATED FINANCIAL DATA


                                  DOLLAR AMOUNTS AS A PERCENTAGE                      DOLLAR AMOUNTS AS A
                                            OF REVENUES             PERCENTAGE       PERCENTAGE OF REVENUES     PERCENTAGE
                                         THREE MONTHS ENDED           INCREASE           SIX MONTHS ENDED         INCREASE
                                  -----------------------------  -----------------  -------------------------  -------------
                                    OCTOBER 31,     NOVEMBER 1,       FISCAL      OCTOBER 31,    NOVEMBER 1,      FISCAL
                                       1998            1997       1999 vs. 1998       1998          1997      1999 vs. 1998
                                  --------------  -------------  ---------------  ------------  ------------  --------------
REVENUES:
   Global Services
     IT Consulting Services           28.0%            19.9%          59.0%          27.7%           18.0%          80.0%
     Communications Services          26.3%            27.5%           7.8%          27.1%           30.7%           2.7%
                                  ------------    ------------    ------------   -------------    ------------    ----------
       Total Global Services          54.3%            47.4%          29.3%          54.8%           48.7%          31.2%
   Communications Solutions           44.0%            51.1%          (3.0%)         43.6%           49.4%           3.1%
   Financial Services                  1.7%             1.5%          25.2%           1.6%            1.9%           0.0%
                                  ------------    ------------    ------------   -------------    ------------    ----------
       Total Revenues                100.0%           100.0%          12.7%         100.0%          100.0%          16.7%
COST OF SALES                         68.0%            72.6%           5.6%          68.2%           72.1%          10.4%
                                  ------------    ------------    ------------   -------------    ------------    ----------
GROSS MARGIN                          32.0%            27.4%          31.6%          31.8%           27.9%          33.0%
SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES              26.0%            22.0%          33.6%          26.4%           23.1%          33.4%
                                  ------------    ------------    ------------   -------------    ------------    ----------

OPERATING INCOME                       6.0%             5.4%          23.5%           5.4%            4.8%          31.2%
  Interest Expense and Other, Net     (0.7%)           (0.7%)         18.3%          (0.8%)          (0.6%)         38.0%
                                  ------------    ------------    ------------   -------------    ------------    ----------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                         5.3%             4.7%          24.2%           4.6%            4.2%          30.2%

  Provision for Income Taxes           2.3%             1.9%          31.8%           2.0%            1.7%          38.1%
                                  ------------    ------------    ------------   -------------    ------------    ----------
NET INCOME                             3.0%             2.8%          19.0%           2.6%            2.5%          24.7%
                                  ------------    ------------    ------------   -------------    ------------    ----------
                                  ------------    ------------    ------------   -------------    ------------    ----------

The following table sets forth, for the periods indicated, the gross margin percentages for global services, communication systems and financial services.

                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                -----------------  ------------------   ----------------   -----------------
                                  OCTOBER 31,         NOVEMBER 1,           OCTOBER 31,        NOVEMBER 1,
                                      1998               1997                   1998              1997
                                -----------------  ------------------   ----------------   -----------------
GROSS MARGIN PERCENTAGES:
  Global Services
     IT Consulting Services          35.6%                29.6%               34.9%              28.3%
     Communications Services         31.5%                29.1%               32.1%              28.4%
        Total Global Services        33.6%                29.3%               33.5%              28.3%
  Communications Solutions           28.9%                24.7%               28.5%              25.9%
  Financial Services                 61.6%                62.3%               61.0%              68.5%

RESULTS OF OPERATIONS

    REVENUES. Revenues increased 12.7% to $125.1 million for the quarter ended October 31, 1998 as compared to $110.9 million for the prior year quarter ended November 1, 1997. For the six month period ended October 31, 1998, revenues increased 16.7% to $240.9 million as compared to $206.4 million for the similar period last year.

    Revenues from Global Services increased $15.4 million or 29.3%, and $31.4 million or 31.2%, during the comparable three and six month periods ended October 31, 1998 and November 1, 1997, respectively. Revenues from IT Consulting Services increased $13.0 million, or 59.0%, and $29.6 million, or 80.0%, during the comparable three and six month periods ended October 31, 1998 and November 1, 1997, respectively. These increases were generally the result of: (i) the inclusion of the results of PRIMA, acquired in September 1997, for the three and six month periods ended October 31, 1998; (ii) the merger with Wordlink during June 1998; and (iii) internal growth. Revenues from Communications Services increased 8.0% to $32.9 million for the quarter ended October 31, 1998 as compared to $30.5 million for the prior year quarter. For the six month period ended October 31, 1998, Communications Services revenues increased 2.7% to $65.3 million as compared to $63.5 million for the six month period ended November 1, 1997.

    Revenues from Communications Solutions decreased 3.0% to $55.0 million in the quarter ended October 31, 1998 from $56.7 million in the similar period last year. Revenues increased $3.2 million, or 3.1%, to $105.1 million for the six month period ended October 31, 1998 as compared to the similar period last year. Over the past six months, Communications Solutions revenues were impacted by weaker than projected orders and the general uncertainty and volatility of the U.S. economy.

    Revenues from Financial Services increased 25.2%, to $2.1 million in the second quarter of fiscal year 1999 from $1.7 million in the similar quarter last year. Revenues for the six month period ended October 31, 1998 were relatively unchanged from the similar period ended November 1, 1997 at $3.8 million.

    GROSS MARGIN. The Company's gross margin increased $9.6 million, or 31.6%, to $40.0 million for the quarter ended October 31, 1998 as compared to $30.4 million for the similar quarter last year. For the six month period ended October 31, 1998, gross margin increased $19.0 million, or 33.0%, to $76.5 million as compared to $57.5 million for the similar period last year. As a percent of total revenues, gross margin was 32.0% and 31.8% for the three and six month periods ended October 31, 1998 as compared to 27.4% and 27.9% for the similar periods ended November 1, 1997. These increases are the result of a shift in the mix of products and services offered toward higher margin IT consulting services.

    Gross margin as a percent of revenues for Global Services was 33.6% and 33.5% for the three and six month periods ended October 31, 1998 as compared to 29.3% and 28.3% for the similar periods last year. The gross margin for IT Consulting Services increased to 35.6% and 34.9% for the three and six month periods of fiscal year 1999 from 29.6% and 28.3% for the same periods in fiscal year 1998. These improved margins are a result of operating efficiencies gained as the IT Consulting Services business continued to grow as well as from an increased emphasis on time-and-materials engagements. The gross margin for Communications Services increased to 31.5% and 32.1% from 29.1% and 28.4% for the three and six months ended October 31, 1998 and November 1, 1997, respectively.

    Gross margin as a percent of revenues for Communications Solutions was 28.9% and 28.5% for the three and six months ended October 31, 1998 as compared to 24.7% and 25.9% for the comparable period ended November 1, 1997. The current gross margin percentages in Communications Solutions are higher than those experienced in fiscal 1998 and there is no assurance that these margins will be maintained in future periods.

    Gross margin as a percent of revenues for Financial Services was 61.6% and 61.0% for the three and six months ended October 31, 1998 as compared to 62.3% and 68.5% for the similar periods last year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 33.6% to $32.6 million in the second quarter of fiscal year 1999 as compared to $24.4 million in the similar period last year. For the six month period, these expenses increased 33.4% to $63.4 million as compared to $47.6 million in the prior year period. As a percent of revenues, selling, general and administrative expenses increased to 26.0% and 26.4% for the three and six month periods ended October 31, 1998, as compared to 22.0% and 23.1% for the same periods last year. These increases are partially due to the increased investments in the IT Consulting Services business including costs associated with the Wordlink acquisition, investments in Connaissance Consulting and the opening of new consulting offices in the past six months.

    INTEREST EXPENSE. Interest expense was $1.2 million as compared to $847,000 for the three month periods ended October 31, 1998 and November 1, 1997, respectively. For the six months ended October 31, 1998 interest expense increased to $2.3 million from $1.4 million for the same period last year. This increase was the result of higher borrowing levels in fiscal year 1999 related to acquisitions and working capital requirements.

    INCOME TAXES. The Company's effective income tax rate was 43.5% for the three and six months ended October 31, 1998 and 41% for the similar periods last year. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

    NET INCOME. Net income was $3.7 million or $0.35 per diluted share in the second quarter of fiscal year 1999, as compared to $3.1 million or $0.32 per diluted share for the second quarter of fiscal year 1998. Net income was $6.4 million or $0.61 per diluted share, and $5.1 million, or $0.53 per diluted share, for the six month periods ended October 31, 1998 and November 1, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used for operating activities decreased in the first six months of fiscal year 1999 as compared to the similar period last year as a result of a decrease in accounts receivable which was somewhat offset by increases in inventories, costs and estimated earnings in excess of billings and prepaid expenses and a decrease in accrued liabilities. Net cash used for investing activities increased in the first six months of fiscal year 1999 as compared to the similar period in fiscal year 1998 as a result of increased capital expenditures and investments in lease contracts.

    CAPITAL EXPENDITURES. The Company used $13.7 million for capital expenditures during the six months ended October 31, 1998 as compared to $8.7 million in the similar period last year. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software, computer equipment, facility expansion and telecommunications equipment used in outsourcing arrangements and as spare parts.

   INVESTMENT IN LEASE CONTRACTS. The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts year-to-date in fiscal year 1999 totaled $20.3 million. Net lease receivables increased to $60.8 million, at October 31, 1998 from $53.7 million at April 30, 1998. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $52.4 million at October 31, 1998 as compared to $35.6 million at April 30, 1998. Interest rates on these credit agreements at October 31, 1998 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through September 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

    CAPITAL RESOURCES. The Company has a $100.0 million unsecured revolving long-term credit agreement with certain banks. Up to $30.0 million of borrowings under this agreement may be in the form of commercial paper. In addition, sublimits also exist related to the Company's support of its leasing activities. Borrowings under this agreement are due May 31, 2001, and bear interest at the banks' reference rate (8.0% at October 31, 1998), except for LIBOR, CD and commercial-paper-based options, which generally bear interest at a rate lower than the banks' reference rate (5.5% to 6.3% at October 31, 1998). Total consolidated borrowings under this agreement at October 31, 1998 and April 30, 1998 were $67.4 million and $52.4 million. Annual commitment fees on the unused portions of the credit facility are 0.25%.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal action cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On September 24, 1998, the annual meeting of shareholders of the Company (the "Annual Meeting") was held.

(b)       At the Annual Meeting, the following directors were elected:

          Paul Baszucki                   David R. Richard
          Richard Cohen                   Dr. Jagdish N. Sheth
          Connie M. Levi                  Herbert F. Trader
          Gerald D. Pint

(c)       The following items were voted upon at the Annual Meeting:

    (1)   Election of Directors:


          NAME                         VOTES FOR                  VOTES WITHHELD
          -----------------            ---------                  --------------
          Paul Baszucki                8,340,269                      770,994
          Richard Cohen                8,339,362                      771,901
          Connie M. Levi               8,340,481                      770,782
          Gerald D. Pint               8,289,017                      822,246
          David R. Richard             8,310,029                      801,234
          Dr. Jagdish N. Sheth         8,341,109                      770,154
          Herbert F. Trader            8,288,575                      822,688


    (2) The shareholders approved an amendment to the company's 1995 Long-Term Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,200,000 shares. A total of 6,192,525 shares were voted for the amendment, 1,414,815 shares were voted against, 68,636 shares abstained and 1,435,287 were broker non-votes.

    (3) The shareholders approved the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending April 30, 1999. A total of 9,047,305 shares were voted for the appointment of Arthur Andersen LLP, 6,950 shares were voted against, and there were a total of 57,008 abstentions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          Exhibit 10. (a)  Fifth Amendment to Credit Agreement, dated as of
                           September 28, 1998, by and among the Company, certain banks as signatories thereto (the "Banks") and U.S. Bank National Association, as one of the Banks and as agent for the Banks.

                      (b) Sixth Amendment to Credit Agreement, dated as of October 21, 1998, by and among the Company, certain banks as signatories thereto (the "Banks") and U.S. Bank National Association, as one of the Banks and as agent for the Banks.

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

                                             NORSTAN, INC.
                                             ------------------------------
                                             Registrant

Date:  December 14, 1998                     By /s/ DAVID R. RICHARD
                                                ---------------------------
                                                David R. Richard
                                                Chief Executive Officer,
                                                President and Director

Date:  December 14, 1998                     By /s/ KENNETH S. MACKENZIE
                                                ---------------------------
                                                Kenneth S. MacKenzie
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)