Form 10-Q
period 1999-01-30
NORSTAN INC
filed 1999-03-16
CIK 72418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JANUARY 30, 1999

                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                          COMMISSION FILE NUMBER 0-8141

                                  NORSTAN, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                             41-0835746
     ------------------------------               -----------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

              5101 SHADY OAK ROAD, MINNETONKA, MINNESOTA 55343-4100
              -----------------------------------------------------
                    (address of principal executive offices)

TELEPHONE  (612) 352-4000     FAX  (612) 352-4949    INTERNET  www.norstan.com
------------------------------------------------------------------------------
       (Registrant's telephone number, facsimile number, Internet address)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X  .        No      .
       ----             ----

   On March 3, 1999, there were 10,700,141 shares outstanding of the registrant's common stock, par value $0.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.
                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                    (In thousands, except per share amounts)

                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                               -------------------------------         -------------------------------
                                                JANUARY 30,        JANUARY 31,         JANUARY 30,         JANUARY 31,
                                                    1999              1998                1999                1998
                                               -------------       -----------         -----------        ------------
REVENUES
       Global Services
            IT Consulting Services              $  35,536           $  25,187           $ 102,256           $  62,254
            Communication Services                 34,593              30,967              99,856              94,494
                                                ---------           ---------           ---------           ---------
                 Total Global Services             70,129              56,154             202,112             156,748
       Communication Solutions                     39,492              53,979             144,584             155,910
       Financial Services                           1,888               1,634               5,716               5,472
                                                ---------           ---------           ---------           ---------
                   TOTAL REVENUES                 111,509             111,767             352,412             318,130
                                                ---------           ---------           ---------           ---------
COST OF SALES
       Global Services
            IT Consulting Services                 24,872              18,577              68,343              45,148
            Communication Services                 23,945              21,717              68,281              67,235
                                                ---------           ---------           ---------           ---------
                 Total Global Services             48,817              40,294             136,624             112,383
       Communication Solutions                     34,911              38,971             110,006             114,516
       Financial Services                             735                 596               2,229               1,805
                                                ---------           ---------           ---------           ---------
          TOTAL COST OF SALES                      84,463              79,861             248,859             228,704
                                                ---------           ---------           ---------           ---------
GROSS MARGIN                                       27,046              31,906             103,553              89,426
       Selling, General
         & Administrative Expenses                 30,399              24,923              93,829              72,479
       Restructuring Charges                        1,522                --                 1,522                --
                                                ---------           ---------           ---------           ---------
OPERATING INCOME (LOSS)                            (4,875)              6,983               8,202              16,947
       Interest Expense                            (1,169)             (1,242)             (3,421)             (2,683)
       Other Income, Net                             (110)                 55                 314                 171
                                                ---------           ---------           ---------           ---------
INCOME (LOSS) BEFORE TAXES                         (6,154)              5,796               5,095              14,435
       Income Tax (Benefit) Provision              (2,676)              2,521               2,217               6,063
                                                ---------           ---------           ---------           ---------
NET INCOME (LOSS)                               $  (3,478)          $   3,275           $   2,878           $   8,372
                                                ---------           ---------           ---------           ---------
                                                ---------           ---------           ---------           ---------
NET INCOME (LOSS) PER SHARE -
             BASIC                              $   (0.33)          $    0.33           $    0.28           $    0.87
                                                ---------           ---------           ---------           ---------
                                                ---------           ---------           ---------           ---------
             DILUTED                            $   (0.33)          $    0.33           $    0.27           $    0.86
                                                ---------           ---------           ---------           ---------
                                                ---------           ---------           ---------           ---------
WEIGHTED AVERAGE SHARES -
             BASIC                                 10,572               9,780              10,420               9,599
                                                ---------           ---------           ---------           ---------
                                                ---------           ---------           ---------           ---------
             DILUTED                               10,572              10,011              10,527               9,780
                                                ---------           ---------           ---------           ---------
                                                ---------           ---------           ---------           ---------

      The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                   JANUARY 30,           APRIL 30,
                                                                                      1999                  1998
                                                                                   ------------          ----------
                                                                                   (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
       Cash                                                                          $   1,924           $   1,869
       Accounts receivable, net of allowances for doubtful
          accounts of $1,732 and $1,171                                                 95,856              97,206
       Current lease receivables                                                        21,321              18,751
       Inventories                                                                      19,363              10,008
       Costs and estimated earnings in excess of billings of
          $22,213 and $17,335                                                           22,565              19,091
       Deferred income tax benefits                                                          -               2,488
       Prepaid expenses, deposits and other                                              5,268               2,575
       Prepaid income taxes                                                              9,438               5,533
                                                                                   -----------          ----------
            TOTAL CURRENT ASSETS                                                       175,735             157,521
                                                                                   -----------          ----------

PROPERTY AND EQUIPMENT:
       Furniture, fixtures and equipment                                                91,918              75,712
       Less-accumulated depreciation and amortization                                  (44,458)            (37,713)
                                                                                   -----------          ----------
            NET PROPERTY AND EQUIPMENT                                                  47,460              37,999
                                                                                   -----------          ----------

OTHER ASSETS:
       Lease receivables, net of current portion                                        39,304              34,998
       Goodwill, net of amortization of $10,225 and $7,979                              40,716              43,206
       Other                                                                             1,727               1,884
                                                                                   -----------          ----------
            TOTAL OTHER ASSETS                                                          81,747              80,088
                                                                                   -----------          ----------

                                                                                   $   304,942          $  275,608
                                                                                   -----------          ----------
                                                                                   -----------          ----------


     The accompanying notes are an integral part of these consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                                   JANUARY 30,          APRIL 30,
                                                                                      1999                 1998
                                                                                   -----------          ----------
                                                                                   (Unaudited)           (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt                                           $     73           $   3,257
       Current maturities of discounted lease rentals                                   18,464              14,758
       Accounts payable                                                                 23,584              24,135
       Deferred revenue                                                                 20,858              19,953
       Accrued -
          Salaries and wages                                                             6,770              15,123
          Warranty costs                                                                 1,786               1,776
          Other liabilities                                                              5,729              10,509
       Deferred Income Taxes                                                               560                   -
       Billings in excess of costs and estimated earnings of $17,634
         and $16,390                                                                     8,325               9,442
                                                                                   -----------          ----------
             TOTAL CURRENT LIABILITIES                                                  86,149              98,953
                                                                                   -----------          ----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                               78,567              52,440

DISCOUNTED LEASE RENTALS, NET OF CURRENT MATURITIES                                     28,642              20,883

DEFERRED INCOME TAXES                                                                    6,864               5,661
                                                                                   -----------          ----------

SHAREHOLDERS' EQUITY:
       Common stock - $0.10 par value; 40,000,000 authorized shares;
       10,700,141 and 9,963,716 shares issued and outstanding                            1,070                 996
       Capital in excess of par value                                                   50,620              44,741
       Retained earnings                                                                57,252              54,048
       Unamortized cost of stock                                                        (2,197)               (641)
       Foreign currency translation adjustments                                         (2,025)             (1,473)
                                                                                   -----------          ----------
             TOTAL SHAREHOLDERS' EQUITY                                                104,720              97,671
                                                                                   -----------          ----------

                                                                                   $   304,942          $  275,608
                                                                                   -----------          ----------
                                                                                   -----------          ----------

    The accompanying notes are an integral part of these consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                 (In thousands)

                                                                                       NINE MONTHS ENDED
                                                                               ---------------------------------
                                                                               JANUARY 30,           JANUARY 31,
                                                                                  1999                  1998
                                                                               -----------           ----------
OPERATING ACTIVITIES:
Net Income                                                                     $    2,878            $    8,372
Adjustments to reconcile net income to net cash used for
  operating activities:
       Restructuring charge                                                         1,552                  --
       Restructuring charges paid                                                  (2,494)                 --
       Depreciation and amortization                                               14,372                14,977
       Deferred income taxes                                                        4,224                   518
       Changes in operating items, net of effects from acquisitions:
          Accounts receivable                                                       3,174               (17,711)
          Inventories                                                              (9,258)               (4,752)
          Costs and estimated earnings in excess of billings                       (3,600)              (11,707)
          Prepaid expenses, deposits and other                                     (2,497)               (2,851)
          Accounts payable                                                           (946)                 (380)
          Deferred revenue                                                            566                 1,131
          Accrued liabilities                                                     (13,066)              (11,283)
          Income taxes payable / receivable                                        (3,758)                 (933)
          Billings in excess of costs and estimated earnings                       (1,084)                4,756
                                                                               ----------            ----------
               NET CASH USED FOR OPERATING ACTIVITIES                              (9,937)              (19,863)
                                                                               ----------            ----------
INVESTING ACTIVITIES:
       Additions to property and equipment, net                                   (19,702)              (14,402)
       Cash paid for acquisitions, net of cash acquired                                15               (20,450)
       Investment in lease contracts                                              (26,636)              (17,452)
       Collections from lease contracts                                            19,584                17,310
       Other, net                                                                    (633)                  (13)
                                                                               ----------            ----------
               NET CASH USED FOR INVESTING ACTIVITIES                             (27,372)              (35,007)
                                                                               ----------            ----------
FINANCING ACTIVITIES:
       Repayment of debt assumed in acquisitions                                   (1,267)               (2,013)
       Borrowings of long-term debt                                               248,464               189,745
       Repayments of long-term debt                                              (225,244)             (139,365)
       Borrowings of discounted lease rentals                                      26,416                13,472
       Repayments of discounted lease rentals                                     (14,869)              (11,789)
       Proceeds from sale of common stock                                           3,837                 2,873
                                                                               ----------            ----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                           37,337                52,923
                                                                               ----------            ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                27                    10
                                                                               ----------            ----------
NET INCREASE (DECREASE) IN CASH                                                        55                (1,937)

CASH, BEGINNING OF PERIOD                                                           1,869                 5,147
                                                                               ----------            ----------
CASH, END OF PERIOD                                                            $    1,924            $    3,210
                                                                               ----------            ----------
                                                                               ----------            ----------

    The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 30, 1999

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

SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosure of cash flow information is as follows (in thousands):

                                                               NINE MONTHS ENDED
                                                      --------------------------------------
                                                      JANUARY 30, 1999      JANUARY 31, 1998
                                                      -----------------     ----------------
     Cash paid for:
       Interest                                            $ 5,652                $ 4,761
       Income taxes                                        $ 1,617                $ 4,985

     Non-cash investing and financing activities:
       Stock issued for acquisition                        $   114                $ 6,325

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

     A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                          -------------------------------        ------------------------------
                                          JANUARY 30,         JANUARY 31,        JANUARY 30,        JANUARY 31,
                                             1999                 1998              1999               1998
                                          -----------         -----------        ----------         -----------
Net income (loss)                         $  (3,478)            $ 3,275            $ 2,878            $ 8,372
                                          ---------             -------            -------            -------
                                          ---------             -------            -------            -------
Weighted average common
  Shares outstanding - Basic                 10,572               9,780             10,420              9,599

Effect of stock option and
  Benefit plans                                --                   231                107                181
                                          ---------             -------            -------            -------
Weighted average common
  Shares outstanding - Diluted               10,572              10,011             10,527              9,780
                                          ---------             -------            -------            -------
                                          ---------             -------            -------            -------
Net income (loss) per share -

      Basic                               $   (0.33)            $  0.33            $  0.28            $  0.87
                                          ---------             -------            -------            -------
                                          ---------             -------            -------            -------
      Diluted                             $   (0.33)            $  0.33            $  0.27            $  0.86
                                          ---------             -------            -------            -------
                                          ---------             -------            -------            -------

    Effective May 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was a loss of approximately $3.3 million and income of approximately $2.8 million for the three month periods ended January 30, 1999 and January 31, 1998, respectively. For the nine month periods ended January 30, 1999 and January 31, 1998 comprehensive income was approximately $2.3 million and $7.8 million, respectively.

    The Company adopted Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," effective May 1, 1997. The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. The Company capitalized approximately $6.8 million of costs associated with internal-use software developed or obtained during the nine months ended January 30, 1999.

RESTRUCTURING CHARGES

    During the quarter ended January 30, 1999, the Company recorded a restructuring charge of $1.5 million relating to a workforce reduction announced early in the quarter. This resource reduction in the communications business was made to bring the Company's expense structure in line with anticipated growth. The restructuring charge reflects the costs of severance and other employment termination benefits.

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

ACQUISITIONS

    On September 30, 1997, the Company acquired PRIMA Consulting, Inc. (PRIMA) in a transaction accounted for under the purchase method. PRIMA provides IT consulting services, including information systems planning and development, consulting and programming services for collaborative computing solutions and ERP integration services. The Company paid acquisition consideration aggregating approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Norstan common stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. In addition, the Company agreed to pay up to $3.5 million in contingent consideration over a three-year period ending April 30, 2000 if certain financial performance targets are achieved (no amounts were earned as of April 30, 1998). This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over fifteen years and three years, respectively.

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

VENDOR AGREEMENTS

    Under its agreement with Siemens, the Company purchases certain communications equipment and products for field application and installation. The parties have entered into a five year agreement that is effective for the period of July 1998 through July 2003.

BUSINESS SEGMENTS

    The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 30, 1998. Adoption of this statement required the Company to provide the disclosure of segment information but did not require significant changes in the way geographic information was disclosed.

    The Company operates in three business segments, Global Services, Communication Solutions, and Financial Services. Due to the Company's continuing expansion and growth in the area of IT consulting services, financial results for Global Services are now reported as (i) IT Consulting Services and (ii) Communication Services. Interim disclosures under SFAS No. 131 are as follows (in thousands):

                                                                        FOR THE QUARTER ENDED
                                           --------------------------------------------------------------------------------
                                                      JANUARY 30, 1999                          JANUARY 31, 1998
                                           ---------------------------------------    -------------------------------------
                                                                   OPERATING                                 OPERATING
                                              REVENUES           INCOME (LOSS)          REVENUES           INCOME (LOSS)
                                           ----------------    -------------------    --------------     ------------------
     Global Services:
        IT Consulting Services                   $  35,536               $  1,065          $ 25,187                $ 1,515
        Communication Services                      34,593                  1,884            30,967                  1,596
                                           ----------------    -------------------    --------------     ------------------
          Total Global Services                     70,129                  2,949            56,154                  3,111
     Communication Solutions                        39,492                 (8,615)           53,979                  2,629
     Financial Services                              1,888                    791             1,634                  1,243
                                           ----------------    -------------------    --------------     ------------------
     Totals                                      $ 111,509              $  (4,875)         $111,767                $ 6,983
                                           ----------------    -------------------    --------------     ------------------
                                           ----------------    -------------------    --------------     ------------------

                                                                      FOR THE NINE MONTHS ENDED
                                           --------------------------------------------------------------------------------
                                                      JANUARY 30, 1999                          JANUARY 31, 1998
                                           ---------------------------------------    -------------------------------------
                                                                   OPERATING                                 OPERATING
                                              REVENUES           INCOME (LOSS)          REVENUES           INCOME (LOSS)
                                           ----------------    -------------------    --------------     -------------------
     Global Services:
        IT Consulting Services             $       102,256                $ 3,755          $ 62,254                 $ 4,688
        Communication Services                      99,856                  7,581            94,494                   4,717
                                           ----------------    -------------------    --------------     -------------------
          Total Global Services                    202,112                 11,336           156,748                   9,405
     Communication Solutions                       144,584                 (5,908)          155,910                   4,340
     Financial Services                              5,716                  2,774             5,472                   3,202
                                           ----------------    -------------------    --------------     -------------------
     Totals                                 $      352,412               $  8,202          $318,130                $ 16,947
                                           ----------------    -------------------    --------------     -------------------
                                           ----------------    -------------------    --------------     -------------------

FORWARD-LOOKING STATEMENTS

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, product pricing, management of growth, integration of acquisitions, technological developments, new products, Year 2000 compliance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the information technology and telecommunications industries; the Company's business in Canada and England; stability of foreign governments; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors.

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

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

     Norstan is a technology services company providing IT and communication systems solutions to customers in the United States, Canada and England. Headquartered in Minneapolis, Minnesota, with sales and service offices located throughout the United States and Canada, the Company sells its products and services to a wide variety of customers across numerous industries.

     The Company provides IT consulting and communication services, communications and technology products and financing alternatives through its three business units, Global Services, Communication Solutions (formerly known as Communication Systems) and Financial Services.

SUMMARY

     During the quarter ended January 30, 1999, the Company incurred a net loss of $3.5 million or $0.33 per common share, as compared to net income of $3.3 million or $0.33 per common share for the quarter ended January 31, 1998. For the nine month period ended January 30, 1999, net income decreased to $2.9 million, or $0.27 per common share, compared to $8.4 million, or $0.86 per common share for the similar period ended January 31, 1998. All per share figures reflect diluted rather than basic EPS.

SELECTED CONSOLIDATED FINANCIAL DATA

                                         DOLLAR AMOUNTS AS A                         DOLLAR AMOUNTS AS A
                                        PERCENTAGE OF REVENUES       PERCENTAGE     PERCENTAGE OF REVENUES     PERCENTAGE
                                          THREE MONTHS ENDED          INCREASE        NINE MONTHS ENDED         INCREASE
                                      ---------------------------  -------------   ------------------------   -------------
                                      JANUARY 30,   JANUARY 31,       FISCAL       JANUARY 30,   JANUARY 31,       FISCAL
                                         1999          1998        1999 VS. 1998      1999          1998      1999 VS. 1998
                                      ------------  ------------   -------------   ------------  -----------  -------------
REVENUES:

Global Services
     IT Consulting Services                 31.9%        22.5%           41.1%           29.0%        19.6%       64.3%
     Communication Services                 31.0%        27.7%           11.7%           28.4%        29.7%        5.7%
                                         --------     --------        --------        --------     --------    --------
       Total Global Services                62.9%        50.2%           24.9%           57.4%        49.3%       28.9%
Communication Solutions                     35.4%        48.3%          (26.8%)          41.0%        49.0%       (7.3%)
Financial Services                           1.7%         1.5%           15.5%            1.6%         1.7%        4.5%
                                         --------     --------        --------        --------     --------    --------
       Total Revenues                      100.0%       100.0%           (0.2%)         100.0%       100.0%       10.8%

COST OF SALES                               75.7%        71.5%            5.8%           70.6%        71.9%        8.8%
                                         --------     --------        --------        --------     --------    --------
GROSS MARGIN                                24.3%        28.5%          (15.2%)          29.4%        28.1%       15.8%

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                   27.3%        22.3%           22.0%           26.6%        22.8%       29.5%

RESTRUCTURING CHARGES                        1.4%         --              N/A             0.5%         --          N/A
                                         --------     --------        --------        --------     --------    --------

OPERATING INCOME (LOSS)                     (4.4%)        6.2%         (170.0%)           2.3%         5.3%      (51.6%)
  Interest Expense and Other, Net           (1.1%)       (1.0%)           7.8%           (0.9%)       (0.8%)      23.7%
                                         --------     --------        --------        --------     --------    --------

INCOME (LOSS) BEFORE PROVISION
FOR  INCOME TAXES                           (5.5%)        5.2%         (206.2%)           1.4%         4.5%       64.7%
  Income Tax (Benefit) Provision            (2.4%)        2.3%         (206.1%)           0.6%         1.9%      (63.4%)
                                         --------     --------        --------        --------     --------    --------

NET INCOME (LOSS)                           (3.1%)        2.9%         (206.2%)           0.8%         2.6%      (65.6%)
                                         --------     --------        --------        --------     --------    --------
                                         --------     --------        --------        --------     --------    --------

The following table sets forth, for the periods indicated, the gross margin percentages for global services, communication systems and financial services.

                                           THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                   ----------------------------------               ------------------------------------
                                   JANUARY 30,            JANUARY 31,               JANUARY 30,              JANUARY 31,
                                      1999                   1998                      1999                    1998
                                   -----------            -----------               -----------              ----------

GROSS MARGIN PERCENTAGES:

Global Services
   IT Consulting Services             30.0%                   26.2%                     33.2%                   27.5%
   Communication Services             30.8%                   29.9%                     31.6%                   28.9%
      Total Global Services           30.4%                   28.2%                     32.4%                   28.3%
Communication Solutions               11.6%                   27.8%                     23.9%                   26.6%
Financial Services                    61.1%                   63.5%                     61.0%                   67.0%

RESULTS OF OPERATIONS

    REVENUES. Revenues decreased less than 1.0% to $111.5 million for the quarter ended January 30, 1999 as compared to $111.8 million for the prior year's quarter ended January 31, 1998. For the nine month period ended January 30, 1999, revenues increased 10.8% to $352.4 million as compared to $318.1 million for the similar period last year.

    Revenues from Global Services increased $14.0 million or 24.9%, and $45.4 million or 28.9%, during the comparable three and nine month periods ended January 30, 1999 and January 31, 1998, respectively. Revenues from IT Consulting Services increased $10.3 million, or 41.1%, and $40.0 million, or 64.3%, during the comparable three and nine month periods ended January 30, 1999 and January 31, 1998, respectively. These increases were generally the result of: (i) the inclusion of the results of PRIMA, acquired in September 1997, for the three and nine month periods ended January 30, 1999; (ii) the merger with Wordlink during June 1998; and (iii) internal growth. Revenues from Communication Services increased 11.7% to $34.6 million for the quarter ended January 30, 1999 as compared to $31.0 million for the prior year quarter. For the nine month period ended January 30, 1999, Communication Services revenues increased 5.7% to $99.9 million as compared to $94.5 million for the nine month period ended January 31, 1998.

    Revenues from Communication Solutions decreased 26.8% to $39.5 million in the quarter ended January 30, 1999 from $54.0 million in the similar period last year. Communication Solutions revenues decreased $11.3 million, or 7.3%, to $144.6 million for the nine month period ended January 30, 1999 as compared to the similar period last year. Communication Solutions revenues were negatively affected by the resource reduction and other organizational and leadership changes which occurred in the third quarter of fiscal 1999. The disruption in the sales force resulting from the resource reduction adversely affected volume in the third quarter.

    Revenues from Financial Services increased 15.5%, to $1.9 million in the third quarter of fiscal year 1999 from $1.6 million in the similar quarter last year. Revenues for the nine month period ended January 30, 1999 increased 4.5%, to $5.7 million from $5.5 million in the similar period ended January 31, 1998.

    GROSS MARGIN. The Company's gross margin decreased $4.9 million, or 15.2%, to $27.0 million for the quarter ended January 30, 1999 as compared to $31.9 million for the similar quarter last year. For the nine month period ended January 30, 1999, gross margin increased $14.1 million, or 15.8%, to $103.6 million as compared to $89.4 million for the similar period last year. As a percent of total revenues, gross margin was 24.3% and 29.4% for the three and nine month periods ended January 30, 1999 as compared to 28.5% and 28.1% for the similar periods ended January 31, 1998. The decrease in the gross margin percentage for the current three month period was the result of significantly lower gross margins in Communication Solutions, were offset somewhat by increased margins in Global Services.

    Gross margin as a percent of revenues for Global Services was 30.4% and 32.4% for the three and nine month periods ended January 30, 1999 as compared to 28.2% and 28.3% for the similar periods last year. The gross margin for IT Consulting Services increased to 30.0% and 33.2% for the three and nine month periods of fiscal year 1999 from 26.2% and 27.5% for the same periods in fiscal year 1998. These improved margins are a result of operating efficiencies gained as the IT Consulting Services business continued to grow as well as from an increased emphasis on time-and-materials engagements as opposed to fixed price contracts. The gross margin for Communication Services increased to 30.8% and 31.6% from 29.9% and 28.9% for the three and nine months ended January 30, 1999 and January 31, 1998, respectively.

    Gross margin as a percent of revenues for Communication Solutions was 11.6% and 23.9% for the three and nine months ended January 30, 1999 as compared to 27.8% and 26.6% for the comparable periods ended January 31, 1998. The decline in the current quarter and year-to-date margin percentages is due largely to non-recurring charges associated with the resolution of cost overruns on a large government contract, as well as higher than anticipated installation costs related to new product offerings.

    Gross margin as a percent of revenues for Financial Services was 61.1% and 61.0% for the three and nine months ended January 30, 1999 as compared to 63.5% and 67.0% for the similar periods last year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 22.0% to $30.4 million in the third quarter of fiscal year 1999 as compared to $24.9 million in the similar period last year. For the nine month period, these expenses increased 29.5% to $93.8 million as compared to $72.5 million in the prior year period. As a percent of revenues, selling, general and administrative expenses increased to 27.3% and 26.6% for the three and nine month periods ended January 30, 1999, as compared to 22.3% and 22.8% for the same periods last year. These increases are partially due to the lower volume in the Communication Solutions segment as well as increased investments in the IT Consulting Services business including new product offerings, costs associated with the Wordlink acquisition, investments in Connaissance Consulting and the opening of new consulting offices in the past nine months.

    RESTRUCTURING CHARGE. During the quarter ended January 30, 1999, the Company recorded a restructuring charge of $1.5 million relating to a workforce reduction announced early in the quarter. This resource reduction in the communications business was made to bring the Company's expense structure in line with anticipated growth. The restructuring charge reflects the costs of severance and other employment termination benefits.

    INTEREST EXPENSE. Interest expense was $1.2 million for the three month periods ended January 30, 1999 and January 31, 1998. For the nine months ended January 30, 1999 interest expense increased to $3.4 million from $2.7 million for the same period last year. This increase was the result of higher borrowing levels in fiscal year 1999 related to acquisitions and working capital requirements.

    INCOME TAXES. The Company's effective income tax rate was 43.5% for the three and nine months ended January 30, 1999 and 43.5% and 42%, respectively, for the similar periods last year. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

    NET INCOME. In the third quarter of fiscal 1999, the Company incurred a net loss of $3.5 million or $0.33 per diluted share, as compared to net income of $3.3 million or $0.33 per diluted share for the third quarter of fiscal year 1998. Net income was $2.9 million or $0.27 per diluted share, and $8.4 million, or $0.86 per diluted share, for the nine month periods ended January 30, 1999 and January 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used for operating activities decreased in the first nine months of fiscal year 1999 as compared to the similar period last year as a result of a decrease in accounts receivable which was offset by increases in inventories, costs and estimated earnings in excess of billings and prepaid expenses and decreases in accrued liabilities and billings in excess of costs and estimated earnings. Net cash used for investing activities decreased in the first nine months of fiscal year 1999 as compared to the similar period in fiscal year 1998 as a result of a decrease in cash paid for acquisitions offset by increased capital expenditures and investments in lease contracts.

    CAPITAL EXPENDITURES. The Company used $19.7 million for capital expenditures during the nine months ended January 30, 1999, as compared to $14.4 million in the similar period last year. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software, computer equipment, facility expansion and telecommunications equipment used in outsourcing arrangements and as spare parts.

    INVESTMENT IN LEASE CONTRACTS. The Company has also made a significant investment in lease contracts with its customers. The investment made in lease contracts year-to-date in fiscal year 1999 totaled $26.6 million. Net lease receivables increased to $60.6 million, at January 30, 1999 from $53.7 million at April 30, 1998. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse or recourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $47.1 million at January 30, 1999 as compared to $35.6 million at April 30, 1998. Interest rates on these credit agreements at January 30, 1999 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through September 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

    CAPITAL RESOURCES. The Company has a $100.0 million unsecured revolving long-term credit agreement with certain banks. Up to $30.0 million of borrowings under this agreement may be in the form of commercial paper. In addition, sublimits also exist related to the Company's support of its leasing activities. Borrowings under this agreement are due May 31, 2001, and generally bear interest at the banks' reference rate (7.75% at January 30, 1999), except for LIBOR, CD and commercial-paper-based options, which generally bear interest at a rate lower than the banks' reference rate (5.5% to 6.3% at January 30, 1999). Total consolidated borrowings under this agreement at January 30, 1999 and April 30, 1998 were $77.3 million and $52.4 million, respectively. Annual commitment fees on the unused portions of the credit facility are 0.25%.

    Management of the Company believes that a combination of cash generated from operations, existing bank facilities and additional borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing, or the sale of equity or other securities.

IMPACT OF YEAR 2000

    The Company has completed an assessment of the hardware and software in its core business information systems and has substantially completed the necessary modifications. The Company is testing its systems to verify proper functionality with respect to dates in 2000 and thereafter. The Company has also had discussions with its significant suppliers to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems and products interface with the Company's systems or otherwise affect its operations or that of its customers. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate either their computer systems or their current product offerings available to the Company's customers.

    The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The Company is well under way with its efforts, which are scheduled to be completed by the fall of 1999. The cost of the Year 2000 initiative is estimated to be approximately $2.0 million, to be incurred over fiscal year 1999 and fiscal year 2000.

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


                                NORSTAN, INC.
                                ----------------------------------
                                Registrant



Date:  March 15, 1999           By /s/ David R. Richard
                                  --------------------------------
                                  David R. Richard
                                  Chief Executive Officer,
                                  President and Director


Date:  March 15, 1999           By /s/ Kenneth S. MacKenzie
                                  --------------------------------
                                   Kenneth S. MacKenzie
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)