Form 10-K
period 1999-04-30
NORSTAN INC
filed 1999-07-28
CIK 72418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-8141

                                  NORSTAN, INC.
             (Exact name of registrant as specified in its chapter)

                MINNESOTA                      41-0835746
       (State of incorporation)       (I.R.S. Employer identification No.)

                  5101 SHADY OAK ROAD, MINNETONKA, MINNESOTA 55343
                      (Address of principal executive offices)



The Company's phone number: 612-352-4000  The Company's internet address: WWW.NORSTAN.COM


Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK ($.10 PAR VALUE PER SHARE)
                          COMMON STOCK PURCHASE RIGHTS
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of July 14, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq National Market System was approximately $126,941,000.

    As of July 14, 1999, there were outstanding 10,791,726 shares of the registrant's common stock, par value $.10 per share, its only class of equity securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


PART I                                                                                PAGE
                                                                                      ----

         ITEM 1.   Business.....................................................         1
                     Summary....................................................         1
                     Industry Overview..........................................         2
                     The Norstan Solution.......................................         2
                     Norstan's Business Strategy...............................          3
                     Norstan's Growth Strategy..................................         3
                     Products and Services......................................         4
                     Customers..................................................         7
                     Strategic Alliances........................................         7
                     Sales and Marketing........................................         7
                     Customer Service...........................................         8
                     Locations..................................................         9
                     Human Resources............................................        10
                     Competition................................................        10
                     Intellectual Property Rights...............................        11
                     Government Regulation......................................        11
                     Backlog....................................................        11

         ITEM 2.   Properties...................................................        12

         ITEM 3.   Legal Proceedings............................................        12

         ITEM 4.   Submission of Matters to a Vote of Security Holders..........        12

PART II

         ITEM 5.   Market for the Company's Common Equity and Related Shareholder
                   Matters .....................................................        13

         ITEM 6.   Selected Consolidated Financial Data.........................        14

         ITEM 7.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................        15

         ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk....        21

         ITEM 8.   Financial Statements and Supplementary Data..................        22

         ITEM 9.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure.....................................        40

PART III

         ITEM 10.  Directors and Executive Officers of the Registrant...........        40

         ITEM 11.  Executive Compensation.......................................        40

         ITEM 12.  Security Ownership of Certain Beneficial Owners and
                   Management...................................................        40

         ITEM 13.  Certain Relationships and Related Transactions...............        40

PART IV

         ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K.....................................................        41

SIGNATURES                                                                              42

                                     PART I

ITEM 1. BUSINESS.

                                    BUSINESS

SUMMARY

    Norstan is a leading provider of communication and information technology ("IT") solutions for over 18,000 customers in the United States, Canada and England. To address the complex communication requirements of its customers, Norstan provides a broad range of products and services, including telephone systems, call center systems, voice processing, network integration, voice and video conferencing, and facilities management services. Norstan's network of approximately 700 field technicians and service consultants delivers communication services to its customers. In addition, the Company provides a wide array of IT solutions through IT Consulting Services. These solutions include the design, implementation, maintenance and modification of IT applications and systems. IT Consulting Services currently employs over 800 consultants and generated a 49% increase in revenues during fiscal year 1999. As communication and information technologies converge, Norstan's strategy is to expand the breadth of its IT consulting services offerings to serve as a single-source provider of leading technology solutions to its customers.

    The Company delivers its products and services through three business units, Global Services, Communication Solutions and Financial Services, which accounted for 56.8%, 41.6% and 1.6% of Norstan's fiscal year 1999 revenues, respectively. Global Services includes IT Consulting Services and Communication Services (see Note 12 to the Company's consolidated financial statements for financial information concerning each segment's operations). IT Consulting Services provides IT services including enterprise resource planning ("ERP") and enterprise resource management ("ERM") package implementation, Internet/Intranet/E-commerce solutions, multiservice networking services, strategic advisory services, application development and infrastructure services and outsourced facilities management. Communication Services provides customer support services for communication systems, including maintenance services, systems modifications and long distance services. Communication Solutions provides a broad array of solutions including telephone systems, integrated voice processing, call center technologies and video/audio/data conferencing solutions. Financial Services supports the sales process by providing customized financing alternatives. The Company believes that its breadth of product and service offerings fosters long-term customer relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry.

    The Company operates in 73 locations in 63 cities throughout the United States and Canada (see Note 12 to the Company's consolidated financial statements for financial information concerning the Company's Canadian operations). Norstan has served over 18,000 customers across a broad range of industries in the last three years and focuses its marketing efforts on middle-market and Fortune 500 companies with complex technology and communication requirements. Current customers include BP Amoco, IBM, Kellogg Company, John Deere, US Bancorp, 3M and Harley-Davidson. The Company believes that its installed base of communication systems customers will offer extensive opportunities for cross-selling IT consulting services. Management also believes that IT Consulting Services customers will be a source of additional communication business. Norstan's strong emphasis on customer satisfaction is evidenced by a survey of Norstan's communication customers, in which Norstan received an overall satisfaction rating of 91% in fiscal year 1999. The Company believes that its outstanding customer service will enable Norstan to capture a greater portion of each customer's communication and IT budgets in the future.

    Norstan provides leading-edge technologies in both its IT and communication operations. The Company has established strategic alliances with leading IT and communication companies that allow Norstan to offer objective solutions to its customers. IT strategic alliance partners include IBM, Siebel Systems, Oracle, Lotus, PeopleSoft, Tivoli, Novell and Microsoft. Communication strategic alliance partners include Siemens, Aspect, VTEL, PictureTel, Latitude, Cisco Systems, Sprint, Lucent Technologies (formerly Octel) and Applied Voice Technology.

INDUSTRY OVERVIEW

    In the current climate of intense global competition and accelerating technological change, businesses increasingly depend upon technology-based solutions to enhance their competitive position, and to improve their productivity and the quality of their products and services. Today's business environment mandates the availability of efficient voice and video communication channels and information in formats suited to a wide variety of users. Accordingly, businesses are looking to a variety of new technologies to enhance the performance of their communication systems and to allow IT systems to collect, analyze and communicate information within the enterprise and among customers and suppliers. An organization's ability to integrate and deploy new communication and IT technologies in a unified and cost-effective manner has become critical to competing successfully in today's rapidly changing business environment.

    While organizations recognize the importance of communication and IT systems in this business environment, the selection, implementation, customization and maintenance of these systems are becoming more complex and the resources required to perform these tasks are becoming increasingly scarce. Faced with a shortage of qualified technical resources and great demands to implement the latest technology, customers are increasingly relying on outside vendors to provide the necessary resources. By outsourcing communication and IT services, companies are able to focus on their core businesses; access specialized technical skills; implement solutions more rapidly; benefit from flexible staffing; and reduce the cost of recruiting, training and retaining communication and IT professionals.

    As a result of these factors, demand for IT and communication services and products has grown significantly. The 1998 worldwide market for IT services was estimated at $350 billion and is projected to grow to $620 billion by 2002 according to Dataquest, a leading IT market research and consulting firm. Dataquest also estimates that the market for these services is projected to grow at a 15% compound annual growth rate. For calendar year 1998, Phillips InfoTech, (InfoTech), a market research firm specializing in telecommunications market information, estimates that the U.S. market for switching, networking and application equipment was over $17 billion, and the U.S. market for telecommunications maintenance and professional services was estimated to be approximately $4 billion. As customers seek the competitive advantages that advanced communication and computer telephony integration can deliver, growth of certain segments of call processing are expected to be particularly strong. According to InfoTech, between 1998 and 2002, the U.S. market for voice mail, interactive voice response units, networking equipment, and other telecommunications peripherals and applications is expected to grow at a compound annual growth rate of approximately 8%. By 2002, the U.S. market for these associated applications and peripherals is projected to be over $15 billion.

    The markets and technologies for communication equipment and IT applications and systems continue to converge as communication equipment migrates from proprietary switches to software-driven systems operating on standardized computer platforms. As a result, businesses are integrating their communication and IT systems. In addition, many middle-market and Fortune 500 companies rely on multiple, often specialized, providers to help implement and manage their communication and IT systems. The Company believes that relying on multiple service providers, where there is no distinct responsible party, creates vendor relationships that are difficult and expensive to manage and adversely impacts the quality and compatibility of communication and IT solutions. As previously separate communication and IT technologies converge and their interoperability increases, more organizations will seek a unified technology solution. Norstan believes that these organizations will attempt to reduce costs and management complexity by establishing relationships with a small number of providers that offer a broad range of both communication and IT products and services throughout the full life cycle of a project.

THE NORSTAN SOLUTION

    The Company is a single-source provider of a wide range of communication and IT solutions that enable its customers to compete and succeed in the global marketplace. The Company has leveraged its established reputation as a provider of premier communication products and services, along with the capability of its more than 800 IT consultants, to deliver a unified communication and IT solution to middle-market and Fortune 500 companies. This broad range of offerings enables Norstan to serve as a single-source provider of communication and IT solutions throughout the entire life cycle of a project. Norstan's ability to serve as a single-source provider results in closer integration, reduced risk and greater management control for the customer. The Company believes that its customer relationships, its geographic reach and size, and its expertise in providing both communication and IT solutions will enable it to capitalize on the continuing growth and convergence of communication and IT needs of middle-market and Fortune 500 companies.

NORSTAN'S BUSINESS STRATEGY

    The Company's objective is to become a leading provider of communication and IT offerings to middle-market and Fortune 500 companies. The Company's strategy to achieve this objective includes the following key elements:

    CAPITALIZE ON THE ACCELERATING CONVERGENCE OF COMMUNICATION AND INFORMATION TECHNOLOGIES. Norstan's established communication expertise, coupled with its IT consulting capabilities, positions the Company to exploit the convergence of voice, video and information technologies onto a single platform. Norstan believes that it is one of the few firms offering this combination of skills and services, enabling the Company to serve as a single-source provider of a unified technology solution.

    INCREASE FOCUS ON PROVIDING TECHNOLOGY SERVICES. As communication and information technologies converge, the Company intends to increase its percentage of revenues derived from technology services, which typically command higher margins than product sales. Management believes that its increased focus on technology services will enhance its overall profitability. Over the last three fiscal years, revenues from Norstan's Global Services business unit increased at a 26% annual compound growth rate and accounted for over 56.8% of revenues in fiscal year 1999.

    OFFER A BROAD RANGE OF COMMUNICATION AND IT SOLUTIONS. Norstan's broad range of voice, video and data solutions allows the Company to serve as a single-source provider for its customers' communication and IT needs. The ability to provide consulting services, hardware, software, training and on-going support enables Norstan to offer a unified communication and IT solution throughout the life cycle of a project. This capability will become increasingly important as communication and information technologies continue to converge and customers look to retain a single-source provider for all their communication and IT needs.

    ATTRACT, DEVELOP AND RETAIN HIGHLY SKILLED PROFESSIONALS. The Company seeks to attract, develop and retain the highest caliber of communication and IT consultants. Norstan places a strong emphasis on the career development and training of its IT consultants through its Team Manager program. Team Managers provide career guidance and ensure that employees maintain skills in state-of-the-art technologies. Norstan offers a competitive combination of employee benefits and incentives, including employee stock option and stock purchase programs, as well as incentive compensation based on the amount billed by individual consultants.

    PROVIDE SUPERIOR CUSTOMER SERVICE. Norstan believes its dedication to providing service beyond its customers' expectations has produced many favorable customer relationships and resulted in increased exposure to potential customers. Norstan's strong emphasis on customer satisfaction is evidenced by a survey of Norstan's communication customers, in which Norstan received an overall satisfaction rating of 91% in fiscal year 1999. The Company believes that its reputation for superior service will lead to opportunities for cross-selling additional products and services to its customer base.

    OFFER LEADING-EDGE TECHNOLOGIES. Norstan maintains several strategic alliances with business partners that allow it to offer leading-edge technologies. IT strategic alliance partners include IBM, Siebel Systems, Oracle, Lotus, PeopleSoft, Tivoli, Novell and Microsoft. Communication strategic alliance partners include Siemens, Aspect, VTEL, PictureTel, Latitude, Cisco Systems, Sprint, Lucent Technologies (formerly Octel) and Applied Voice Technology. These strategic alliances provide the Company with access to training, product support and current technology as well as the use of the "business partner" designation in marketing the Company's products and services. The Company intends to strengthen its existing alliances and pursue additional alliances with leading technology companies.

NORSTAN'S GROWTH STRATEGY

    To achieve its growth objectives, the Company has adopted the following strategies:

    CONTINUE INTERNAL GROWTH OF NORSTAN IT CONSULTING SERVICES. The Company seeks to continue the rapid growth of IT Consulting Services by opening branch locations in targeted geographic markets. During fiscal year 1999, IT Consulting Services generated 22% internal revenue growth and opened five new branch locations in San Diego, CA, Kansas City, KS, Detroit, MI, Parsippany, NJ and Warren, NJ. Driven by customer demand, Norstan will continue to expand into other geographic markets. In addition, the Company intends to leverage existing communication locations through cross-selling efforts and the aggressive recruitment of IT consultants.

    PURSUE COMPLEMENTARY IT SERVICES ACQUISITIONS. To capitalize on the highly fragmented nature of the IT services industry, the Company intends to grow IT Consulting Services through acquisitions. Building on its experience of acquiring communication companies over the last ten years, Norstan has completed four acquisitions of IT services businesses since 1996. The Company will target additional acquisitions that provide complementary expertise, expand its domestic and international geographic presence, diversify its customer base and increase its consulting resources.

    LEVERAGE EXISTING CUSTOMER RELATIONSHIPS. Norstan intends to grow its technology services business by leveraging the Company's existing base of over 18,000 customers. These relationships provide Norstan with significant advantages in marketing new communication and IT services and solutions. Management believes the convergence of communication and information technologies, together with the Company's high level of customer satisfaction, will position Norstan to become a preferred provider of both communication and IT solutions.

PRODUCTS AND SERVICES

    Norstan provides customers with a single source for a broad range of communication and IT products and services to design, develop and implement technology solutions in a variety of customer environments. These products and services are delivered through three business units, Global Services, Communication Solutions and Financial Services.

     GLOBAL SERVICES. Global Services, which represented 56.8% of the Company's fiscal year 1999 revenues, consists of two operating groups: IT Consulting Services and Communication Services. The following table summarizes the products and services provided by these two groups.

                                GLOBAL SERVICES

                             IT CONSULTING SERVICES


                  CATEGORY OF SERVICE                       DESCRIPTION OF SERVICES
                  -------------------                       -----------------------
                  E-Commerce                                - Develop E-Commerce and supply chain strategies
                                                            - Develop and implement web applications
                                                            - Provide Intranet consulting services
                                                            - Develop on-line business models
                                                            - Provide EDI consulting services

                  Strategic Advisory Services               - Develop strategic IT plans
                                                            - Provide business transformation and technology
                                                              planning consulting services
                                                            - Provide information management consulting
                                                            - Provide change management and knowledge
                                                              management consulting services

                  Enterprise Relationship Management        - Implement and customize marketing and
                                                              sales force automation packaged software solutions
                                                            - Develop and implement call center strategies and
                                                              solutions
                                                            - Provide application portfolio selection and assembly
                                                              services
                                                            - Develop customer service/field service applications

                  Enterprise Resource Planning              - Implement and customize Oracle and PeopleSoft
                                                              packaged software solutions
                                                            - Provide data warehousing and business intelligence
                                                              consulting services
                                                            - Provide application portfolio selection and
                                                              services
                                                            - Develop and implement web enablement

                  Application Development &                 - Design and develop applications
                  Infrastructure Services                   - Develop and implement groupware/messaging applications
                                                            - Manage and monitor customer's network operations
                                                            - Design and implement technical architecture
                                                            - Provide standard/custom technical education and training services

                  Multiservice Networking                   - Develop and implement call center solutions
                                                            - Integrate computer/telephony applications
                                                            - Provide audio, video and data conferencing services
                                                            - Provide network communication and architecture
                                                              consulting services
                                                            - Provide unified messaging and IP telephony consulting
                                                              services

                  Managed Services                          - Manage networks and systems
                                                            - Support and maintain applications
                                                            - Perform product procurement and integration
                                                            - Manage customer's communication operations

                                       COMMUNICATION SERVICES


                     CATEGORY OF SERVICE                       DESCRIPTION OF SERVICES
                     -------------------                       -----------------------
                     Communication Maintenance                 - Provide maintenance services on customers'
                     Services                                    communication systems hardware

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

                     Long Distance Services                    - Offer a full range of long distance and network
                                                                 services

    COMMUNICATION SOLUTIONS. Communication Solutions, which represented 41.6% of the Company's fiscal year 1999 revenues, focuses on the design, sale and implementation of communication and other technology equipment. Communication Solutions provides the following products and services:

                             COMMUNICATION SOLUTIONS

                CATEGORY OF PRODUCT OR SERVICE                  DESCRIPTION OF PRODUCTS AND SERVICES
                ------------------------------                  ------------------------------------
                Telephone Systems                               - Design, install and implement PBX systems and other
                                                                  telephone switching systems
                                                                - Supply PBX and other telephone switching systems

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

               Conferencing Systems                             - Design, install and implement conferencing systems
                                                                - Provide audio, video and data conferencing products

               Refurbished Equipment                            - Refurbish and resell previously owned Siemens,
                                                                  Nortel, Iwatsu, Aspect and Isoetec products

    FINANCIAL SERVICES. Financial Services, which represented 1.6% of the Company's fiscal year 1999 revenues, provides customers with efficient and competitive financing for the purchase or lease of products and services. Financial Services supports the sales process by offering customized lease structures that eliminate the need for third party financing.

CUSTOMERS

    Norstan focuses its marketing efforts on middle-market and Fortune 500 companies with complex communication and IT requirements. Norstan has served over 18,000 customers across a broad range of industries over the last three fiscal years. No single customer accounted for more than 5% of Norstan's total revenue during any of the last three fiscal years.

    Norstan customers include the following:

                             IT CONSULTING SERVICES

     3M                            Harley-Davidson         Nationwide Insurance
     Acer                          Invacare                Old Mutual
     American Electric Power       John Deere              State Farm Insurance
     American Express              Kellogg Company         StorageTek
     Becton Dickinson              Lucent Technologies     SuperValu
     Grand Metropolitan            Michelin                Williams-Sonoma

               COMMUNICATION SERVICES AND COMMUNICATION SOLUTIONS

     American Freightways          Cargill                  Imation
     BP Amoco                      Fortis Insurance         Medtronic
     Best Buy                      Harley-Davidson          Marquette University
     CIBC                          IBM                      US Bancorp

STRATEGIC ALLIANCES

    The Company believes that its relationships with a wide range of leading technology companies position Norstan to deliver the appropriate solution to each customer. IT strategic alliance partners include IBM, Siebel Systems, Oracle, Lotus, PeopleSoft, Tivoli, Novell and Microsoft. In addition, Siebel Systems, a leading customer care and sales automation software provider, has granted Premier Consulting Partner status to Connaissance Consulting (a majority-owned Norstan affiliate).

    Communication strategic alliance partners include Siemens, Aspect, VTEL, PictureTel, Latitude, Cisco Systems, Sprint, Lucent Technologies (formerly Octel) and Applied Voice Technology. In addition, the Company distributes complementary communication products that fit specific segments of the marketplace. These include hybrid switching systems, personal computer-based voice processing and video conferencing systems, as well as data communication products from Novell, Newbridge and others.

    Norstan has been a distributor of Siemens communication equipment since 1976 and is Siemens' largest independent distributor in North America. The term of the current distributor agreement with Siemens, signed in January 1999, is five years. Norstan and Siemens have also renewed an agreement through July 27, 2003 under which Norstan is an authorized agent for the refurbishment and sale of previously owned Siemens equipment.

SALES AND MARKETING

    Norstan has approximately 500 sales and marketing personnel within the United States and Canada. The sales force includes product and service specialists with expertise in IT consulting services, video conferencing, call centers, communication services, education and training, and other areas. These specialists partner with the sales representatives who have primary responsibility for the customer relationship to develop integrated technology solutions which address the specific technology needs of Norstan's customers. Norstan uses several techniques to pursue new customer opportunities, including telemarketing, seminars, participation in trade shows and advertising. Norstan also maintains a new account sales team to pursue new customer prospects.

    Norstan's sales representatives and specialists use a comprehensive approach to evaluate each customer's technology needs. The sales representative begins with a detailed analysis of the customer's current and future communication and IT systems requirements. After determining the customer's needs, the sales representative and product specialist develop a solution that satisfies current and anticipated requirements. Norstan's consulting and operations teams then work with the customer to plan the delivery and implementation of the solution and to identify required training. By planning the precise requirements of each phase of the solution delivery, Norstan's specialists are able to minimize service interruption for the customer. Norstan also provides an ongoing support program tailored to meet the customer's specific application requirements that incorporates remote diagnostics, in-field service and support, additional training and help desk support from Norstan's customer support representatives.

    Norstan's marketing strategy is to capture a larger portion of existing customers' communication and IT budgets and to identify and develop new customer relationships. In particular, the Company believes that its installed base of communication systems customers offers extensive opportunities for the marketing of IT consulting services. Management also believes that Norstan IT Consulting Services will be a source of additional communication business. Norstan anticipates that its high quality customer service will support ongoing marketing efforts, as satisfied customers are more likely to choose Norstan to supply additional communication and IT products and services.

CUSTOMER SERVICE

    Norstan believes that providing exceptional customer service is an important element of its ability to compete effectively in the communication and IT marketplace. Norstan has invested heavily in new technology that is designed to enable the Company to resolve a substantial portion of customer support and service issues quickly and remotely. Norstan coordinates its customer service response through three remote diagnostics and dispatch centers located in the Minneapolis, Cleveland and Toronto areas. In fiscal year 1999, these centers handled over 170,000 customer calls with approximately 53% of the service-related calls addressed remotely. Only 18% of customer calls were resolved remotely in fiscal year 1994. The Company's goal for fiscal year 2000 is to resolve in excess of 55% of service calls remotely. For calls requiring immediate on-site service and support, Norstan maintains a highly trained force of service technicians, design engineers and customer support representatives.

    Norstan has approximately 120 employees in its three remote diagnostics and dispatch centers devoted primarily to providing customer service and has over 400 service technicians in the field. With Norstan's remote problem resolution capability and its highly trained staff of technicians, Norstan is able to promptly resolve customer support requests. Norstan's commitment to customer service is evidenced by a recent survey of Norstan's Communication customers that found an overall satisfaction rating of 91% in fiscal year 1999.

LOCATIONS

    The Company currently supports its IT Consulting Services, Communication Services and Communication Solutions customers with locations in the United States and Canada. Driven by customer demand, Norstan will continue to add new IT Consulting Services branches during fiscal year 2000. The Company maintains the following 73 locations in 63 cities:

                             IT CONSULTING SERVICES

Atlanta, GA                Des Moines, IA            Phoenix, AZ
Baltimore, MD              Detroit, MI               Pittsburgh, PA
Champaign, IL              Greensboro, NC            Raleigh, NC
Charlotte, NC              Greenville, SC            Richmond, VA
Chicago, IL                Indianapolis, IN          San Diego, CA
Cincinnati, OH             Kansas City, KS           San Francisco, CA
Cleveland, OH              Milwaukee, WI             St. Louis, MO
Columbia, SC               Minneapolis, MN           Warren, NJ
Columbus, OH               Omaha, NE
Denver, CO                 Parsippany, NJ


               COMMUNICATION SERVICES AND COMMUNICATION SOLUTIONS

Albuquerque, NM            Edmonton, Alberta         Oklahoma City, OK
Amarillo, TX               El Paso, TX               Omaha, NE
Appleton, WI               Fargo, ND                 Ottawa, Ontario
Austin, TX                 Las Vegas, NV             Phoenix, AZ
Baton Rouge, LA            Lexington, KY             Pittsburgh, PA
Birmingham, AL             Little Rock, AR           Rochester, MN
Calgary, Alberta           London, Ontario           Shreveport, LA
Cedar Rapids, IA           Louisville, KY            Sioux Falls, SD
Chicago, IL                Lubbock, TX               Springdale, AR
Cincinnati, OH             Madison, WI               Toledo, OH
Cleveland, OH              Milwaukee, WI             Toronto, Ontario
Columbus, OH               Minneapolis, MN           Tucson, AZ
Davenport, IA              Mobile, AL                Tulsa, OK
Dayton, OH                 Montreal, Quebec          Vancouver, British Columbia
Des Moines, IA             New Orleans, LA           Winnipeg, Manitoba

HUMAN RESOURCES

    As of April 30, 1999, Norstan had 2,657 regular employees, of which over 800 were IT consulting personnel and approximately 700 were communication field technicians and service consultants. U.S. operations totaled 2,471 employees, including approximately 100 who are covered by collective bargaining agreements. The Company's Canadian operations had a total of 186 employees.

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

    The Company uses formal training programs to further develop its professional resources. The Company also uses mentoring by placing junior IT professionals under the guidance of senior IT professionals on certain customer engagements. In addition, in order to expand the skills and develop the careers of the Company's consultants and technical staff, the Company maintains access to computer-based training resources covering 450 course topics.

COMPETITION

    The communication industry is intensely competitive and rapidly changing. Norstan's primary competitors in this area include Lucent Technologies, Nortel and the RBOCs. Many of its competitors have longer operating histories, greater financial and human resources, and greater name recognition than Norstan. The passage of the Telecommunications Act of 1996 has fostered competition by providing access to a number of entities that were previously precluded from the industry. As a result of this legislation, the pace of consolidation in the industry has accelerated. These changes in the regulatory environment could potentially affect Norstan's ability to compete successfully.

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

    Subject to this competitive environment, the Company competes on the basis of: (i) the depth and breadth of services and products offered; (ii) the ability to integrate IT and communication systems as the related technologies continue to converge; (iii) its reputation for providing superior customer service; and (iv) the number and strength of customer relationships.

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

GOVERNMENT REGULATION

    Except for the sale of long distance service, the Company is not subject to any government regulations that have a material impact on its operations. Effective May 1, 1992, the Company became a direct reseller of long distance network services and accordingly became subject to certain state tariff regulations throughout the United States. The Company is currently registered and certified to provide interstate services in all 50 states and intrastate services in 49 states. The Company is also subject to FCC regulations, which require the filing of federal tariffs.

BACKLOG

    As of April 30, 1999, the Company had signed contracts for telecommunications products aggregating approximately $47.3 million, substantially all of which are expected to be fulfilled by the end of fiscal 2000. As of April 30, 1998, the Company had signed contracts aggregating approximately $46.2 million, substantially all of which were fulfilled by the end of fiscal 1999. The usual time period between the execution of a contract and the completion of the installation is one to six months, depending on the size and complexity of the system.

ITEM 2. PROPERTIES.

    The executive offices of the Company are located in Minnetonka, Minnesota, where the Company leases approximately 234,000 square feet of office space. The Company also has area headquarters in Brecksville, Ohio, and Phoenix, Arizona, where the Company leases approximately 61,250 and 34,400 square feet of office space, respectively. In addition to the space above, the Company leases sales and service offices in 52 other cities within the United States. In Canada, the Company leases approximately 36,000 square feet of office space in Toronto, Ontario, which serves as its Canadian headquarters. The Company also leases sales and service offices in seven other cities within the Canadian provinces of Alberta, Manitoba, Ontario, Quebec and British Columbia. The Company believes that the above-mentioned facilities are adequate and suitable for its current needs.

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


                                                      HIGH        LOW
                                                    --------   --------
           FISCAL YEAR ENDED APRIL 30, 1999:

           First Quarter..........................  26 3/16    22 3/4
           Second Quarter.........................  23 5/16    13 1/8
           Third Quarter..........................  18 5/8     11 5/8
           Fourth Quarter.........................  12 9/16    8

           FISCAL YEAR ENDED APRIL 30, 1998:

           First Quarter..........................   18 1/2    14
           Second Quarter.........................   25 1/2    17 1/2
           Third Quarter..........................   25 1/2    22
           Fourth Quarter.........................   29        21 7/8

    The quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

    As of July 14, 1999, there were 2,979 holders of record of the Company's common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

    The selected consolidated financial data set forth below as of and for each of the fiscal years in the five-year period ended April 30, 1999 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.


                                                                FISCAL YEARS ENDED APRIL 30,
                                               -------------------------------------------------------------
                                                  1999         1998         1997         1996        1995
                                               ---------    ---------    ---------    ---------    ---------
STATEMENTS OF OPERATIONS DATA:                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
  Global Services
    IT Consulting Services .................   $ 137,878    $  92,746    $  54,467    $  14,426    $   7,931
    Communication Services .................     136,130      127,197      131,596      121,971      110,638
                                               ---------    ---------    ---------    ---------    ---------
      Total Global Services ................     274,008      219,943      186,063      136,397      118,569
  Communication Solutions ..................     200,738      228,979      205,983      179,332      166,675
  Financial Services .......................       7,963        7,443        6,029        5,635        5,001
                                               ---------    ---------    ---------    ---------    ---------
      TOTAL REVENUES .......................     482,709      456,365      398,075      321,364      290,245
                                               ---------    ---------    ---------    ---------    ---------
COST OF SALES
  Global Services
    IT Consulting Services .................      90,858       66,457       43,315       11,000        6,417
    Communication Services .................      92,460       89,550       93,880       86,669       70,224
                                               ---------    ---------    ---------    ---------    ---------
      Total Global Services ................     183,318      156,007      137,195       97,669       76,641
  Communication Solutions ..................     151,382      168,965      150,204      130,090      123,158
  Financial Services .......................       2,970        2,444        2,160        2,221        2,308
                                               ---------    ---------    ---------    ---------    ---------
      TOTAL COST OF SALES ..................     337,670      327,416      289,559      229,980      202,107
                                               ---------    ---------    ---------    ---------    ---------

GROSS MARGIN ...............................     145,039      128,949      108,516       91,384       88,138
Selling, general and administrative expenses     128,665      103,709       89,311       75,973       74,725
Restructuring charges ......................       1,522       14,667           --           --           --
                                               ---------    ---------    ---------    ---------    ---------

OPERATING INCOME ...........................      14,852       10,573       19,205       15,411       13,413
Interest expense ...........................      (4,886)      (3,909)      (1,866)      (1,351)      (1,587)
Interest and other income (expense), net ...         460          (18)         (22)          89          (54)
                                               ---------    ---------    ---------    ---------    ---------

INCOME BEFORE PROVISION FOR INCOME TAXES ...      10,426        6,646       17,317       14,149       11,772
Provision for income taxes .................       4,536        2,791        7,100        5,660        4,709
                                               ---------    ---------    ---------    ---------    ---------

NET INCOME .................................   $   5,890    $   3,855    $  10,217    $   8,489    $   7,063
                                               =========    =========    =========    =========    =========

NET INCOME PER SHARE:

            BASIC ..........................   $    0.56    $    0.40    $    1.12    $    1.00    $    0.86
                                               =========    =========    =========    =========    =========

            DILUTED ........................   $    0.56    $    0.39    $    1.08    $    0.94    $    0.82
                                               =========    =========    =========    =========    =========

WEIGHTED AVERAGE SHARES:

            BASIC ..........................      10,473        9,719        9,140        8,526        8,242
                                               =========    =========    =========    =========    =========

            DILUTED ........................      10,537        9,917        9,418        8,985        8,621
                                               =========    =========    =========    =========    =========

                                                                                      AS OF APRIL 30,
                                                                -------------------------------------------------------------
BALANCE SHEET DATA:                                               1999         1998         1997         1996         1995
                                                                ---------    ---------    ---------    ---------    ---------
Working capital............................................     $  78,239    $  58,568    $  37,484    $  24,899    $  32,183
Total assets...............................................       308,516      275,608      224,173      160,988      161,709
Long-term debt, net of current maturities..................        61,411       52,440       18,284           --       16,465
Discounted lease rentals, net of current maturities........        32,604       20,883       24,043       15,961       16,313
Shareholders' equity.......................................       109,335       97,671       84,370       67,517       56,984
Cash dividends declared and paid...........................            --           --           --           --           --

On June 20, 1996, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. The stock split has been retroactively reflected in the selected consolidated financial data presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    Norstan is a leading provider of communication and information technology ("IT") solutions for over 18,000 customers in the United States, Canada and England. To address the complex communication requirements of its customers, Norstan provides a broad range of products and services, including telephone systems, call center systems, voice processing, network integration, voice and video conferencing, and facilities management services. Norstan's network of approximately 700 field technicians and service consultants delivers communication services to its customers. In addition, the Company provides a wide array of IT solutions through IT Consulting Services. These solutions include the design, implementation, maintenance and modification of IT applications and systems. IT Consulting Services currently employs over 800 consultants and generated a 49% increase in revenues during fiscal year 1999. As communication and information technologies converge, Norstan's strategy is to expand the breadth of its IT consulting services offerings to serve as a single-source provider of leading technology solutions to its customers.

    The Company delivers its products and services through three business units, Global Services, Communication Solutions and Financial Services, which accounted for 56.8%, 41.6% and 1.6% of Norstan's fiscal year 1999 revenues, respectively. Global Services includes IT Consulting Services and Communication Services. IT Consulting Services provides IT services including enterprise resource planning ("ERP") and enterprise resource management ("ERM") package implementation, Internet/Intranet/E-commerce solutions, multiservice networking services, strategic advisory services, application development and infrastructure services and outsourced facilities management. Communication Services provides customer support services for communication systems, including maintenance services, systems modifications and long distance services. Communication Solutions provides a broad array of solutions including telephone systems, integrated voice processing, call center technologies and video/audio/data conferencing solutions. Financial Services supports the sales process by providing customized financing alternatives. The Company believes that its breadth of product and service offerings fosters long-term customer relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry.

    During fiscal year 1999, Norstan recorded a restructuring charge of $1.5 million relating to a workforce reduction. This resource reduction in the communications business was made to bring the Company's expense structure in line with anticipated growth. The restructuring charge related to the costs of severance and other employment termination benefits.

    During fiscal year 1998, Norstan recorded a restructuring charge of $14.7 million in connection with management's plan to reduce costs, consolidate and reorganize operations, and improve operating efficiencies. Restructuring efforts focused primarily on the following: (i) consolidation of seven semi-autonomous geographic sales and service organizations into a single, more focused sales and operations organization; (ii) the consolidation of 36 warehouses and parts locations into three strategically located distribution centers; and (iii) the reorganization and integration of the Company's IT consulting services operations, including the Norstan Call Center Solutions Group, Connect and PRIMA, into a single, customer-focused organization. The restructuring charge related primarily to the write-down of certain assets to their fair market values ($12.2 million), severance and employee benefit costs ($1.2 million) and lease termination costs ($1.3 million). Net income and net income per diluted share before the restructuring charge for the year ended April 30, 1998 were $12.4 million and $1.25 per share, respectively.

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of total revenues:


                                                                                YEARS ENDED APRIL 30,
                                                                       -------------------------------------
              REVENUES:                                                 1999          1998           1997
                                                                       ---------    ----------     ---------
                Global Services
                   IT Consulting Services.........................          28.6%         20.3%         13.7%
                   Communication Services ........................          28.2          27.9          33.0
                                                                       ---------    ----------     ---------
                     Total Global Services      ..................          56.8          48.2          46.7
                Communication Solutions  .........................          41.6          50.2          51.8
                Financial Services................................           1.6           1.6           1.5
                                                                       ---------    ----------     ---------
                   Total revenues ................................         100.0         100.0         100.0
              Cost of sales:
                Global Services
                   IT Consulting Services.........................          18.8          14.6          10.9
                   Communication Services.........................          19.2          19.6          23.6
                                                                       ---------    ----------     ---------
                     Total Global Services........................          38.0          34.2          34.5
                Communication Solutions..........................           31.4          37.0          37.7
                Financial Services................................           0.6           0.5           0.5
                                                                       ---------    ----------     ---------
                   Total cost of sales............................          70.0          71.7          72.7
                                                                       ---------    ----------     ---------
              Gross margin........................................          30.0          28.3          27.3
              Selling, general and administrative expenses........          26.7          22.8          22.5
              Restructuring charges...............................           0.3           3.2            --
                                                                       ---------    ----------     ---------
              Operating income....................................           3.0%          2.3%          4.8%
                                                                       =========    ==========     =========
              Net income..........................................           1.2%          0.8%          2.6%
                                                                       =========    ==========     =========

    The following table sets forth the gross margin percentages for Global
Services, Communication Solutions and Financial Services.

                                                                                YEARS ENDED APRIL 30,
                                                                      ---------------------------------------
                                                                         1999            1998         1997
                                                                      -----------     ----------   ----------
                    Gross margin percentage:
                      Global Services
                         IT Consulting Services ....................      34.1%          28.3%        20.5%
                         Communication Services.....................      32.1           29.6         28.7
                           Total Global Services  ..................      33.1           29.1         26.3
                      Communication Solutions.......................      24.6           26.2         27.1
                      Financial Services............................      62.7           67.2         64.2

FISCAL 1999 COMPARED TO FISCAL 1998

    REVENUES. Total revenues increased 5.8% to $482.7 million in fiscal year 1999 from $456.4 million in fiscal year 1998.

    Revenues from Global Services increased 24.6% to $274.0 million in fiscal year 1999 from $219.9 million in fiscal year 1998. Revenues from IT Consulting Services increased 48.7% to $137.9 million in fiscal year 1999 from $92.7 million in fiscal year 1998. This increase was the result of growth in Norstan Consulting's revenues including (i) internal revenue growth of 22%, (ii) inclusion of a full year results from PRIMA acquired in September of 1997, and
(iii) inclusion of Wordlink, Inc. results since their acquisition in June of 1998. Revenues from Communication Services increased 7.0% to $136.1 million in fiscal year 1999 from $127.2 million in fiscal year 1998. The increase in Communication Services revenues resulted primarily from approximately 25% growth in network services revenue and 6% growth in service contract revenue.

    Revenues from Communication Solutions decreased 12.3% to $200.7 million in fiscal year 1999 from $229.0 million in fiscal year 1998. The decrease was primarily attributable to decreased sales volume in the Siemens PBX, call center, conferencing and cabling product lines which resulted from distractions in the overall marketing and sales effort during the significant third quarter restructuring actions.

    Revenues from Financial Services increased 7.0% to $8.0 million in fiscal year 1999 from $7.4 million in fiscal year 1998. This increase was primarily attributable to the increased size of the Company's leasing base.

    GROSS MARGIN. The Company's gross margin was $145.0 million and $128.9 million for the fiscal years ended April 30, 1999 and 1998, respectively. As a percent of total revenues, gross margin was 30.0% for fiscal year 1999 compared to 28.3% for fiscal year 1998.

    Gross margin as a percent of revenues for Global Services was 33.1% for fiscal year 1999 as compared to 29.1% for fiscal year 1998. The gross margin for IT Consulting Services increased to 34.1% for fiscal year 1999 from 28.3% for fiscal year 1998. The improved margin was primarily a result of Norstan Consulting's increased billing rates and utilization of consultants and a decreased emphasis on other lower margin IT Consulting Services such as outsourcing, facilities management and education services. The gross margin for Communication Services increased to 32.1% for fiscal year 1999 from 29.6% for fiscal year 1998 in part from the efficiencies and cost savings resulting from the organizational changes in fiscal years 1998 and 1999.

    Gross margin as a percent of revenues for Communication Solutions was 24.6% for fiscal year 1999 as compared to 26.2% for fiscal year 1998. The decrease in gross margin for fiscal year 1999 as compared to fiscal year 1998 was primarily due to cost overruns related to a large government contract which were recognized in the third quarter of fiscal 1999.

    Gross margin as a percent of revenues for Financial Services was 62.7% for fiscal year 1999 as compared to 67.2% for fiscal year 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 24.1% to $128.7 million in fiscal year 1999 from $103.7 million in fiscal year 1998. As a percent of revenues, selling, general and administrative expenses increased to 26.7% for fiscal year 1999, as compared to 22.8% for fiscal year 1998. This increase was primarily the result of fiscal 1999 investments in the IT Consulting Services business including the opening of five new consulting branch locations and the startup of Connaissance Consulting.

    RESTRUCTURING CHARGE. During the third quarter of fiscal year 1999, Norstan recorded a restructuring charge of $1.5 million relating to a workforce reduction. This resource reduction in the communications business was made to bring the Company's expense structure in line with anticipated growth. The restructuring charge related to the costs of severance and other employment termination benefits.

    INTEREST EXPENSE. Interest expense was $4.9 million for fiscal year 1999 as compared to $3.9 million for fiscal year 1998. This increase was primarily the result of higher borrowing levels in fiscal year 1999 due to the additional investments in the IT Consulting Services business, including the operations of PRIMA and Connaissance Consulting, as well as for working capital purposes. Average month-end borrowings outstanding under the Company's revolving long-term credit agreements were $64.9 million for fiscal year 1999 and $46.7 million for fiscal year 1998. Weighted average interest rates under the Company's revolving long-term credit agreements were 6.5% for fiscal year 1999 as compared to 7.0% for fiscal year 1998.

    INCOME TAXES. The Company's effective income tax rate was 43.5% for fiscal year 1999 and 42.0% for fiscal year 1998. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

    NET INCOME. Net income was $5.9 million or $0.56 per diluted share in fiscal year 1999, as compared to $3.9 million or $0.39 per diluted share in fiscal year 1998. Net income and net income per diluted share before the restructuring charge for the year ended April 30, 1998 were $12.4 million and $1.25 per share, respectively.

FISCAL 1998 COMPARED TO FISCAL 1997

    REVENUES. Total revenues increased 14.6% to $456.4 million in fiscal year 1998 from $398.1 million in fiscal year 1997.

    Revenues from Global Services increased 18.2% to $219.9 million in fiscal year 1998 from $186.1 million in fiscal year 1997. Revenues from IT Consulting Services increased 70.3% to $92.7 million in fiscal 1998 from $54.5 million in fiscal 1997. This increase was a result of: (i) the acquisition of PRIMA in September 1997, which contributed $17.9 million of revenue in fiscal 1998, and
(ii) internal revenue growth of 37.5%. Revenues from Communication Services decreased 3.3% to $127.2 million in fiscal 1998 from $131.6 million in fiscal 1997. The decrease in Communication Services revenues resulted from the sale of the Company's stand-alone cabling business in June 1997, which contributed approximately $5.0 million in revenues during fiscal 1997.

    Revenues from Communication Solutions increased 11.2% to $229.0 million in fiscal year 1998 from $206.0 million in fiscal year 1997. The increase was attributable to increased sales volumes in the Siemens PBX, videoconferencing and refurbished equipment products through sales to new customers as well as growth with existing customer relationships.

    Revenues from Financial Services increased 23.5% to $7.4 million in fiscal year 1998 from $6.0 million in fiscal year 1997. This increase was primarily attributable to the increased size of the Company's leasing base.

    GROSS MARGIN. The Company's gross margin was $128.9 million and $108.5 million for the fiscal years ended April 30, 1998 and 1997, respectively. As a percent of total revenues, gross margin was 28.3% for fiscal year 1998 and 27.3% for fiscal year 1997.

    Gross margin as a percent of revenues for Global Services was 29.1% for fiscal year 1998 compared to 26.3% for fiscal year 1997. The gross margin for IT Consulting Services increased to 28.3% for fiscal year 1998 from 20.5% for fiscal year 1997. The improved margin was a result of operating efficiencies gained as the IT Consulting Services segment continued to grow as well as from an increased emphasis on time-and-materials engagements. The gross margin for Communication Services increased to 29.6% for fiscal year 1998 from 28.7% for fiscal year 1997.

    Gross margin as a percent of revenues for Communication Solutions was 26.2% for fiscal year 1998 as compared to 27.1% for fiscal year 1997. The decrease in gross margin for fiscal year 1998 as compared to fiscal year 1997 was primarily due to overall increases in product costs due to changes in the sales mix and increased labor costs from subcontractors and overtime due to the high level of installations during 1998. The overall decline in gross margin was partially offset by improved margins in the sales of refurbished equipment.

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

    RESTRUCTURING CHARGE. During fiscal year 1998, Norstan recorded a restructuring charge of $14.7 million in connection with management's plan to reduce costs, consolidate and reorganize operations, and improve operating efficiencies. Restructuring efforts focused primarily on the following: (i) consolidation of seven semi-autonomous geographic sales and service organizations into a single, more focused sales and operations organization;
(ii) the consolidation of 36 warehouses and parts locations into three strategically located distribution centers; and (iii) the reorganization and integration of the Company's IT consulting services operations, including the Norstan Call Center Solutions Group, Connect and PRIMA, into a single, customer-focused organization. The restructuring charge related primarily to the write-down of certain assets to their fair market values ($12.2 million), severance and employee benefit costs ($1.2 million) and lease termination costs ($1.3 million).

    INTEREST EXPENSE. Interest expense was $3.9 million for fiscal year 1998 as compared to $1.9 million for fiscal year 1997. This increase was primarily the result of higher borrowing levels in fiscal year 1998 to fund the PRIMA acquisition as well as for working capital purposes. Average month-end borrowings outstanding under the Company's revolving long-term credit agreements were $46.7 million for fiscal year 1998 and $22.1 million for fiscal year 1997. Weighted average interest rates under the Company's revolving long-term credit agreements were 7.0% for fiscal year 1998 as compared to 7.5% for fiscal year 1997.

    INCOME TAXES. The Company's effective income tax rate was 42% for fiscal year 1998 and 41% for fiscal year 1997. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

    NET INCOME. Net income was $3.9 million or $0.39 per diluted share in fiscal year 1998, which includes the $14.7 million restructuring charge, representing $0.86 per diluted share, as compared to $10.2 million or $1.08 per diluted share in fiscal year 1997. Net income and net income per diluted share before the restructuring charge for the year ended April 30, 1998 were $12.4 million and $1.25 per share, respectively.

UNAUDITED QUARTERLY RESULTS

    The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two year period ending April 30, 1999. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues and operating income occurring during the fourth quarter of the fiscal year.


                                                                           FOR THE QUARTERS ENDED
                               ----------------------------------------------------------------------------------------------------
                                April 30,   January 30,  October 31,  August 1,    April 30,    January 31,  November 1,  August 2,
                                  1999         1999         1998         1998         1998         1998        1997         1997
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Revenues:
  Global Services
    IT Consulting Services...  $  35,622    $  35,536    $  35,045    $  31,675    $  30,496    $  25,186     $ 22,038    $  15,026
    Communication Services...     36,274       34,593       32,897       32,366       32,698       30,968       30,508       33,023
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Total Global Services..     71,896       70,129       67,942       64,041       63,194       56,154       52,546       48,049
  Communication Solutions ...     56,154       39,492       55,037       50,055       73,069       53,979       56,719       45,212
  Financial Services.........      2,247        1,888        2,074        1,754        1,971        1,634        1,657        2,181
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Total Revenues.........    130,297      111,509      125,053      115,850      138,234      111,767      110,922       95,442
Cost of Sales................     88,811       84,463       85,009       79,387       98,711       79,861       80,488       68,356
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Gross Margin.................     41,486       27,046       40,044       36,463       39,523       31,906       30,434       27,086
Selling, General and
  Administrative Expenses....     34,836       30,399       32,593       30,837       31,230       24,923       24,399       23,157

Restructuring Charges .......         --        1,522           --           --       14,667           --           --           --
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Operating Income (Loss)......      6,650       (4,875)       7,451        5,626       (6,374)       6,983        6,035        3,929
Interest Expense.............     (1,465)      (1,169)      (1,163)      (1,089)      (1,226)      (1,242)        (847)        (594)
Interest and Other
  Income (Expense), net......        146         (110)         243          181         (190)          55           69           48
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (Loss) Before
  Income Taxes...............      5,331       (6,154)       6,531        4,718       (7,790)       5,796        5,257        3,383
Provision for Income Taxes...      2,320       (2,676)       2,840        2,052       (3,272)       2,521        2,155        1,387
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss)............  $   3,011    $  (3,478)   $   3,691    $   2,666    $  (4,518)   $   3,275    $   3,102    $   1,996
                               =========    =========    =========    =========    =========    =========    =========    =========

Net Income (Loss)
  Per Share - Diluted........  $    0.28    $   (0.33)   $    0.35    $    0.26    $   (0.45)   $    0.33    $    0.32    $    0.21
                               =========    =========    =========    =========    =========    =========    =========    =========


LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $6.4 million, $5.5 million and $18.7 million for fiscal 1999, 1998 and 1997, respectively. Net cash of $38.5 million was used for investing activities in fiscal 1999 which decreased from fiscal 1998 and 1997 levels of $44.9 million and $45.3 million, respectively. This lower level of cash used for investing activities was due to decreased acquisition activity and related cash requirements in fiscal 1999 as compared to fiscal years 1998 and 1997, offset by increased investments in property and equipment and lease contracts. Net cash provided by financing activities in fiscal 1999 was $31.1 million, a decrease as compared to $36.1 million in fiscal 1998 and relatively unchanged as compared to $30.6 million in fiscal 1997. Net borrowings on long-term debt were significantly lower in fiscal 1999 as compared to 1998 as a result of the decreased acquisition activity as discussed above, but were offset by increased discounted lease rental borrowings.

    CAPITAL EXPENDITURES. The Company used $26.8 million for capital expenditures during fiscal year 1999 as compared to $19.9 million in fiscal year 1998 and $24.2 million in fiscal year 1997. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software, computer equipment, facility expansion and telecommunications equipment used in outsourcing arrangements and as spare parts.

    INVESTMENT IN LEASE CONTRACTS. The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts in fiscal year 1999 totaled $35.6 million as compared to $28.0 million in fiscal 1998 and $31.5 million in fiscal 1997. Net lease receivables increased to $63.0 million at April 30, 1999 from $53.7 million at April 30, 1998. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $54.2 million at April 30, 1999 as compared to $35.6 million at April 30, 1998. Interest rates on these credit agreements at April 30, 1999 ranged from 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

    CAPITAL RESOURCES. The Company has a $100.0 million unsecured revolving long-term credit agreement with certain banks. Up to $30.0 million of borrowings under this agreement may be in the form of commercial paper. In addition, sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement are due May 31, 2001, and bear interest at the banks' reference rate (7.75% at April 30, 1999), except for LIBOR, CD and commercial paper based options, which generally bear interest at a rate lower than the banks' reference rate (5.5% to 6.0% at April 30, 1999). Total consolidated borrowings under this agreement at April 30, 1998 and 1999 were $52.4 million and $60.2 million, respectively. There were no borrowings on account of the Company's leasing activities at April 30, 1998 and 1999. Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the agreement, the Company is required to maintain minimum levels of EBITDA and certain other financial ratios. The Company has complied with or has obtained the appropriate waivers for such requirements as of April 30, 1999.

    Management of the Company believes that a combination of cash generated from operations, existing bank facilities and additional borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing, or the sale of equity or other securities.

ACQUISITIONS

    On June 19, 1998, the Company acquired Wordlink in a transaction accounted for under the pooling-of-interests method. Wordlink delivers network integration, groupware messaging, Internet/intranet/e-commerce and education solutions to customers operating in a multi-vendor network environment. The merger agreement provided for the conversion of all shares of Wordlink common stock and all vested Wordlink stock options issued and outstanding into 420,539 shares of Norstan common stock valued at approximately $10.3 million. All outstanding Wordlink unvested stock options were converted into the equivalent value of Norstan stock options. Wordlink's shareholders' equity and operating results were not material in relation to the Company's financial statements. As such, the Company has recorded the combination without restating prior periods' consolidated statements of operations to reflect the pooling-of-interests combination.

    On September 30, 1997, the Company acquired PRIMA in a transaction accounted for under the purchase method. PRIMA provides IT consulting services, including information systems planning and development, consulting and programming services for collaborative computing solutions, and ERP integration services. The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Common Stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. In addition, the Company agreed to pay up to $3.5 million in contingent consideration over a three-year period ending April 30, 2000 if certain financial performance targets are achieved (no amounts were earned as of April 30, 1999). This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets that are being amortized on a straight-line basis over fifteen years and three years, respectively.

    On June 4, 1996, the Company acquired Connect in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, Internets and intranets, client/server applications and workgroup computing. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Common Stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company agreed to pay up to $4.0 million in contingent consideration over a three-year period ending April 30, 1999, if certain financial performance targets are achieved (as of April 30, 1999, the maximum amount of such consideration had been paid). This transaction resulted in the recording of $18.4 million in goodwill and other intangible assets that are being amortized on a straight-line basis over fifteen years and three years, respectively.

IMPACT OF YEAR 2000

    The Company has completed an assessment of the hardware and software in its internal information systems and has substantially completed the necessary modifications. The Company is currently testing its critical systems to verify proper date-handling functionality with respect to year 2000 and thereafter. The Company is working with its significant suppliers and business partners to ensure that those parties have appropriate Year 2000 readiness plans, and will be able to continue to provide products and services to the Company. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate either their computer systems or their product offerings.

    The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff who expect to complete the Year 2000 initiative in the fall of 1999. The Company believes it is adequately addressing the Year 2000 issues. It does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition and results of operations. However, there can be no assurance that the systems of other companies will not fail, and that such failures would not have an adverse effect on the Company. In order to mitigate the risk of supplier and business partner non-compliance, the Year 2000 initiative also includes the creation of contingency plans, both from technical and business process perspectives.

    Based on the Company's assessments to date, the costs of the Year 2000 initiative are estimated to be approximately $2.0 million, of which approximately $1.4 million has been incurred to date. The costs of the project and the date on which the Company believes it will complete its Year 2000 initiative are forward-looking statements and are based on management's best estimates, according to information available through the Company's assessments to date. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the retention of these professionals, the ability to locate and correct all relevant computer codes, and similar uncertainties. At present the Company has not experienced any significant problems in these areas.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products to foreign customers and changes in interest rates on the Company's long-term debt obligations, discounted lease rentals, capital leases and other long-term debt obligations.

    The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company's foreign installment contracts at April 30, 1999 would not materially affect the Company's consolidated financial position, results of operations or cash flows.

    The Company's unsecured revolving long-term credit agreement carries interest rate risk that is generally related to either the banks' reference rate, LIBOR or CD rates or commercial paper based options. If any of those rates or options were to change while the Company was borrowing under the agreement, interest expense would increase or decrease accordingly. As of April 30, 1999, total consolidated borrowings under this agreement were $60.2 million.

    The Company's has no earnings or cash flow exposure due to market risks on its discounted lease rentals or its capital lease and other long-term debt obligations as a result of the fixed-rate nature of the lease rentals, capital leases and the debt. However, interest rate changes would effect the fair market value of the lease rentals, capital leases and debt. At April 30, 1999, the Company had fixed rate lease rentals of $54.2 million and capital lease and other long-term debt obligations of $4.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                  PAGE
  CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Public Accountants...................................................................      23

  Consolidated Statements of Operations for the years ended April 30, 1997, 1998 and 1999....................      24

  Consolidated Balance Sheets as of April 30, 1998 and 1999..................................................      25

  Consolidated Statements of Shareholders' Equity for the years ended April 30, 1997, 1998 and 1999..........      26

  Consolidated Statements of Cash Flows for the years ended April 30, 1997, 1998 and 1999....................      27

  Notes to Consolidated Financial Statements.................................................................      28

FINANCIAL STATEMENT SCHEDULES:

    All schedules have been omitted as not required, not applicable or because the information to be presented is included in the consolidated financial statements and related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Norstan, Inc.:

    We have audited the accompanying consolidated balance sheets of Norstan, Inc. (a Minnesota corporation) and Subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norstan, Inc. and Subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
June 8, 1999

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     YEARS ENDED APRIL 30,
                                                                            --------------------------------------
                                                                               1999           1998          1997
                                                                            ---------      ---------     ---------

REVENUES
  Global Services
     IT Consulting Services ......................................          $ 137,878      $  92,746     $  54,467
     Communication Services ......................................            136,130        127,197       131,596
                                                                            ---------      ---------     ---------
            Total Global Services ................................            274,008        219,943       186,063
  Communication Solutions ........................................            200,738        228,979       205,983
  Financial Services .............................................              7,963          7,443         6,029
                                                                            ---------      ---------     ---------
     TOTAL REVENUES ..............................................            482,709        456,365       398,075
                                                                            ---------      ---------     ---------

COST OF SALES
  Global Services
     IT Consulting Services ......................................             90,858         66,457        43,315
     Communication Services ......................................             92,460         89,550        93,880
                                                                            ---------      ---------     ---------
            Total Global Services ................................            183,318        156,007       137,195
  Communication Solutions ........................................            151,382        168,965       150,204
  Financial Services .............................................              2,970          2,444         2,160
                                                                            ---------      ---------     ---------
     TOTAL COST OF SALES .........................................            337,670        327,416       289,559
                                                                            ---------      ---------     ---------

GROSS MARGIN .....................................................            145,039        128,949       108,516
  Selling, general and administrative expenses ...................            128,665        103,709        89,311
  Restructuring charges ..........................................              1,522         14,667            --
                                                                            ---------      ---------     ---------

OPERATING INCOME .................................................             14,852         10,573        19,205
  Interest expense ...............................................             (4,886)        (3,909)       (1,866)
  Interest and other income (expense), net .......................                460            (18)          (22)
                                                                            ---------      ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES .........................             10,426          6,646        17,317
  Provision for income taxes .....................................              4,536          2,791         7,100
                                                                            ---------      ---------     ---------
NET INCOME .......................................................          $   5,890      $   3,855     $  10,217
                                                                            =========      =========     =========

NET INCOME PER SHARE:

          BASIC ..................................................          $    0.56      $    0.40     $    1.12
                                                                            =========      =========     =========
          DILUTED ................................................          $    0.56      $    0.39     $    1.08
                                                                            =========      =========     =========

WEIGHTED AVERAGE SHARES:

          BASIC ..................................................             10,473          9,719         9,140
                                                                            =========      =========     =========
          DILUTED ................................................             10,537          9,917         9,418
                                                                            =========      =========     =========

           The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                AS OF APRIL 30,
                                                                                           ------------------------
                                                                                              1999           1998
                                                                                           ----------     ---------

ASSETS

CURRENT ASSETS
  Cash................................................................................     $      867     $   1,869
  Accounts receivable, net of allowances for doubtful accounts of $1,437 and $1,171...         97,446        97,206
  Current lease receivables...........................................................         23,299        18,751
  Inventories.........................................................................         16,846        10,008
  Costs and estimated earnings in excess of billings of $18,508 and $17,335...........         24,389        19,091
  Deferred income taxes...............................................................          1,516         2,488
  Prepaid expenses, deposits and other................................................         11,500         8,108
                                                                                           ----------     ---------
     TOTAL CURRENT ASSETS.............................................................        175,863       157,521
                                                                                           ----------     ---------
PROPERTY AND EQUIPMENT
  Machinery and equipment.............................................................         97,385        75,712
   Less -- accumulated depreciation and amortization...................................       (47,656)      (37,713)
                                                                                           ----------     ---------
    NET PROPERTY AND EQUIPMENT........................................................         49,729        37,999
                                                                                           ----------     ---------
OTHER ASSETS
  Goodwill, net of accumulated amortization of $11,033 and $7,853.....................         39,994        43,206
  Lease receivables, net of current portion...........................................         39,736        34,998
  Other...............................................................................          3,194         1,884
                                                                                           ----------     ---------
    TOTAL OTHER ASSETS................................................................         82,924        80,088
                                                                                           ----------     ---------
                                                                                           $  308,516     $ 275,608
                                                                                           ==========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt................................................     $    3,004     $   3,257
  Current maturities of discounted lease rentals......................................         21,550        14,758
  Accounts payable....................................................................         28,394        24,135
  Deferred revenue....................................................................         20,967        19,953
  Accrued liabilities:
    Salaries and wages................................................................          7,950        15,123
    Warranty costs....................................................................          1,795         1,776
    Other liabilities.................................................................          5,046        10,509
  Billings in excess of costs and estimated earnings of $10,858 and $16,390...........          8,918         9,442
                                                                                           ----------     ---------
     TOTAL CURRENT LIABILITIES........................................................         97,624        98,953
LONG-TERM DEBT, net of current maturities.............................................         61,411        52,440
DISCOUNTED LEASE RENTALS, net of current maturities...................................         32,604        20,883
DEFERRED INCOME TAXES.................................................................          7,542         5,661
                                                                                           ----------     ---------
COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 11)
SHAREHOLDERS' EQUITY
  Common stock -- $.10 par value; 40,000,000 authorized shares; 10,763,726 and
    9,963,716 shares issued and outstanding...........................................          1,076           996
  Capital in excess of par value......................................................         51,420        44,741
  Retained earnings...................................................................         60,264        54,048
  Unamortized cost of stock...........................................................         (1,805)         (641)
  Accumulated other comprehensive income..............................................         (1,620)       (1,473)
                                                                                           ----------     ---------
     TOTAL SHAREHOLDERS' EQUITY.......................................................        109,335        97,671
                                                                                           ----------     ---------
                                                                                           $  308,516     $ 275,608
                                                                                           ==========     =========

               The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                     COMMON STOCK                                             ACCUMULATED
                                --------------------    CAPITAL IN              UNAMORTIZED      OTHER
                                  SHARES                EXCESS OF    RETAINED     COST OF    COMPREHENSIVE
                                OUTSTANDING   AMOUNT    PAR VALUE    EARNINGS      STOCK         INCOME       TOTAL
                                ---------   ---------   ---------   ----------  -----------  -------------  ---------
BALANCE, APRIL 30, 1996 ..       8,718      $     872   $  27,619   $  39,975    $     (94)    $    (855)   $  67,517

Stock issued for employee
   benefit plans .........         531             53       4,951        --            (48)         --          4,956
Stock issued for
   acquisition ...........         138             14       1,986        --           --            --          2,000
Foreign currency
 translation adjustments .        --             --          --          --           --            (320)        (320)

Net income ...............        --             --          --        10,217         --            --         10,217
                                ------      ---------   ---------    ---------    --------     ---------    ---------

BALANCE, APRIL 30, 1997 ..       9,387      $     939   $  34,556    $ 50,192    $    (142)    $  (1,175)   $  84,370
Stock issued for employee
   benefit plans .........         258             25       3,892           1         (499)         --          3,419
Stock issued for
   acquisition ...........         319             32       6,293        --           --            --          6,325
Foreign currency
 translation adjustments .        --             --          --          --           --            (298)        (298)

Net income ...............        --             --          --         3,855         --            --          3,855
                                ------      ---------   ---------    ---------    --------     ---------    ---------

BALANCE, APRIL 30, 1998...       9,964      $     996   $  44,741    $ 54,048    $    (641)    $  (1,473)   $  97,671
Stock issued for employee
   benefit plans .........         379             38       6,607        --         (1,164)         --          5,481
Stock issued for
   acquisition ...........         421             42          72         326         --            --            440
Foreign currency
 translation adjustments .        --             --          --          --          --             (147)        (147)

Net income ...............        --             --          --         5,890        --             --          5,890
                                ------      ---------   ---------    ---------    --------     ---------    ---------


BALANCE, APRIL 30, 1999 ..      10,764      $   1,076   $  51,420    $ 60,264    $  (1,805)    $  (1,620)   $ 109,335
                                ======      =========   =========    ========    =========     =========    =========

                         The accompanying notes are an integral part
                          of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEARS ENDED APRIL 30,
                                                                   --------------------------------------------
                                                                      1999              1998             1997
                                                                   ---------         ---------        ---------
OPERATING ACTIVITIES
  Net income ...............................................       $   5,890         $   3,855        $  10,217
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Restructuring charges .................................           1,522            14,667               --
     Restructuring charges paid.............................          (4,469)               --               --
     Depreciation and amortization .........................          20,514            21,115           16,964
     Deferred income taxes .................................           2,871             1,944              (45)
     Changes in operating items, net of acquisition effects:
       Accounts receivable .................................           1,851           (18,803)         (16,319)
       Inventories .........................................          (6,672)           (2,397)           3,532
       Costs and estimated earnings in excess of billings ..          (5,272)           (7,584)          (6,371)
       Prepaid expenses, deposits and other ................          (4,338)              498             (386)
       Accounts payable ....................................           3,808              (745)           7,047
       Deferred revenue ....................................             612             1,291              468
       Accrued liabilities .................................         (10,705)           (5,823)           2,514
       Income taxes payable/receivable .....................           1,330            (6,136)            (144)
       Billings in excess of costs and estimated earnings ..            (515)            3,665            1,223
                                                                   ---------         ---------        ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ........           6,427             5,547           18,700
                                                                   ---------         ---------        ---------

INVESTING ACTIVITIES
  Additions to property and equipment, net .................         (26,760)          (19,873)         (24,219)
  Cash paid for acquisitions, net of cash acquired .........              --           (20,450)         (11,794)
  Investment in lease contracts ............................         (35,569)          (28,049)         (31,545)
  Collections from lease contracts .........................          26,234            23,589           21,949
  Other, net ...............................................          (2,423)             (124)             314
                                                                   ---------         ---------        ---------
          NET CASH USED FOR INVESTING ACTIVITIES ...........         (38,518)          (44,907)         (45,295)
                                                                   ---------         ---------        ---------

FINANCING ACTIVITIES
  Repayment of debt assumed in acquisition .................          (1,267)           (2,013)          (1,743)
  Borrowings on long-term debt .............................         282,380           290,181          227,820
  Repayments of long-term debt .............................        (273,479)         (253,102)        (210,161)
  Borrowings on discounted lease rentals ...................          36,773            13,472           22,396
  Repayments of discounted lease rentals ...................         (18,249)          (15,717)         (12,583)
  Proceeds from sale of common stock .......................           4,620             2,868            3,017
  Tax benefits from shares issued to employees .............             316               385            1,869
                                                                   ---------         ---------        ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ........          31,094            36,074           30,615
                                                                   ---------         ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................              (5)                8               (6)
                                                                   ---------         ---------        ---------
NET INCREASE (DECREASE) IN CASH ............................          (1,002)           (3,278)           4,014

CASH, BEGINNING OF YEAR ....................................           1,869             5,147            1,133
                                                                   ---------         ---------        ---------

CASH, END OF YEAR ..........................................       $     867         $   1,869        $   5,147
                                                                   =========         =========        =========

                         The accompanying notes are an integral part
                          of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS:

    Norstan is a leading provider of communication and information technology ("IT") solutions for over 18,000 customers in the United States, Canada and England. Norstan, Inc. ("Norstan" or the "Company") manages the operations of its subsidiaries, Norstan Communications, Inc. ("NCI"), Norstan Canada, Ltd. ("NCDA"), Norstan Consulting, Inc. ("NCON") Connaissance Consulting, LLC ("Connaissance"), Norstan Financial Services, Inc. ("NFS"), Norstan Network Services, Inc. ("NNS"), Norstan International, Inc. ("NII"), and Norstan-UK Limited ("NUK"). The Company is headquartered in Minnetonka, Minnesota, with sales and service offices in 73 locations in the United States and Canada. The Company provides IT consulting and communication services, communications and technology products and competitive financing through its three operating units, Global Services, Communication Solutions and Financial Services. Through strategic partnerships and acquisitions, the Company has become a single-source provider of a wide range of communication and IT solutions that enable its customers to compete and succeed in the global marketplace.

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

REVENUE RECOGNITION:

    Global Services' revenues from IT consulting, application development and systems integration are recognized as services are provided. Revenues from maintenance service contracts, moves, adds, and changes, resale of long distance services, and network integration services, are also recognized as the services are provided. Communication Solutions' revenues from the sale and installation of products and systems are recognized under the percentage-of-completion method of accounting for long-term contracts, while revenues generated from the secondary equipment market are recognized upon performance of contractual obligations, which is generally upon installation or shipment. Financial Services' revenues are recognized over the life of the related lease receivables using the effective interest method. In addition, Norstan grants credit to customers and generally does not require collateral or any other security to support amounts due, other than equipment originally leased.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Fair values of financial instruments, including long-term obligations, lease receivables and trade receivables, were estimated at their carrying values at April 30, 1999 and 1998, and were estimated in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments."

INVENTORIES:

    Inventories include purchased parts and equipment and are stated at the lower of cost, determined on a first-in, first-out basis, or realizable market value.

                         NORSTAN, INC. AND SUBSIDIARIES

PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost and include expenditures that increase the useful lives of existing property and equipment. Maintenance, repairs and minor renewals are charged to operations as incurred. Generally, when property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in the results of operations. For capitalized telecommunications equipment used as spare parts, the composite depreciation method is used whereby the cost of property retired less any salvage value is charged against accumulated depreciation and no gain or loss is recognized. The net book value of capitalized telecommunications equipment was $5,770,000 and $6,410,000 as of April 30, 1999 and 1998, respectively. Machinery and equipment is depreciated over the estimated useful lives of two to ten years under the straight-line method for financial reporting purposes. Accelerated methods of depreciation are used for income tax reporting. In the event that facts and circumstances indicate that the carrying amount of property may not be recoverable, an evaluation would be performed using such factors as recent operating results, projected cash flows and management's plans for future operations.

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

                     NORSTAN, INC. AND SUBSIDIARIES

EARNINGS PER SHARE DATA

    The Company reports net income per share pursuant to the requirements of the Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options and other securities using the treasury stock method.

    A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):


                                                                                           YEARS ENDED APRIL 30,
                                                                         -------------------------------------------------------
                                                                             1999                   1998                1997
                                                                         ------------           ------------        ------------
             Net income ..............................................   $      5,890           $      3,855        $     10,217
                                                                         ============           ============        ============

             Weighted average common shares outstanding -- Basic .....         10,473                  9,719               9,140
             Effect of dilutive securities:
               Stock option plans ....................................             64                    196                 269
               Employee stock purchase plan ..........................             --                      2                   9
                                                                         ------------           ------------        ------------

                 Weighted average common shares outstanding -- Diluted         10,537                  9,917               9,418
                                                                         ============           ============        ============

             Net income per share:

                        Basic ........................................   $       0.56           $       0.40        $       1.12
                                                                         ============           ============        ============

                        Diluted ......................................   $       0.56           $       0.39        $       1.08
                                                                         ============           ============        ============


COMPREHENSIVE INCOME

    Effective May 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting of comprehensive income and its components. For the Company, comprehensive income consists of net income adjusted for foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS requirements.

SUPPLEMENTAL CASH FLOW INFORMATION:

    Supplemental disclosure of cash flow information is as follows (in thousands):


                                                                                           YEARS ENDED APRIL 30,
                                                                         -------------------------------------------------------
                                                                             1999                   1998                1997
                                                                         ------------           ------------        ------------
             Cash paid for:
               Interest................................................. $      7,910           $      6,457        $      3,996
               Income taxes............................................. $      1,641           $      5,545        $      4,995
             Non-cash investing and financing activities:
               Stock issued for acquisitions............................ $        114           $      6,325        $      2,000
               Earnout and noncompete agreements related to acquisitions $         --           $      2,333        $      2,667

RECENTLY ISSUED ACCOUNTING STANDARDS:

    The Company adopted Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," effective May 1, 1997. The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. The Company capitalized approximately $8.8 million and $6.0 million of costs associated with internal-use software developed or obtained during fiscal years 1999 and 1998, respectively.

                     NORSTAN, INC. AND SUBSIDIARIES

NOTE 3 -- RESTRUCTURING:

     During fiscal year 1999, the Company recorded a restructuring charge of $1.5 million relating to a workforce reduction. This resource reduction in the communications business was made to bring the Company's expense structure in line with anticipated growth. The restructuring charge related to the costs of severance and other employment termination benefits.

    During fiscal year 1998, the Company recorded a restructuring charge of $14.7 million in connection with management's plan to reduce costs, consolidate and reorganize operations, and improve operating efficiencies. Restructuring efforts focused primarily on the following: (i) the consolidation of seven semi-autonomous geographic sales and service organizations into a single, more focused sales and operations organization; (ii) the consolidation of 36 warehouses and parts locations into three strategically located distribution centers; and (iii) the reorganization and integration of the IT consulting services operations, including the Norstan Call Center Solutions Group, Connect, and PRIMA into a single, customer-focused organization. The restructuring charge related primarily to the write-down of certain assets to their fair market values ($12.2 million), severance and employee benefit costs ($1.2 million), and lease termination costs ($1.3 million).

During fiscal 1999, payments totaling $4,469,000 were charged against the restructuring reserves which were established as part of the fiscal 1998 and 1999 restructuring charges. At April 30, 1999, there remained a reserve of approximately $700,000 for future costs to be incurred related to the original restructuring charges.

NOTE 4 -- ACQUISITIONS:

    On June 4, 1996, the Company acquired Connect in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, Internets and intranets, client/server applications and workgroup computing. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Norstan Common Stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company agreed to pay up to $4.0 million in contingent consideration over a three-year period ending April 30, 1999, if certain financial performance targets are achieved (as of April 30, 1999, the maximum amount of such consideration had been paid). This transaction resulted in the recording of $18.4 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over fifteen years and three years, respectively.

    On September 30, 1997, the Company acquired PRIMA in a transaction accounted for under the purchase method. PRIMA provides IT consulting services, including information systems planning and development, consulting and programming services for collaborative computing solutions and ERP integration services. The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Norstan Common Stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. In addition, the Company agreed to pay up to $3.5 million in contingent consideration over a three-year period ending April 30, 2000 if certain financial performance targets are achieved (no amounts were earned as of April 30, 1999). This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over fifteen years and three years, respectively.

    Pro forma information to reflect the operations of Connect and PRIMA in the years of acquisition have not been disclosed as such information was not materially different from the Company's reported results.

    On June 19, 1998, the Company acquired Wordlink in a transaction accounted for under the pooling-of-interests method. Wordlink delivers network integration, groupware messaging, Internet/intranet/e-commerce and education solutions to business clients operating in a multi-vendor network environment. The merger agreement called for all shares of Wordlink common stock and all vested stock options issued and outstanding to be converted into 420,539 shares of Norstan common stock valued at approximately $10.3 million. All outstanding Wordlink unvested stock options were converted into the equivalent value of Norstan stock options. Wordlink's shareholders' equity and operating results were not material in relation to the Company's financial statements. As such, the Company recorded the combination without restating prior periods' financial statements.

                     NORSTAN, INC. AND SUBSIDIARIES

NOTE 5 -- LEASE RECEIVABLES:

    The Company has financed customer equipment purchases in the amounts of $35.6 million, $28.0 million, and $31.5 million during the fiscal years ended April 30, 1999, 1998 and 1997, respectively. Leases are primarily accounted for as sales-type leases for financial reporting purposes.

    The components of lease receivables outstanding are summarized as follows (in thousands):

                                                                              AS OF APRIL 30,
                                                                        -------------------------
                                                                           1999          1998
                                                                        -----------   -----------
                         Gross lease receivables.....................   $    67,723   $    58,136
                         Residual values.............................         8,060         8,297

                         Less:
                           Unearned income...........................       (11,387)      (11,039)
                           Allowance for financing losses............        (1,361)       (1,645)
                                                                        -----------   -----------
                         Total lease receivables -- net..............        63,035        53,749
                         Less -- current maturities..................       (23,299)      (18,751)
                                                                        ===========   ===========
                         Long-term lease receivables.................   $    39,736   $    34,998
                                                                        ===========   ===========

    The aggregate amount of gross lease receivables maturing in each of the five years following April 30, 1999 is as follows (in thousands):


                                          YEARS ENDING APRIL 30,                AMOUNT
                                         ---------------------------------   ------------
                                           2000........................      $     27,080
                                           2001........................            20,331
                                           2002........................            11,348
                                           2003........................             5,149
                                           2004 and thereafter.........             3,815
                                                                             ------------
                                                                             $     67,723
                                                                             ============

NOTE 6 -- DEBT OBLIGATIONS:

LONG-TERM DEBT:

    Long-term debt consists of the following (in thousands):


                                                                                     AS OF APRIL 30,
                                                                              ---------------------------
                                                                                 1999           1998
                                                                              ------------   ------------
                   Bank financing:
                     Revolving credit agreement............................   $        780   $        385
                     Certificates of deposit and commercial paper..........         59,410         52,000
                   Capital lease obligations and other long-term debt......          4,225          3,312
                                                                              ------------   ------------
                   Total long-term debt....................................         64,415         55,697
                   Less -- current maturities..............................         (3,004)        (3,257)
                                                                              ------------   ------------
                                                                              $     61,411   $     52,440
                                                                              ============   ============

                     NORSTAN, INC. AND SUBSIDIARIES

BANK FINANCING:

    The Company has an $100.0 million unsecured revolving long-term credit agreement with certain banks. Up to $30.0 million of borrowings under this agreement may be in the form of commercial paper. In addition, sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement are due May 31, 2001, and bear interest at the banks' reference rate (7.75% at April 30, 1999), except for LIBOR, CD and commercial paper based options, which generally bear interest at a rate lower than the banks' reference rate (5.5% to 6.0% at April 30, 1999). Total consolidated borrowings under this agreement at April 30, 1999 and 1998 were $60.2 million and $52.4 million, respectively. Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the agreement, the Company is required to maintain minimum levels of EBITDA and certain other financial ratios. The Company has complied with or has obtained the appropriate waivers for such requirements as of April 30, 1999.

SHORT-TERM BORROWINGS:

In addition to borrowing funds under its revolving credit agreement, the Company periodically borrows funds from banks on a short-term basis for working capital purposes. There were no short-term borrowings during 1999 and 1998.

NOTE 7 -- DISCOUNTED LEASE RENTALS:

    NFS and NCDA utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Interest rates on these credit agreements range from 6% to 10% and payments are generally due in varying monthly installments through November 2005.

    Discounted lease rentals consisted of the following (in thousands):


                                                                          AS OF APRIL 30,
                                                                     --------------------------
                                                                        1999           1998
                                                                     -----------    -----------
                               Total discounted lease rentals.....        54,154         35,641
                               Less -- current maturities.........       (21,550)       (14,758)
                                                                     -----------    -----------
                                                                     $    32,604    $    20,883
                                                                     ===========    ===========

     Aggregate maturities of discounted lease rentals as of April 30, 1999 are as follows (in thousands):


                                 YEARS ENDING APRIL 30,            AMOUNT
                                ------------------------------    --------------
                                 2000.....................        $       21,550
                                 2001.....................                15,632
                                 2002.....................                 8,795
                                 2003.....................                 4,480
                                 2004 and thereafter......                 3,697
                                                                  --------------
                                                                  $       54,154
                                                                  ==============

                     NORSTAN, INC. AND SUBSIDIARIES

NOTE 8 -- INCOME TAXES:

    The domestic and foreign components of income before the provision for income taxes are as follows (in thousands):


                                                           YEARS ENDED APRIL 30,
                                                 -------------------------------------------
                                                    1999            1998            1997
                                                 -----------     -----------     -----------
                  Domestic....................   $    10,850     $     5,914     $    16,215
                  Foreign.....................          (424)            732           1,102
                                                 -----------     -----------     -----------
                                                 $    10,426     $     6,646     $    17,317
                                                 ===========     ===========     ===========

    The provision (benefit) for income taxes consisted of the following (in thousands):


                                                                          YEARS ENDED APRIL 30,
                                                                ----------------------------------------
                                                                   1999          1998           1997
                                                                -----------   -----------    -----------
                             Current
                               Domestic......................   $     2,865   $       410    $     7,361
                               Foreign.......................        (1,200)          437           (216)
                                                                -----------   -----------    -----------
                                                                      1,665           847          7,145
                             Deferred
                               Domestic......................         2,201         2,840           (572)
                               Foreign.......................           670          (896)           527
                                                                -----------   -----------    -----------
                                                                      2,871         1,944            (45)
                                                                -----------   -----------    -----------
                               Provision for income taxes....    $    4,536   $     2,791    $     7,100
                                                                ===========   ===========    ===========

    The differences between the effective tax rate and income taxes computed using the federal statutory rate were as follows:


                                                                                     YEARS ENDED APRIL 30,
                                                                              ---------------------------------
                                                                                 1999         1998       1997
                                                                              ---------    ---------   --------
                            Federal statutory rate..........................       35.0%        35.0%      35.0%
                            State income taxes, net of federal tax benefit..        5.0          5.0        5.0
                            Goodwill and other, net.........................        3.5          2.0        1.0
                                                                              ---------    ---------   --------
                                                                                   43.5%        42.0%      41.0%
                                                                              =========    =========   ========

    The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of April 30 (in thousands):


                                                                                   1999              1998
                                                                            -----------------   --------------
                           Accelerated depreciation..................       $         (43,124)  $      (34,627)
                           Capital and operating leases..............                  34,738           27,335
                           Long-term contract costs..................                  (1,213)            (753)
                           Inventory and warranty reserves...........                     713              480
                           Allowance for doubtful accounts...........                   1,111            1,116
                           Vacation reserves.........................                     541            1,016
                           Self insurance reserve....................                     518              457
                           Other, net................................                     690            2,039
                           Valuation allowance.......................                      --             (236)
                                                                            -----------------   --------------
                                Net deferred tax liabilities.........       $          (6,026)  $       (3,173)
                                                                            =================   ==============

                        NORSTAN'S INC. AND SUBSIDIARIES

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

    The Norstan, Inc. 1995 Long-Term Incentive Plan ("1995 Plan") permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock, providing for a maximum of 2,400,000 shares to be granted as performance awards and other stock-based awards. Stock options are granted at a price equal to the market price on the date of grant, and are generally exercisable at 25% per year and expire after ten years. At April 30, 1999, 997,300 shares were available for future grants. During June 1999, the Company granted 377,300 stock options, of which approximately 234,400 are contingent upon future performance of the Company's various operating units.

    The Restated Non-Employee Directors' Stock Plan ("Directors' Plan") provides for a maximum of 292,000 shares to be granted. As determined by the Board of Directors, options for 20,000 shares are to be granted to each non-employee director of the Company upon election and additional discretionary stock options may be awarded upon board approval. These options are granted at a price equal to the market price on the date of grant, exercisable at 20% to 25% per year and expire after ten years. In addition, the Directors' Plan provides for the payment of an annual retainer to each non-employee director on the date of each annual meeting of shareholders. As of April 30, 1999, 17,740 shares had been issued as annual retainers and 83,760 shares were available for future grant/payment under the Directors' Plan.

    Shares subject to option are summarized as follows:


                                              1995 PLAN                         1986 PLAN                      DIRECTORS' PLAN
                                    ------------------------------    -------------------------------    -------------------------
                                                      WEIGHTED                           WEIGHTED                        WEIGHTED
                                       STOCK           AVERAGE            STOCK           AVERAGE          STOCK         AVERAGE
                                      OPTIONS         EXERCISE           OPTIONS         EXERCISE         OPTIONS        EXERCISE
                                                        PRICE                              PRICE                          PRICE
                                    -------------   --------------    --------------   --------------    -----------    ----------
BALANCE--APRIL 30, 1996........             N/A            N/A             677,900     $     6.88          160,000      $     4.94
  Options granted..............         310,500     $    15.01                  --             --               --              --
  Options canceled.............              --             --             (96,000)    $     9.62               --              --
  Options exercised............              --             --            (296,100)    $     3.49         (120,000)     $     3.24
                                    -------------                     --------------                     -----------

BALANCE--APRIL 30, 1997........         310,500     $    15.01             285,800     $     9.49           40,000      $    10.06
  Options granted..............         647,000     $    17.76                  --             --           25,500      $    20.06
  Options canceled.............        (104,900)    $    15.62             (62,200)    $    10.86               --              --
  Options exercised............         (15,300)    $    15.01            (103,400)    $     7.00               --              --
                                    -------------                     --------------                     -----------

BALANCE--APRIL 30, 1998........         837,300     $    17.06             120,200     $    10.92           65,500      $    13.96
  Options granted..............         854,043     $    20.57                  --             --            5,000      $    18.31
  Options canceled.............        (435,966)    $    18.97             (33,160)    $    11.38               --              --
  Options exercised............         (36,600)    $    14.95             (32,240)    $    10.88               --              --
                                    -------------                     --------------                     -----------

BALANCE-- APRIL 30, 1999......        1,218,777     $    18.91              54,800     $    10.66           70,500      $    14.27
                                    =============   ==============    ==============   ==============    ===========    ==========
Options exercisable at:
  April 30, 1997...............              --             --             103,036     $     7.43           28,000      $     9.02
                                    =============   ==============    ==============   ==============    ===========    ==========
  April 30, 1998...............          57,100     $    14.72              46,640     $    10.79           39,500      $    11.47
                                    =============   ==============    ==============   ==============    ===========    ==========
  April 30, 1999...............         147,070     $    16.75              26,400     $    11.19           51,833      $    12.76
                                    =============   ==============    ==============   ==============    ===========    ==========

                        NORSTAN'S INC. AND SUBSIDIARIES

Additional information regarding options outstanding/exercisable at April 30, 1999 is as follows:


                                                            WEIGHTED         WEIGHTED
                         NUMBER OF                           AVERAGE         AVERAGE           NUMBER OF         WEIGHTED
                          OPTIONS            EXERCISE       EXERCISE        REMAINING           OPTIONS          AVERAGE
                        OUTSTANDING        PRICE RANGE       PRICE       CONTRACTUAL LIFE     EXERCISABLE     EXERCISE PRICE
                       ---------------    -------------    ---------     ----------------     -----------    ---------------
1995 PLAN............      476,400        $ 9.50-$15.47      $ 14.92        8.68 years           81,400          $ 14.61
                           193,500        $16.00-$17.50      $ 17.48        8.25 years           38,700          $ 17.47
                           212,000        $17.77-$23.63      $ 19.89        8.88 years           22,400          $ 20.99
                           336,877        $24.00-$28.25      $ 24.24        9.12 years            4,570          $ 27.37
                       ---------------    -------------    ---------     ----------------     -----------    ---------------
                         1,218,777        $ 9.50-$28.25      $ 18.91        8.77 years          147,070          $ 16.75
                       ===============    =============    =========     ================     ===========    ===============

1986 PLAN............       10,800        $ 4.25-$ 6.88      $  5.71        3.13 years            2,400          $  4.25
                            44,000           $11.88          $ 11.88        6.11 years           24,000          $ 11.88
                       ---------------    -------------    ---------     ----------------     -----------    ---------------
                            54,800        $ 4.25-$11.88      $ 10.66        5.52 years           26,400          $ 11.19
                       ===============    =============    =========     ================     ===========    ===============

DIRECTORS' PLAN......       40,000        $ 7.63-$12.50      $ 10.07        5.05 years           36,000          $  9.79
                             5,000           $18.31          $ 18.31        9.40 years            5,000          $ 18.31
                            25,500           $20.06          $ 20.06        8.41 years           10,833          $ 20.06
                       ---------------    -------------    ---------     ----------------     -----------    ---------------
                            70,500        $ 7.63-$20.06      $ 14.27        6.57 years           51,833          $ 12.76
                       ===============    =============    =========     ================     ===========    ===============

    The Company has awarded restricted stock grants to selected employees under the 1986 Plan and the 1995 Plan. Recipients of restricted stock awards under these plans were not required to make any payments for the stock or provide consideration other than the rendering of services. Shares of stock awarded under the plans are subject to certain restrictions on transfer and all or part of the shares awarded to an employee may be subject to forfeiture upon the occurrence of certain events, including termination of employment. Through April 30, 1999, 140,706 shares and 186,041 shares have been awarded under the 1986 Plan and the 1995 Plan, respectively. The fair market value of the shares granted under these plans is generally amortized over a four-year period. Amortization of $544,200, $165,800, and $70,000 has been charged to operations in 1999, 1998 and 1997, respectively.

    The Company also has an Employee Stock Purchase Plan (the "Employee Stock Plan") that allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company's common stock. The Employee Stock Plan was amended effective July 1998 to allow shares to be purchased quarterly rather than annually at a price equal to 85% of the low market price on the last day of the quarter rather than the last day of the calendar year. During fiscal year 1999, 224,389 shares were issued under this plan and, at April 30, 1999, 259,400 shares were available for future issuance.

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


                                                YEARS ENDED APRIL 30,
                                      --------------------------------------
                                         1999         1998            1997
                                      ---------     ---------     ----------
   Net income:
     As reported ..............       $   5,890     $   3,855     $   10,217
     Pro forma ................       $   3,050     $   1,968     $    9,360
   Net income per common share:
     As reported
          Basic ...............       $    0.56     $    0.40     $     1.12
          Diluted .............       $    0.56     $    0.39     $     1.08
     Pro forma
          Basic ...............       $    0.29     $    0.20     $     1.02
          Diluted .............       $    0.29     $    0.20     $     0.99

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                        NORSTAN'S INC. AND SUBSIDIARIES

    The weighted average fair values of options granted and Employee Stock Plan shares were as follows:


                                                                   DIRECTORS'     EMPLOYEE
                                        1995 PLAN    1986 PLAN       PLAN        STOCK PLAN
                                        ---------    ---------     ----------    ----------

              Fiscal 1997 grants......     $ 7.95          N/A             --      $  2.96
              Fiscal 1998 grants......     $ 8.99          N/A        $ 11.63      $  5.54
              Fiscal 1999 grants......     $ 9.36          N/A        $  7.54      $  4.32

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions used for grants in each fiscal year as follows:


                                                                       YEARS ENDED APRIL 30,
                                                           ------------------------------------------
                                                              1999           1998            1997
                                                           -----------     ----------     -----------

              Risk-free interest rate...................        5.00%          6.06%           6.28%
              Expected life of options..................      7 years        7 years         7 years
              Expected life of Employee Stock Plan......       1 year         1 year          1 year
              Expected volatility.......................          37%            36%             35%
              Expected dividend yield...................          N/A            N/A             N/A

    The tax benefits associated with the exercise of stock options or issuance of shares under the Company's stock option plans, not related to expenses recognized for financial reporting purposes, have been credited to capital in excess of par value in the accompanying consolidated balance sheets.

NOTE 10 -- 401(K) PLANS:

    The Company has 401(k) profit-sharing plans (the "401(k) Plans") covering substantially all full-time employees. Eligible employees may elect to defer up to 15% of their eligible compensation. The Company may make discretionary matching contributions on a portion of this deferral and/or qualified nonelective contributions to employee accounts. Company contributions to the 401(k) Plans were $3,582,000, $1,822,000, and $1,746,000 for the years ending
April 30, 1999, 1998 and 1997, respectively.

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

                        NORSTAN'S INC. AND SUBSIDIARIES

OPERATING LEASE COMMITMENTS:

    The Company and its subsidiaries conduct a portion of their operations in leased facilities. Most of the leases require payment of maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Lease expense, as recorded in the accompanying consolidated statements of operations, was $13,415,000, $11,494,000, and $10,914,000 in fiscal years 1999, 1998, and 1997, respectively.

    Future minimum lease payments under noncancelable leases with initial or remaining terms of one year or more were as follows at April 30, 1999 (in thousands):


                       YEARS ENDING APRIL 30,             AMOUNT
                   -----------------------------       -----------
                   2000.........................          $  8,462
                   2001.........................             6,746
                   2002.........................             5,181
                   2003.........................             4,073
                   2004 and thereafter..........            14,112
                                                       -----------
                                                          $ 38,574
                                                       ===========

VENDOR AGREEMENTS:

     Norstan has been a distributor of Siemens communication equipment since 1976 and is Siemens' largest independent distributor in North America. The term of the current distributor agreement with Siemens, signed in January 1999, is five years. Norstan and Siemens have also renewed an agreement through July 27, 2003 under which Norstan is an authorized agent for the refurbishment and sale of previously owned Siemens equipment.

SHAREHOLDER RIGHTS PLAN:

    The Company has a shareholder rights plan, as amended in March 1998 (the "Plan"), which expires in 2008. Under the Plan, shareholders are deemed the owners of "Rights" attaching to each share of common stock. Generally, upon any person (an "Acquiring Person") becoming the owner of 15% or more of the issued and outstanding shares of the Company's common stock (a "Stock Acquisition Date"), each Right will enable the holder to purchase an additional share of the Company's common stock at a price equal to 50% of the then current market price. In the event that the Company is acquired in a merger or other business combination transaction where the Company is not the surviving corporation or 50% or more of the Company's assets or earnings power is sold, each Right entitles the holder to receive, upon exercise of the Right at the then current purchase price of the Right, common stock of the acquiring entity that has a value of two times the purchase price of the Right. The Plan also authorizes the Company, under certain circumstances, to redeem the Rights at a redemption price of $0.01 per Right and, following any Stock Acquisition Date, to exchange one share of the Company's common stock for each Right held by a shareholder other than an Acquiring Person.

NOTE 12 -- BUSINESS SEGMENTS AND GEOGRAPHIC AREAS:

    The Company delivers its products and services through three business units, Global Services, Communication Solutions and Financial Services, which accounted for 56.8%, 41.6% and 1.6% of Norstan's fiscal year 1999 revenues, respectively. Global Services includes IT Consulting Services and Communication Services. IT Consulting Services provides IT services including enterprise resource planning ("ERP") and enterprise resource management ("ERM") package implementation, Internet/Intranet/E-commerce solutions, multiservice networking services, strategic advisory services, application development and infrastructure services and outsourced facilities management. Communication Services provides customer support services for communication systems, including maintenance services, systems modifications and long distance services. Communication Solutions provides a broad array of solutions including telephone systems, integrated voice processing, call center technologies and video/audio/data conferencing solutions. Financial Services supports the sales process by providing customized financing alternatives. The Company believes that its breadth of product and service offerings fosters long-term customer relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry.

    The Company elected early adoption of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 30, 1998. Adoption of this statement required the Company to provide the disclosure of segment information but did not require significant changes in the way geographic information was disclosed. Disclosures under SFAS No. 131 are as follows:

                           NORSTAN, INC. AND SUBSIDIARIES


                                          GLOBAL SERVICES
                            --------------------------------------------

                            IT CONSULTING   COMMUNICATION   TOTAL GLOBAL   COMMUNICATION   FINANCIAL
                              SERVICES        SERVICES        SERVICES       SOLUTIONS      SERVICES   CORPORATE     TOTAL
----------------------------------------------------------------------------------------------------------------------------
1999:
Revenue.................    $     137,878   $     136,130   $    274,008   $     200,738   $   7,963   $      --   $ 482,709
Operating income(1).....            6,493          11,054         17,547          (6,482)      3,787          --      14,852
Depreciation and
  amortization..........            6,770           4,714         11,484           4,662          14       4,354      20,514
Identifiable assets.....           74,411          60,944        135,355          55,000      63,187      54,974     308,516
Capital expenditures....            3,442           7,829         11,271           7,800          --       7,689      26,760
----------------------------------------------------------------------------------------------------------------------------
1998:
Revenue.................    $      92,746   $     127,197   $    219,943   $     228,979   $   7,443   $      --   $ 456,365
Operating income(2)(3) .            6,089          (2,101)         3,988           2,751       3,834          --      10,573
Depreciation and
  amortization..........            4,434           5,730         10,164           5,657          15       5,279      21,115
Identifiable assets.....           63,554          55,465        119,019          52,000      52,616      51,973     275,608
Capital expenditures....            2,115           5,998          8,113           5,900          20       5,840      19,873
----------------------------------------------------------------------------------------------------------------------------
1997:
Revenue ................    $      54,467   $     131,596   $    186,063   $     205,983   $   6,029   $      --   $ 398,075
Operating income........            3,239           6,395          9,634           6,754       2,817          --      19,205
Depreciation and
  amortization..........            2,245           4,938          7,183           5,117          14       4,650      16,964
Identifiable assets.....           26,865          51,463         78,328          49,000      47,928      48,917     224,173
Capital expenditures....            2,202           7,335          9,537           7,400          14       7,268      24,219
----------------------------------------------------------------------------------------------------------------------------

(1) Segment totals include allocation of the fiscal year 1999 restructuring charge of $1,522,000. Operating income of each segment, prior to the allocation of the restructuring charge to each unit, was as follows: IT Consulting Services - $6,596,000; Communication Services - $11,482,000; Total Global Services - $18,078,000; Communication Solutions -$(5,491,000); and Financial Services - $3,787,000. (See Note 3).

(2) Fiscal 1998 operating income figures have been restated to reflect changes in how SG&A expenses have been allocated in fiscal 1999.

(3) Segment totals include allocation of the fiscal year 1998 restructuring charge of $14,667,000. Operating income of each segment, prior to the allocation of the restructuring charge to each unit, was as follows: IT Consulting Services--$7,243,000; Communications Services--$6,002,000; Total Global Services $13,245,000; Communications Solutions--$8,161,000; and Financial Services--$3,834,000. (See Note 3).


     The following table sets forth the Company's operations and related asset information by geographic area as of and for the years ended April 30 (in thousands):


                                                      1999           1998           1997
                                                  -----------    -----------     ---------
         REVENUES:
           United States......................    $   445,825    $   423,446     $ 365,796
           Canada.............................         36,884         32,919        32,279
                                                  -----------    -----------     ---------
                                                  $   482,709    $   456,365     $ 398,075
                                                  ===========    ===========     =========
         NET INCOME:
           United States......................    $     6,129    $     4,679     $   9,426
           Canada.............................           (239)          (824)          791
                                                  -----------    -----------     ---------
                                                  $     5,890    $     3,855     $  10,217
                                                  ===========    ===========     =========
         ASSETS:
           United States......................    $   287,316    $   258,192     $ 207,942
           Canada.............................         21,200         17,416        16,231
                                                  -----------    -----------     ---------
                                                  $   308,516    $   275,608     $ 224,173
                                                  ===========    ===========     =========

Revenues, net income and assets from other international operations including the European Community are immaterial and as such are not separately listed above. These amounts are included in the US figures as listed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No changes in or disagreements with accountants which required reporting on Form 8-K have occurred within the two-year period ended April 30, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors and executive officers of the Company, set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16(a)" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 21, 1999, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 21, 1999, other than the subsections captioned "Report of the Compensation and Stock Option Committee" and "Performance Graph", is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 21, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 21, 1999, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

     1.  Financial Statements

         See Index to Consolidated Financial Statements and Financial Statement Schedules on page 22 of this report.

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

Dated: July 28, 1999

                             NORSTAN, INC.
                             Registrant

                             By:  /s/ DAVID R. RICHARD
                                -----------------------------------------------
                                           David R. Richard
                                Chief Executive Officer, President and Director

                             By: /s/ KENNETH S. MACKENZIE
                                -----------------------------------------------
                                            Kenneth S. MacKenzie
                                           Chief Financial Officer
                                (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     SIGNATURE                            DATE
                                     ---------                            ----

                                 /s/ PAUL BASZUCKI                       7/22/99
                                 -----------------
                                   Paul Baszucki
                               Chairman of the Board

                                 /s/ RICHARD COHEN                       7/22/99
                                 -----------------
                                   Richard Cohen
                             Vice-Chairman of the Board

                                /s/ DAVID R. RICHARD                     7/27/99
                                --------------------
                                  David R. Richard
                            CEO, President and Director

                               /s/ DR. JAGDISH N. SHETH                  7/23/99
                               ------------------------
                                Dr. Jagdish N. Sheth
                                      Director

                                 /s/ CONNIE M. LEVI                      7/23/99
                                 ------------------
                                   Connie M. Levi
                                      Director

                                /s/ GERALD D. PINT                       7/23/99
                                -------------------
                                   Gerald D. Pint
                                      Director

                               /s/ HERBERT F. TRADER                     7/26/99
                               ---------------------
                                 Herbert F. Trader
                                      Director

                                  EXHIBIT INDEX


              EXHIBIT NO.                     DESCRIPTION
              -----------                     -----------
                  3(a)       Restated Articles of Incorporation of the Company,
                             as amended [filed as Exhibit 3(a) to the Company's
                             Annual Report on Form 10-K for the year ended April
                             30, 1988 and incorporated herein by reference];
                             Amendments adopted September 9, 1993 and June 20,
                             1996 [filed as Exhibit 3(a) to the Company's Annual
                             Report on Form 10-K for the year ended April 30,
                             1996 and incorporated herein by reference]

                  3(b) Bylaws of the Company [filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 and Incorporated herein by reference]; Amendments adopted August
                             8, 1995 [filed as Exhibit 3(b) to the Company's
                             Annual Report on Form 10-K for the year ended
                             April 30, 1996 and incorporated herein by reference]; Amendments adopted September 20,
                             1995, July 30, 1996 and April 9, 1997 [filed as
                             Exhibit 3(b) to the Company's Annual Report on
                             Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]

                  3(c)       Rights Agreement dated May 17, 1988 between
                             Norstan, Inc. and Norwest Bank Minnesota, N.A.
                             [filed as Exhibit 1 to the Company's
                             Registration Statement on Form 8-A and
                             incorporated herein by reference]; Amended and Restated Rights Agreement dated April 1, 1998
                             [filed as Exhibit 1 to the Company's
                             Registration Statement on Form 8-A/A (Amendment
                             No. 1) dated April 1, 1998 and incorporated herein by reference]; First Amendment to Amended and Restated Rights Agreement dated February 28,
                             1999 [filed as Exhibit 4.1 to the Company's
                             Registration Statement on Form 8-A/A (Amendment
                             No. 2) dated April 21, 1999 and incorporated herein by reference]

                 10(a) Agreement for ROLM Authorized Distributors, effective July 27, 1993, between Norstan
                             Communications, Inc. and ROLM Company [filed as
                             Exhibit 10(a) to the Company's Annual Report on
                             Form 10-K for the year ended April 30, 1993 and incorporated herein by reference]

                 10(b)       Credit Agreement dated as of July 23, 1996, among
                             Norstan, Inc., First Bank National Association, and
                             Harris Trust and Savings Bank and the Sumitomo Bank
                             Limited, Chicago Branch; First Amendment to Credit
                             Agreement dated October 11, 1996 [filed as Exhibit
                             10 to the Company's quarterly report on Form 10-Q for the period ended August 3, 1996 and incorporated herein by reference]

                 10(c) Loan and Security Agreement dated April 29, 1993, between Norstan Financial Services, Inc. and Sanwa
                             Business Credit Corporation [filed as Exhibit 10(b) to the Company's Current Report on Form 8-K, dated
                             April 29, 1993 and incorporated herein by reference]; First Amendment dated December 30, 1993
                             [filed as Exhibit 10(c) to the Company's Annual
                             Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference]

                 10(d)(1) 1990 Employee Stock Purchase Plan of Norstan, Inc., as amended May 29, 1998 [filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]



             EXHIBIT NO.                      DESCRIPTION
             -----------                      -----------
                 10(e)(1)    Norstan, Inc. 1986 Long-Term Incentive Plan, as
                             amended [filed as Exhibit 10(e) to the Company's
                             Annual Report on Form 10-K for the year ended April
                             30, 1993 and incorporated herein by reference];
                             Amendments adopted August 8, 1995 and July 30, 1996
                             [filed as Exhibit 10(e) to the Company's Annual
                             Report on Form 10-K for the year ended April 30,
                             1996 and incorporated herein by reference]

                 10(f)(1)    Norstan, Inc. Restated Non-Employee Directors'
                             Stock Plan, [filed as Exhibit 28.1 to the Company's
                             Registration Statement on Form S-8 dated September
                             27, 1995 and incorporated herein by reference]

                10(g)(1) Norstan, Inc. 1995 Long-Term Incentive Plan [filed as Exhibit 28.1 to the Company's Registration
                              Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]; Amendment adopted July 30, 1996 [filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendment adopted August 16, 1996
                              [filed as Exhibit 10(g)(1) to the Company's Annual
                              Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]

                10(h)(1)      Employment Agreement dated April 7, 1995 between
                              Paul Baszucki and the Company filed as Exhibit
                              10(h) to the Company's Annual Report on Form 10-K for the year ended April 30, 1995 and incorporated herein by reference]

                10(i)(1) Consulting Agreement dated September 1, 1998 between Richard Cohen and the Company

                10(j)(1)      Employment Agreement dated April 30, 1997 between
                              David R. Richard and the Company [filed as Exhibit
                              10(j)(1) to the Company's Annual Report on Form
                              10-K for the year ended April 30, 1998 and incorporated herein by reference]

                10(k)(1) Agreement and Plan of Merger dated May 24, 1996 among the Company, Connect Computer Company and
                              CCC Acquisition Subsidiary, Inc [filed as Exhibit
                              2 to the Company's Current Report on Form 8-K dated
                              June 4, 1996 and incorporated herein by reference]

                10(k)(2) Amended and Restated Stock Purchase Agreement dated September 5, 1997 by and among the Company, Vadini, Inc. (d.b.a. PRIMA Consulting) and Michael
                              Vadini [filed as Exhibit 2 to the Company's
                              Current Report on Form 8-K dated October 8, 1997 and incorporated herein by reference]

                10(l)(1)      Third Amendment to Credit Agreement, dated as of
                              March 20, 1998, by and among the Company, certain banks as signatories thereto (the "Banks") and US
                              Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(l)(1) to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]

                10(l)(2)      Fourth Amendment to Credit Agreement, dated as of
                              July 23, 1998, by and among the Company, certain banks as signatories thereto (the "Banks") and US
                              Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended August 1, 1998 and incorporated herein by reference]



             EXHIBIT NO.                      DESCRIPTION
             -----------                      -----------
                10(l)(3)      Fifth Amendment to Credit Agreement, dated as of
                              September 28, 1998, by and among the Company,
                              certain banks as signatories thereto (the "Banks")
                              and US Bank National Association, as one of the
                              Banks and as agent for the Banks [filed as Exhibit
                              10(a) to the Company's Quarterly Report on Form
                              10-Q for the period ended October 31, 1998 and
                              incorporated herein by reference]

                10(l)(4)      Sixth Amendment to Credit Agreement, dated as of
                              October 21, 1998, by and among the Company, certain banks as signatories thereto (the "Banks") and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit
                              10(b) to the Company's Quarterly Report on Form
                              10-Q for the period ended October 31, 1998 and incorporated herein by reference]

                10(l)(5)      Seventh Amendment to Credit Agreement, dated as of
                              May 31, 1999, by and among the Company, certain banks as signatories thereto (the "Banks") and US
                              Bank National Association, as one of the Banks and as agent for the Banks

                  10(m) Lease Agreement, dated December 23, 1997, by and between Thomas Edward Limited Partnership and the
                              Company [filed as Exhibit 10(m) to the Company's
                              Annual Report on Form 10-K for the year ended
                              April 30, 1998 and incorporated herein by reference]

                   22         Subsidiaries of Norstan, Inc

                  23(a)       Consent of Independent Public Accountants

                   27         Financial Data Schedule

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any shareholder of the Company, upon receipt of a written request from such person for any such exhibit. Such request should be sent to Norstan, Inc., 5101 Shady Oak Road, Minnetonka, Minnesota 55343, Attention:
Investor Relations.

(1) Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.