Form 10-Q
period 1999-07-31
NORSTAN INC
filed 1999-09-14
CIK 72418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JULY 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to________

                          COMMISSION FILE NUMBER 0-8141

                                  NORSTAN, INC.
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                            41-0835746
        -----------------------------              -----------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)

           5101 SHADY OAK ROAD, MINNETONKA, MINNESOTA 55343-4100
           -----------------------------------------------------
                (address of principal executive offices)

  TELEPHONE (612) 352-4000     FAX (612) 352-4949    INTERNET  WWW.NORSTAN.COM
  ----------------------------------------------------------------------------
      (Registrant's telephone number, facsimile number, Internet address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .        No      .
    ------           -----

On September 7, 1999, there were 10,850,996 shares outstanding of the registrant's common stock, par value $0.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.
                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       THREE MONTHS ENDED
                                                                            -----------------------------------------
                                                                                 JULY 31,              AUGUST 1,
                                                                                   1999                  1998
                                                                            -------------------    ------------------
REVENUES

       Global Services
           IT Consulting Services                                            $         35,916        $       31,675
           Communication Services                                                      35,182                32,366
                                                                            -------------------    ------------------
                Total Global Services                                                  71,098                64,041
       Communication Solutions                                                         42,848                50,055
       Financial Services                                                               2,258                 1,754
                                                                            -------------------    ------------------
                TOTAL REVENUES                                                        116,204               115,850
                                                                            -------------------    ------------------

COST OF SALES

       Global Services
           IT Consulting Services                                                      22,765                20,903
           Communication Services                                                      24,759                21,799
                                                                            -------------------    ------------------
                Total Global Services                                                  47,524                42,702
       Communication Solutions                                                         31,628                35,988
       Financial Services                                                                 698                   697
                                                                            -------------------    ------------------
                TOTAL COST OF SALES                                                    79,850                79,387
                                                                            -------------------    ------------------

GROSS MARGIN                                                                           36,354                36,463
       Selling, General
         & Administrative Expenses                                                     32,833                30,837
                                                                            -------------------    ------------------
OPERATING INCOME                                                                        3,521                 5,626

       Interest Expense                                                                (1,426)               (1,089)
       Other Income (Expense), Net                                                       (462)                  181
                                                                            -------------------    ------------------
INCOME BEFORE TAXES                                                                     1,633                 4,718

       Provision for Income Taxes                                                         751                 2,052
                                                                            -------------------    ------------------
NET INCOME                                                                   $            882        $        2,666
                                                                            -------------------    ------------------
                                                                            -------------------    ------------------
NET INCOME PER SHARE -
       BASIC                                                                 $           0.88        $         0.26
                                                                            -------------------    ------------------
                                                                            -------------------    ------------------
       DILUTED                                                               $           0.88        $         0.26
                                                                            -------------------    ------------------
                                                                            -------------------    ------------------
WEIGHTED AVERAGE SHARES -
       BASIC                                                                           10,708                10,192
                                                                            -------------------    ------------------
                                                                            -------------------    ------------------
       DILUTED                                                                         10,726                10,418
                                                                            -------------------    ------------------
                                                                            -------------------    ------------------


          The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    JULY 31,            APRIL 30,
                                                                                      1999                1999
                                                                               -----------------   ----------------
                                                                                   (UNAUDITED)           (AUDITED)
ASSETS
CURRENT ASSETS
       Cash                                                                        $     1,122         $       867
       Accounts receivable, net of allowances for doubtful
          accounts of $1,698 and $1,437                                                 91,376              97,446
       Current lease receivables                                                        21,229              23,299
       Inventories                                                                      19,763              16,846
       Costs and estimated earnings in excess of billings of
          $22,529 and $18,508                                                           34,896              24,389
       Deferred income tax benefits                                                      1,321               1,516
       Prepaid expenses, deposits and other                                             13,506               7,116
       Prepaid income taxes                                                              4,878               4,384
                                                                               -----------------   ----------------
            TOTAL CURRENT ASSETS                                                       188,091             175,863
                                                                               -----------------   ----------------

PROPERTY AND EQUIPMENT
       Furniture, fixtures and equipment                                                99,512              97,385
       Less-accumulated depreciation and amortization                                  (51,772)            (47,656)
                                                                               -----------------   ----------------
            NET PROPERTY AND EQUIPMENT                                                  47,740              49,729
                                                                               -----------------   ----------------

OTHER ASSETS
       Lease receivables, net of current portion                                        39,642              39,736
       Goodwill, net of amortization of $11,784 and $11,033                             39,164              39,994
       Other                                                                             2,714               3,194
                                                                               -----------------   ----------------
            TOTAL OTHER ASSETS                                                          81,520              82,924
                                                                               -----------------   ----------------
                                                                                   $   317,351         $   308,516
                                                                               -----------------   ----------------
                                                                               -----------------   ----------------


        The accompanying notes are an integral part of these consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                                      JULY 31,          APRIL 30,
                                                                                        1999             1999
                                                                                 ---------------    ----------------
                                                                                    (Unaudited)        (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Current maturities of long-term debt                                       $      1,961       $       3,004
       Current maturities of discounted lease rentals                                   19,736              21,550
       Accounts payable                                                                 28,743              28,394
       Deferred revenue                                                                 21,268              20,967
       Accrued -
          Salaries and wages                                                             5,424               7,950
          Warranty costs                                                                 1,787               1,795
          Other liabilities                                                              4,283               5,046
       Billings in excess of costs and estimated earnings of $12,155
         and $10,858                                                                    12,000               8,918
                                                                                 ---------------    ----------------
             TOTAL CURRENT LIABILITIES                                                  95,202              97,624
                                                                                 ---------------    ----------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                               73,375              61,411

DISCOUNTED LEASE RENTALS, NET OF CURRENT MATURITIES                                     29,727              32,604

DEFERRED INCOME TAXES                                                                    8,576               7,542
                                                                                 ---------------    ----------------

SHAREHOLDERS' EQUITY
       Common stock - $.10 par value; 40,000,000 authorized shares;
       10,850,996 and 10,763,726 shares issued and outstanding                           1,085               1,076
       Capital in excess of par value                                                   52,249              51,420
       Retained earnings                                                                61,146              60,264
       Unamortized cost of stock                                                        (2,022)             (1,805)
       Accumulated other comprehensive income                                           (1,987)             (1,620)
                                                                                 ---------------    ----------------
             TOTAL SHAREHOLDERS' EQUITY                                                110,471             109,335
                                                                                 ---------------    ----------------
                                                                                 ---------------    ----------------

                                                                                  $    317,351       $     308,516
                                                                                 ---------------    ----------------
                                                                                 ---------------    ----------------


        The accompanying notes are an integral part of these consolidated balance sheets.

                         NORSTAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                    UNAUDITED

                                 (In thousands)

                                                                                     THREE MONTHS ENDED
                                                                            --------------------------------
                                                                                 JULY 31,         AUGUST 1,
                                                                                  1999              1998
                                                                            --------------     -------------
OPERATING ACTIVITIES
     Net income                                                                $      882        $    2,666
     Adjustments to reconcile net income to net cash used for operating activities:
           Restructuring charges paid                                                (697)             (359)
           Depreciation and amortization                                            5,854             4,054
           Deferred income taxes                                                    1,197               437
           Changes in operating items, net of acquisition effects:
             Accounts receivable                                                    5,824            13,991
             Inventories                                                           (2,982)           (1,281)
             Costs and estimated earnings in excess of billings                   (10,654)           (9,584)
             Prepaid expenses, deposits and other                                  (6,398)           (3,239)
             Accounts payable                                                         400            (3,435)
             Deferred revenue                                                         357               213
             Accrued liabilities                                                   (2,747)          (10,276)
             Prepaid income taxes                                                    (565)            1,493
             Billings in excess of costs and estimated earnings                     3,104             1,294
                                                                            --------------     -------------
           NET CASH USED FOR OPERATING ACTIVITIES                                  (6,425)           (4,026)
                                                                            --------------     -------------

INVESTING ACTIVITIES
     Additions to property and equipment, net                                      (2,839)           (5,763)
     Investment in lease contracts                                                 (4,363)           (9,295)
     Collections from lease contracts                                               6,411             5,689
     Other, net                                                                       608              (287)
                                                                            --------------     -------------
           NET CASH USED FOR INVESTING ACTIVITIES                                    (183)           (9,656)
                                                                            --------------     -------------

FINANCING ACTIVITIES
     Borrowings of long-term debt                                                  60,845            99,158
     Repayments of long-term debt                                                 (49,835)          (92,041)
     Repayment of debt assumed in acquisition                                           -            (1,267)
     Borrowing of discounted lease rentals                                          2,757            13,332
     Repayments of discounted lease rentals                                        (7,393)           (4,786)
     Proceeds from sale of common stock                                               460             1,870
                                                                            --------------     -------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                                6,834            16,266
                                                                            --------------     -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                29                44
                                                                            --------------     -------------
NET INCREASE IN CASH                                                                  255             2,628
CASH, BEGINNING OF PERIOD                                                             867             1,869
                                                                            --------------     -------------
                                                                            --------------     -------------
CASH, END OF PERIOD                                                            $    1,122        $    4,497
                                                                            --------------     -------------
                                                                            --------------     -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                         NORSTAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1999

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

SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosure of cash flow information is as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                   --------------------------------------
                                                        JULY 31,             AUGUST 1,
                                                         1999                  1998
                                                   ---------------        ---------------
Cash paid for:
  Interest                                             $    2,068             $    1,891
  Income taxes                                         $      119             $        7

Non-cash investing and financing activities:
  Stock issued for acquisition                         $        -             $      114

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

     A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):

                                                                           THREE MONTHS ENDED
                                                                  -------------------------------------
                                                                      JULY 31,             AUGUST 1,
                                                                        1999                 1998
                                                                  ----------------     ----------------
             Net income                                               $      882           $    2,666
                                                                  ----------------     ----------------
                                                                  ----------------     ----------------
             Weighted average common
               Shares outstanding - Basic                                 10,708               10,192

             Effect of stock option and
               Benefit plans                                                  18                  226
                                                                  ----------------     ----------------

             Weighted average common
               Shares outstanding - Diluted                               10,726               10,418
                                                                  ----------------     ----------------
                                                                  ----------------     ----------------

             Net income per share -
                   Basic                                              $     0.08           $     0.26
                                                                  ----------------     ----------------
                                                                  ----------------     ----------------
                   Diluted                                            $     0.08           $     0.26
                                                                  ----------------     ----------------
                                                                  ----------------     ----------------

COMPREHENSIVE INCOME

    Effective May 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was approximately $515,000 and $2.0 million for the three month periods ended July 31, 1999 and August 1, 1998, respectively.

INTERNAL USE SOFTWARE

    The Company adopted Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," effective May 1, 1997. The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. The Company capitalized approximately $1.1 million and $2.6 million of costs associated with internal-use software developed or obtained during the three month periods ended July 31, 1999 and August 1, 1998, respectively.

RESTRUCTURING CHARGES

    During fiscal years 1998 and 1999, the Company recorded restructuring charges of $14.7 million and $1.5 million, respectively. These charges were related to management's plan to reduce costs, consolidate and reorganize operations, improve operating efficiencies and a workforce reduction in the communications business. During the fiscal quarter ended July 31, 1999, payments totaling $697,000 were charged against the restructuring reserves which were established as part of the fiscal 1998 and 1999 restructuring charges. As of July 31, 1999, the restructuring reserves have been fully utilized.

ACQUISITION

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

VENDOR AGREEMENTS

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

BUSINESS SEGMENTS

    The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective April 30, 1998. The Company operates in three business segments, Global Services, Communication Solutions, and Financial Services. Financial results for Global Services are reported as
(i) IT Consulting Services and (ii) Communication Services. Within the following table, all corporate general and administrative expenses have been allocated to the business segments. Interim disclosures under SFAS No. 131 are as follows (in thousands):

                                                                        FOR THE QUARTER ENDED
                                           --------------------------------------------------------------------------------
                                                       JULY 31, 1999                             AUGUST 1, 1998
                                           ---------------------------------------    -------------------------------------
                                                                     OPERATING                                OPERATING
                                                REVENUES           INCOME (LOSS)         REVENUES               INCOME
                                           ----------------    -------------------    ---------------     -----------------
     Global Services:
        IT Consulting Services                 $    35,916            $        60         $   31,675          $      1,166
        Communication Services                      35,182                  3,737             32,366                 3,487
                                           ----------------    -------------------    ---------------     -----------------
          Total Global Services                     71,098                  3,797             64,041                 4,653
     Communication Solutions                        42,848                 (1,336)            50,055                    32
     Financial Services                              2,258                  1,060              1,754                   941
                                           ----------------    -------------------    ---------------     -----------------
     Totals                                    $   116,204            $     3,521         $  115,850          $      5,626
                                           ----------------    -------------------    ---------------     -----------------
                                           ----------------    -------------------    ---------------     -----------------

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products to foreign customers and changes in interest rates on obligations under the Company's revolving credit agreement, discounted lease rentals, and other long-term debt.

The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company's foreign installment contracts at July 31, 1999 would not materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company's unsecured revolving long-term credit agreement carries interest rate risk that is generally related to either the banks' reference rate, LIBOR or CD rates or commercial paper based borrowing options. If any of those rates or options were to change while the Company was borrowing under the agreement, interest expense would increase or decrease accordingly. As of July 31, 1999, total consolidated borrowings under this agreement were $72.2 million.

The Company has no earnings or cash flow exposure due to market risks on its discounted lease rentals or its capital lease and other long-term debt obligations as a result of the fixed-rate nature of these obligations. However, interest rate changes would affect the fair market value of the lease rentals, capital leases and other long-term debt obligations. At July 31, 1999, the Company had fixed rate lease rentals of $49.5 million and capital lease and other long-term debt obligations of $3.1 million.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Norstan is a leading provider of communication and information technology ("IT") solutions for over 18,000 customers in the United States, Canada and England. To address the complex communication requirements of its customers, Norstan provides a broad range of products and services, including telephone systems, call center systems, voice processing, network integration, voice and video conferencing, and facilities management services. Norstan's network of approximately 700 field technicians and service consultants delivers communication services to its customers. In addition, the Company provides a wide array of IT solutions through IT Consulting Services. These solutions include the design, implementation, maintenance and modification of IT applications and systems. IT Consulting Services currently employs over 800 consultants. As communication and information technologies converge, Norstan's strategy is to expand the breadth of its IT consulting service offerings to serve as a single-source provider of leading technology solutions to its customers.

    The Company delivers its products and services through three business units, Global Services, Communication Solutions and Financial Services. Global Services includes IT Consulting Services and Communication Services. IT Consulting Services provides IT services including enterprise resource planning ("ERP") and enterprise resource management ("ERM") package implementation, Internet/Intranet/E-commerce solutions, multiservice networking services, strategic advisory services, application development and infrastructure services and outsourced facilities management. Communication Services provides customer support services for communication systems, including maintenance services, systems modifications and long distance services. Communication Solutions provides a broad array of solutions including telephone systems, integrated voice processing, call center technologies and video/audio/data conferencing solutions. Financial Services supports the sales process by providing customized financing alternatives. The Company believes that its breadth of product and service offerings fosters long-term customer relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry.

SUMMARY

     During the quarter ended July 31, 1999, the Company's net income was $882,000 or $0.08 per common share, as compared to $2.7 million or $0.26 per common share for the quarter ended August 1, 1998. All per share figures reflect diluted rather than basic EPS.

SELECTED CONSOLIDATED FINANCIAL DATA


                                                                  DOLLAR AMOUNTS AS A
                                                                 PERCENTAGE OF REVENUES          PERCENTAGE
                                                                    THREE MONTHS ENDED             CHANGE
                                                              -------------------------------------------------
                                                                 JULY 31,        AUGUST 1,         FISCAL
                                                                   1999            1998         2000 VS. 1999
                                                              -----------------------------------------------
REVENUES

  Global Services
     IT Consulting Services                                        30.9%           27.3%             13.4%
     Communication Services                                        30.3%           28.0%              8.7%
                                                              -----------------------------------------------
       Total Global Services                                       61.2%           55.3%             11.0%
  Communication Solutions                                          36.9%           43.2%            (14.4%)
  Financial Services                                                1.9%            1.5%             28.7%
                                                              -----------------------------------------------
       Total Revenues                                             100.0%          100.0%              0.3%

COST OF SALES                                                      68.7%           68.5%              0.6%
                                                              -----------------------------------------------

GROSS MARGIN                                                       31.3%           31.5%             (0.3%)
SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                                          28.3%           26.6%              6.5%
                                                              -----------------------------------------------

OPERATING INCOME                                                    3.0%            4.9%            (37.4%)
  Interest Expense and Other, Net                                  (1.6%)          (0.8%)           108.0%
                                                              -----------------------------------------------

INCOME BEFORE PROVISION FOR  INCOME TAXES                           1.4%            4.1%            (65.4%)
  Income Tax Provision                                              0.6%            1.8%            (63.4%)
                                                              -----------------------------------------------

NET INCOME                                                          0.8%            2.3%            (66.9%)
                                                              -----------------------------------------------
                                                              -----------------------------------------------


The following table sets forth, for the periods indicated, the gross margin percentages for Global Services, Communication Solutions and Financial Services.


                                                                           THREE MONTHS ENDED
                                                             -----------------------------------------
                                                                 JULY 31,                AUGUST 1,
                                                                   1999                   1998
                                                             ----------------        ----------------
GROSS MARGIN PERCENTAGES

  Global Services
     IT Consulting Services                                        36.6%                    34.0%
     Communication Services                                        29.6%                    32.7%
        Total Global Services                                      33.2%                    33.3%
  Communication Solutions                                          26.2%                    28.1%
  Financial Services                                               69.1%                    60.3%

RESULTS OF OPERATIONS

    REVENUES. Revenues increased $354,000 to $116.2 million in the first quarter of fiscal year 2000 as compared to $115.9 million for the first quarter of fiscal year 1999.

    Revenues from Global Services increased 11.0% to $71.1 million for the first quarter ended July 31, 1999 as compared to $64.0 million for the similar period last year. Revenues from IT Consulting Services increased 13.4% to $35.9 million in the first quarter ended July 31, 1999 from $31.7 million in the similar period last year. This increase was primarily the result of increased revenues for Connaissance Consulting, outsourcing and conferencing, as well as internal growth in Norstan Consulting. Revenues from Communication Services increased 8.7% to $35.2 million for the quarter ended July 31, 1999 as compared to $32.4 million for the prior year quarter. This increase resulted from growth in all service lines including moves, adds and changes, maintenance services and network services.

    Revenues from Communication Solutions decreased 14.4% to $42.8 million in the quarter ended July 31, 1999 from $50.1 million in the similar period last year. This decrease was primarily due to a decline in revenues from the company's cabling business. The Company is continuing to reposition the cabling business from general cabling work to more technical work which supports multiservice networking solutions. In addition, revenues from conferencing, call centers and voice processing products all decreased quarter to quarter.

    Revenues from Financial Services increased 28.7% to $2.3 million in the first quarter of fiscal year 2000 from $1.8 million in the similar quarter last year.

    GROSS MARGIN. The Company's gross margin decreased $109,000 to $36.4 million for the quarter ended July 31, 1999 as compared to $36.5 million for the similar quarter last year. As a percent of total revenues, gross margin was 31.3% for the three month period ended July 31, 1999 as compared to 31.5% for the similar period ended August 1, 1998.

    Gross margin as a percent of revenues for Global Services was 33.2% for the three month period ended July 31, 1999 as compared to 33.3% for the similar period last year. The gross margin for IT Consulting Services increased to 36.6% during the first quarter of fiscal year 2000 as compared to 34.0% for the same period in fiscal year 1999. The improved margin was primarily the result of Norstan Consulting's increased billing rates and utilization of consultants and improvements in Connaissance Consulting's margins. The gross margin for Communication Services decreased to 29.6% from 32.7% for the three months ended July 31, 1999 and August 1, 1998, respectively. This decrease was primarily the result of excess capacity within the Communication Services' operations group due to lower volume of installations during the first quarter of fiscal year 2000.

    Gross margin as a percent of revenues for Communication Solutions was 26.2% for the three month period ended July 31, 1999 as compared to 28.1% for the comparable period ended August 1, 1998. The decline in current quarter margin percentage is due largely to decreased cabling margins as well as decreased margins relating to communication systems, voice processing and conferencing products.

    Gross margin as a percent of revenues for Financial Services was 69.1% for the three month period ended July 31, 1999 as compared to 60.3% for the similar period last year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 6.5% to $32.8 million in the first quarter of fiscal year 2000 as compared to $30.8 million in the similar period last year. As a percent of revenues, selling, general and administrative expenses increased to 28.3% for the three month period ended July 31, 1999, as compared to 26.6% for the same period last year. This increase was primarily due to the lower than expected volumes in the Communication Solutions segment and the IT Consulting Services group.

    INTEREST EXPENSE. Interest expense was $1.4 million and $1.1 million for the three month periods ended July 31, 1999 and August 1, 1998, respectively. This increase was primarily the result of higher borrowing levels during the quarter related to working capital requirements.

    INCOME TAXES. The Company's effective income tax rate was 46.0% for the three month period ended July 31, 1999 and 43.5% for the similar period last year. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

    NET INCOME. In the first quarter of fiscal 2000, net income was $882,000 or $0.08 per diluted share, as compared to $2.7 million or $0.26 per diluted share for the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used for operating activities increased in the first quarter of fiscal year 2000 as compared to the similar period last year as a result of increases in inventories, costs and estimated earnings in excess of billings and prepaid expenses and decreases in accrued liabilities. Net cash used for investing activities decreased in the first quarter of fiscal year 2000 as compared to the similar period in fiscal year 1999 as a result of decreases in capital expenditures and investments in lease contracts. Net cash provided by financing activities decreased in the comparable quarters as a result of a decrease in net borrowings of discounted lease rentals somewhat offset by an increase in net borrowings of long-term debt.

    CAPITAL EXPENDITURES. The Company used $2.8 million for capital expenditures during the three months ended July 31, 1999, as compared to $5.8 million in the similar period last year. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software, computer equipment and facility expansion.

    INVESTMENT IN LEASE CONTRACTS. The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts in the first quarter of fiscal year 2000 totaled $4.4 million. Net lease receivables decreased slightly to $60.9 million at July 31, 1999 from $63.0 million at April 30, 1999.

    The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $49.5 million at July 31, 1999 as compared to $54.2 million at April 30, 1999. Interest rates on these credit agreements at July 31, 1999 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

    CAPITAL RESOURCES. The Company has a $100.0 million unsecured revolving long-term credit agreement with certain banks. Up to $30.0 million of borrowings under this agreement may be in the form of commercial paper. In addition, sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement are due May 31, 2001, and generally bear interest at the banks' reference rate (8.0% at July 31, 1999), except for LIBOR, CD and commercial-paper-based options, which generally bear interest at a rate lower than the banks' reference rate (5.5% to 6.3% at July 31, 1999). Total consolidated borrowings under this agreement at July 31, 1999 and April 30, 1999 were $72.2 million and $60.2 million, respectively. Annual commitment fees on the unused portions of the credit facility are 0.25%.

    Management of the Company believes that a combination of cash generated from operations, existing bank facilities and additional borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. Sources of additional financing, if needed, may include further debt financing, or the sale of equity or other securities.

IMPACT OF YEAR 2000

    The Company has completed an assessment of the hardware and software in its internal information systems and has substantially completed the necessary modifications. The Company has also substantially completed the testing of its critical systems to verify proper date-handling functionality with respect to year 2000 and thereafter. The Company is working with its significant suppliers and business partners to ensure that those parties have appropriate Year 2000 readiness plans, and will be able to continue to provide products and services to the Company. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate either their computer systems or their product offerings.

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

    Based on the Company's assessments to date, the costs of the Year 2000 initiative are estimated to be approximately $2.0 million, of which approximately $1.6 million has been incurred to date. The costs of the project and the date on which the Company believes it will complete its Year 2000 initiative are forward-looking statements and are based on management's best estimates, according to information available through the Company's assessments to date. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the retention of these professionals, the ability to locate and correct all relevant computer codes, and similar uncertainties. At present the Company has not experienced any significant problems in these areas.

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



                                   NORSTAN, INC.
                                   ------------------------
                                   Registrant



Date:  September 13, 1999          By     /s/ David R. Richard
                                       ----------------------------------
                                       David R. Richard
                                       Chief Executive Officer,
                                       President and Director


Date:  September 13, 1999          By    /s/ Kenneth S. MacKenzie
                                       -----------------------------------
                                       Kenneth S. MacKenzie
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)