Form 10-Q
period 1999-10-30
NORSTAN INC
filed 1999-12-14
CIK 72418

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-8141

NORSTAN, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0835746 (I.R.S. Employer Identification No.)

5101 Shady Oak Road, Minnetonka, Minnesota 55343-4100
(address of principal executive offices)

Telephone (612) 352-4000  Fax (612) 352-4949  Internet www.norstan.com
(Registrant's telephone number, facsimile number, Internet address)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On December 1, 1999, there were 10,922,292 shares outstanding of the registrant's common stock, par value $0.10 per share, its only class of equity securities.

PART I. FINANCIAL INFORMATION

ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 30, 1999	October 31, 1998	October 30, 1999	October 31, 1998
REVENUES
Global Services
IT Consulting Services	$34,947	$35,045	$70,863	$66,720
Communication Services	35,333	32,897	70,515	65,263

Total Global Services	70,280	67,942	141,378	131,983
Communication Solutions	43,780	55,037	86,628	105,092
Financial Services	2,184	2,074	4,442	3,828

Total Revenues	116,244	125,053	232,448	240,903

COST OF SALES
Global Services
IT Consulting Services	24,533	22,568	47,298	43,471
Communication Services	29,202	22,537	53,961	44,336

Total Global Services	53,735	45,105	101,259	87,807
Communication Solutions	36,620	39,107	68,248	75,095
Financial Services	675	797	1,373	1,494

Total Cost of Sales	91,030	85,009	170,880	164,396

GROSS MARGIN	25,214	40,044	61,568	76,507
Selling, General & Administrative Expenses	37,720	32,593	70,553	63,430
Restructuring Charge	1,969	—	1,969	—

OPERATING INCOME (LOSS)	(14,475)	7,451	(10,954)	13,077
Interest Expense	(1,390)	(1,163)	(2,816)	(2,252)
Other Income (Expense), Net	597	243	135	424

INCOME (LOSS) BEFORE TAXES	(15,268)	6,531	(13,635)	11,249
Income Tax (Benefit) Provision	(3,053)	2,840	(2,302)	4,892

NET INCOME (LOSS)	$(12,215)	$3,691	$(11,333)	$6,357

NET INCOME (LOSS) PER SHARE—
BASIC	$(1.13)	$0.35	$(1.06)	$0.61

DILUTED	$(1.13)	$0.35	$(1.06)	$0.61

WEIGHTED AVERAGE SHARES—
BASIC	10,763	10,500	10,731	10,345

DILUTED	10,763	10,597	10,731	10,507

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 30, 1999	April 30, 1999
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$299	$867
Accounts receivable, net of allowances for doubtful accounts of $3,290 and $1,437	101,414	97,446
Current lease receivables	22,403	23,299
Inventories	18,861	16,846
Costs and estimated earnings in excess of billings of $21,555 and $18,508	19,579	24,389
Deferred income tax benefits	1,295	1,516
Prepaid expenses, deposits and other	13,651	7,116
Income taxes receivable	5,690	4,384

TOTAL CURRENT ASSETS	183,192	175,863

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	103,136	97,385
Less-accumulated depreciation and amortization	(56,032)	(47,656)

NET PROPERTY AND EQUIPMENT	47,104	49,729

OTHER ASSETS
Lease receivables, net of current portion	41,708	39,736
Goodwill, net of amortization of $12,675 and $11,033	38,322	39,994
Other	4,298	3,194

TOTAL OTHER ASSETS	84,328	82,924

	$314,624	$308,516

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 30, 1999	April 30, 1999
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,550	$3,004
Current maturities of discounted lease rentals	21,362	21,550
Accounts payable	32,867	28,394
Deferred revenue	20,469	20,967
Accrued—
Salaries and wages	6,591	7,950
Warranty costs	1,792	1,795
Other current liabilities	7,130	5,046
Billings in excess of costs and estimated earnings of $13,937 and $10,858	8,213	8,918

TOTAL CURRENT LIABILITIES	99,974	97,624

LONG-TERM DEBT, net of current maturities	76,901	61,411
DISCOUNTED LEASE RENTALS, net of current maturities	28,610	32,604
OTHER LIABILITIES	2,213	—
DEFERRED INCOME TAXES	7,946	7,542

SHAREHOLDERS' EQUITY
Common stock—$.10 par value; 40,000,000 authorized shares; 10,922,292 and 10,763,726 shares issued and outstanding	1,092	1,076
Capital in excess of par value	52,134	51,420
Retained earnings	48,932	60,264
Unamortized cost of stock	(1,425)	(1,805)
Accumulated other comprehensive income	(1,753)	(1,620)

TOTAL SHAREHOLDERS' EQUITY	98,980	109,335

	$314,624	$308,516

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

(In thousands)

	Six Months Ended
	October 30, 1999	October 31, 1998
OPERATING ACTIVITIES
Net income (loss)	$(11,333)	$6,357
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Restructuring charges	1,969	—
Restructuring charges paid	(697)	(1,113)
Depreciation and amortization	12,054	9,210
Deferred income taxes	605	(158)
Changes in operating items, net of acquisition effects:
Accounts receivable	(4,045)	6,812
Inventories	(2,037)	(10,390)
Costs and estimated earnings in excess of billings	4,757	(14,805)
Prepaid expenses, deposits and other	(6,536)	(5,386)
Accounts payable	4,489	822
Deferred revenue	(480)	(436)
Accrued liabilities	(536)	(8,906)
Income taxes receivable	(1,329)	3,469
Billings in excess of costs and estimated earnings	(701)	2,635

Net cash used for operating activities	(3,820)	(11,889)

INVESTING ACTIVITIES
Additions to property and equipment, net	(7,089)	(13,658)
Investment in lease contracts	(13,713)	(20,272)
Collections from lease contracts	12,601	12,914
Other, net	762	(556)

Net cash used for investing activities	(7,439)	(21,572)

FINANCING ACTIVITIES
Borrowings of long-term debt	119,495	179,108
Repayments of long-term debt	(105,425)	(164,042)
Repayment of debt assumed in acquisition	—	(1,267)
Borrowing of discounted lease rentals	6,750	26,425
Repayments of discounted lease rentals	(10,915)	(9,513)
Proceeds from sale of common stock	783	2,701

Net cash provided by financing activities	10,688	33,412

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3	33

NET DECREASE IN CASH	(568)	(16)
CASH, BEGINNING OF PERIOD	867	1,869

CASH, END OF PERIOD	$299	$1,853

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 30, 1999

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

SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosure of cash flow information is as follows (in thousands):

	Six Months Ended
	October 30, 1999	October 31, 1998
Cash paid for:
Interest	$4,241	$3,831
Income taxes	$1,287	$1,448
Non-cash investing and financing activities:
Stock issued for acquisition	$—	$114

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

    A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 30, 1999	October 31, 1998	October 30, 1999	October 31, 1998
Net (loss) income	$(12,215)	$3,691	$(11,333)	$6,357

Weighted average common shares outstanding—Basic	10,763	10,500	10,731	10,345
Effect of stock option and benefit plans	—	97	—	162

Weighted average common shares outstanding—Diluted	10,763	10,597	10,731	10,507

Net (loss) income per share—
Basic	$(1.13)	$0.35	$(1.06)	$0.61

Diluted	$(1.13)	$0.35	$(1.06)	$0.61

COMPREHENSIVE INCOME

    Effective May 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was a loss of approximately $12.0 million and income of approximately $3.6 million for the three month periods ended October 30, 1999 and October 31, 1998, respectively. For the six month periods ended October 30, 1999 and October 31, 1998, comprehensive income was a loss of approximately $11.5 million and income of approximately $5.6 million, respectively.

INTERNAL USE SOFTWARE

    The Company adopted Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," effective May 1, 1997. The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. The Company capitalized approximately $2.2 million and $4.5 million of costs associated with internal-use software developed or obtained during the six month periods ended October 30, 1999 and October 31, 1998, respectively.

RESTRUCTURING CHARGES

    During fiscal years 1998 and 1999, the Company recorded restructuring charges of $14.7 million and $1.5 million, respectively. These charges were related to management's plan to reduce costs, consolidate and reorganize operations, improve operating efficiencies and a workforce reduction in the communications business. During the six month period ended October 30, 1999, payments totaling $697,000 were charged against the restructuring reserves which were established as part of the fiscal 1998 and 1999 restructuring charges. As of October 30, 1999, these restructuring reserves have been fully utilized.

    In addition, during the quarter ending October 30, 1999, the Company recorded a restructuring charge of approximately $2.0 million related to its IT consulting business. The emphasis of the restructuring is to consolidate branch offices and reduce certain general and administrative costs. Norstan Consulting is transitioning to a project-based business model in which the physical presence of geographic branches becomes far less important than the ability to move skilled consulting resources to customer engagements. The $2.0 million charge consists of noncancelable lease obligations for branch offices to be closed ($1.0 million), software and other asset write-offs ($800,000), and severance costs ($200,000).

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

	For the Three Months Ended
	October 30, 1999		October 31, 1998
	Revenues	Operating Income (Loss)	Revenues	Operating Income
Global Services:
IT Consulting Services	$34,947	$(4,921)	$35,045	$1,524
Communication Services	35,333	(3,119)	32,897	2,176

Total Global Services	70,280	(8,040)	67,942	3,700
Communication Solutions	43,780	(7,497)	55,037	2,679
Financial Services	2,184	1,062	2,074	1,072

Totals	$116,244	$(14,475)	$125,053	$7,451

	For the Six Months Ended
	October 30, 1999		October 31, 1998
	Revenues	Operating Income (Loss)	Revenues	Operating Income
Global Services:
IT Consulting Services	$70,863	$(4,861)	$66,720	$2,690
Communication Services	70,515	670	65,263	5,667

Total Global Services	141,378	(4,191)	131,983	8,357
Communication Solutions	86,628	(8,885)	105,092	2,714
Financial Services	4,442	2,122	3,828	2,006

Totals	$232,448	$(10,954)	$240,903	$13,077

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

    The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company's foreign installment contracts at October 30, 1999 would not materially affect the Company's consolidated financial position, results of operations or cash flows.

    The Company's unsecured revolving long-term credit agreement carries interest rate risk that is generally related to either the banks' reference rate or to rates related to other available borrowing options. If any of those rates or options were to change while the Company was borrowing under the agreement, interest expense would increase or decrease accordingly. As of October 30, 1999, total consolidated borrowings under this agreement were $75.7 million.

    The Company has no earnings or cash flow exposure due to market risks on its discounted lease rentals or its capital lease and other long-term debt obligations as a result of the fixed-rate nature of these obligations. However, interest rate changes would affect the fair market value of the lease rentals, capital leases and other long-term debt obligations. At October 30, 1999, the Company had fixed rate lease rentals of $50.0 million and capital lease and other long-term debt obligations of $2.7 million.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Norstan is a leading provider of communication and information technology ("IT") solutions for over 18,000 customers in the United States, Canada and England. To address the complex communication requirements of its customers, Norstan provides a broad range of products and services, including telephone systems, call center systems, voice processing, network integration, voice and video conferencing, and facilities management services. Norstan's network of approximately 700 field technicians and service consultants delivers communication services to its customers. In addition, the Company provides a wide array of IT solutions through IT Consulting Services. These solutions include the design, implementation, maintenance and modification of IT applications and systems. IT Consulting Services currently employs over 700 consultants. As communication and information technologies converge, Norstan's strategy is to expand the breadth of its IT consulting service offerings to serve as a single-source provider of leading technology solutions to its customers.

    The Company delivers its products and services through three business units, Global Services, Communication Solutions and Financial Services. Global Services includes IT Consulting Services and Communication Services. IT Consulting Services provides IT services including enterprise resource planning ("ERP") and enterprise resource management ("ERM") package implementation, Internet/Intranet/ E-commerce solutions, multiservice networking services, strategic advisory services, application development and infrastructure services and outsourced facilities management. Communication Services provides customer support services for communication systems, including maintenance services, systems modifications and long distance services. Communication Solutions provides a broad array of solutions including telephone systems, integrated voice processing, call center technologies and video/audio/data conferencing solutions. Financial Services supports the sales process by providing customized financing alternatives. The Company believes that its breadth of product and service offerings fosters long-term customer relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry.

SUMMARY

    During the quarter ended October 30, 1999, the Company reported a net loss of $12.2 million or $1.13 per common share, as compared to net income of $3.7 million or $0.35 per common share for the quarter ended October 31, 1998. For the six month period ended October 30, 1999, the Company incurred a net loss of $11.3 million, or $1.06 per common share, compared to net income of $6.4 million, or $.61 per common share for the similar period ended October 31, 1998.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		PERCENTAGE	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		PERCENTAGE
	Three Months Ended		CHANGE	Six Months Ended		CHANGE
	October 30, 1999	October 31, 1998	Fiscal 2000 vs. 1999	October 30, 1999	October 31, 1998	Fiscal 2000 vs. 1999
REVENUES:
Global Services
IT Consulting Services	30.0%	28.0%	(0.3%)	30.5%	27.7%	6.2%
Communication Services	30.4%	26.3%	7.4%	30.3%	27.1%	8.1%

Total Global Services	60.4%	54.3%	3.4%	60.8%	54.8%	7.1%
Communication Solutions	37.7%	44.0%	(20.5%)	37.3%	43.6%	(17.6%)
Financial Services	1.9%	1.7%	5.3%	1.9%	1.6%	16.0%

Total Revenues	100.0%	100.0%	(7.0%)	100.0%	100.0%	(3.5%)
COST OF SALES	78.3%	68.0%	7.1%	73.5%	68.2%	3.9%

GROSS MARGIN	21.7%	32.0%	(37.0%)	26.5%	31.8%	(19.5%)
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	32.5%	26.0%	15.7%	30.4%	26.4%	11.2%
RESTRUCTURING CHARGE	1.7%	—	—	0.8%	—	—

OPERATING INCOME (LOSS)	(12.5%)	6.0%	(294.3%)	(4.7%)	5.4%	(183.8%)
Interest Expense and Other, Net	(0.6%)	(0.7%)	13.8%	(1.2%)	(0.8%)	(46.7%)
INCOME (LOSS) BEFORE TAXES	(13.1%)	5.3%	(333.8%)	(5.9%)	4.6%	(221.2%)
Income Tax (Benefit) Provision	2.6%	2.3%	(207.5%)	1.0%	2.0%	(147.1%)

NET INCOME (LOSS)	(10.5%)	3.0%	(430.9%)	(4.9%)	2.6%	(278.3%)

    The following table sets forth, for the periods indicated, the gross margin percentages for Global Services, Communication Solutions and Financial Services.

	Three Months Ended		Six Months Ended
	October 30, 1999	October 31, 1998	October 30, 1999	October 31, 1998
GROSS MARGIN PERCENTAGES:
Global Services
IT Consulting Services	29.8%	35.6%	33.3%	34.9%
Communication Services	17.4%	31.5%	23.5%	32.1%
Total Global Services	23.5%	33.6%	28.4%	33.5%
Communication Solutions	16.4%	28.9%	21.2%	28.5%
Financial Services	69.1%	61.6%	69.1%	61.0%

RESULTS OF OPERATIONS

    REVENUES.  Revenues decreased 7.0% to $116.2 million in the quarter ended October 30, 1999 as compared to $125.1 million for the quarter ended October 31, 1998. For the six month period ended October 30, 1999, revenues decreased 3.5% to $232.4 million as compared to $240.9 million for the similar period last year.

    Revenues from Global Services increased 3.4% to $70.3 million for the quarter ended October 30, 1999 as compared to $67.9 million for the similar quarter last year. Revenues increased $9.4 million, or 7.1%, to $141.4 million for the six month period ended October 30, 1999 as compared to the similar period last year. Revenues from IT Consulting Services decreased 0.3% to $34.9 million for the three month period ended October 30, 1999 from $35.0 million for the same period last year. IT Consulting Services revenues increased 6.2% to $70.9 million for the six month period ended October 30, 1999 from $66.7 million in the similar period last year. The decrease in revenue in the IT consulting business for the three month period ended October 30, 1999 was primarily the result of three factors. First, IT Consulting Services is transitioning its business from a staff augmentation, geographic consulting model, to a practice-based, project consulting model. Second, customers' Year 2000 concerns have led to postponement of other IT projects as they focus their resources on resolution of Year 2000 issues. Finally, significant management and organizational changes were made during the second quarter of fiscal year 2000. These factors resulted in a loss of productivity and lower utilization for consultants. Revenues from Communication Services increased 7.4% to $35.3 million for the quarter ended October 30, 1999 as compared to $32.9 million for the prior year quarter. For the six month period ended October 30, 1999, Communication Services revenues increased 8.1% to $70.5 million as compared to $65.3 million for the six month period ended October 31, 1998. Communication Services' revenue growth was primarily due to strong growth in network services as well as growth in moves, adds and changes.

    Revenues from Communication Solutions decreased 20.5% to $43.8 million, in the second quarter ended October 30, 1999 as compared to $55.0 million in the similar period last year. During the comparable six month periods ended October 30, 1999 and October 31, 1998, revenues decreased 17.6% to $86.6 million from $105.1 million. The decreases in Communication Solutions revenues were primarily due to a decline in revenue from the Company's cabling business and from shipments projected for the second quarter which did not materialize due to customer and manufacturer delays. In addition, greater pricing pressure from competitors also had an adverse impact on system sales. Cabling revenues have lagged as the Company continues to reposition the cabling business from general cabling work to more technical work which supports its multi-service networking initiatives.

    Revenues from Financial Services increased 5.3% to $2.2 million in the quarter ended October 30, 1999 from $2.1 million in the similar quarter last year. Revenues for the six month period ended October 30, 1999 increased 16.0% to $4.4 million as compared to $3.8 million in the similar period last year.

    GROSS MARGIN.  The Company's gross margin decreased $14.8 million to $25.2 million for the quarter ended October 30, 1999 as compared to $40.0 million for the similar quarter last year. For the six month period ended October 30, 1999, gross margin decreased $14.9 million, or 19.5%, to $61.6 million as compared to $76.5 million for the similar period last year. As a percent of total revenues, gross margin was 21.7% and 26.5% for the three and six month periods ended October 30, 1999 as compared to 32.0% and 31.8% for the similar periods ended October 31, 1998.

    Gross margin as a percent of revenues for Global Services was 23.5% and 28.4% for the three and six month periods ended October 30, 1999 as compared to 33.6% and 33.5% for the similar periods last year. The gross margin for IT Consulting Services was 29.8% and 33.3% for the second quarter and year-to-date fiscal year 2000 as compared to 35.6% and 34.9% for the similar periods in fiscal year 1999. The decline in IT Consulting Services gross margin was caused by lower utilization of consultants which occurred as the business transitions from a geographic-based staff augmentation model to a practice-based project model emphasizing higher-level services. The gross margin for Communication Services decreased to 17.4% and 23.5% from 31.5% and 32.1% for the three and six month periods ended October 30, 1999 and October 31, 1998, respectively.

    Gross margin as a percent of revenues for Communication Solutions was 16.4% and 21.2% for the three and six months ended October 30, 1999 as compared to 28.9% and 28.5% for the comparable periods ended October 31, 1998.

    The decreases in gross margin percentages in the Communication Services and Communication Solutions business segments were primarily the result of charges associated with project cost overruns and revaluation of inventory in both business segments. The Company identified and recognized specific cost overruns and recorded additional costs for inventory obsolescence during the second quarter of fiscal 2000. Communication Solutions' gross margins were also adversely affected by competitive price pressure on communications equipment.

    Gross margin as a percent of revenues for Financial Services was 69.1% for the three and six months ended October 30, 1999 as compared to 61.6% and 61.0% for the similar periods last year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses increased 15.7% to $37.7 million in the quarter ended October 30, 1999, as compared to $32.6 million in the similar period last year. For the six month period, these expenses increased 11.2% to $70.6 million as compared to $63.4 million in the prior year period. As a percent of revenues, selling, general and administrative expenses increased to 32.5% and 30.4% for the three and six month periods ended October 30, 1999, as compared to 26.0% and 26.4% for the same periods last year. The percentage increases were primarily the result of lower than planned sales volumes in IT Consulting Services and Communication Solutions as well as the recognition of additional bad debt provision in the second quarter. In addition, the Company continued to invest in strategic, high-growth practices within the IT consulting services business.

    RESTRUCTURING CHARGE.  During the quarter ending October 30, 1999, the Company recorded a restructuring charge of approximately $2.0 million related to its IT consulting business. The emphasis of the restructuring is to consolidate branch offices and reduce certain general and administrative costs. Norstan Consulting is transitioning to a project-based business model in which the physical presence of geographic branches becomes far less important than the ability to move skilled consulting resources to customer engagements. The $2.0 million charge consists of noncancelable lease obligations for branch offices to be closed ($1.0 million), software and other asset write-offs ($800,000) and severance costs ($200,000).

    INTEREST EXPENSE.  Interest expense was $1.4 million and $1.2 million for the three month periods ended October 30, 1999 and October 31, 1998, respectively. For the six months ended October 30, 1999, interest expense increased to $2.8 million from $2.3 million for the same period last year. These increases were primarily the result of higher borrowing levels during the three and six month periods related to working capital requirements.

    SALE OF EDUCATION BUSINESS.  In October 1999, the Company sold its web-based consumer education business to TechSkills.com (formerly AmeriTrain) of Milwaukee, Wisconsin. Terms of the sale called for the transfer of four training sites and 32 instructors and other education services staff to TechSkills.com. The total sale price was approximately $2.6 million.

    INCOME TAXES.  During the periods ended October 30, 1999, the Company recorded a tax benefit related to the second quarter and fiscal year-to-date losses of approximately 20% and 17%, respectively, based on projections of the full fiscal year's results and effective tax rate, also reflecting the impact of non-deductible goodwill amortization. This compares to a 43.5% provision recorded for the three and six month periods ended October 31, 1998.

    NET INCOME.  In the second quarter of fiscal 2000, the Company incurred a net loss of $12.2 million or $1.13 per share, as compared to net income of $3.7 million or $0.35 per share for the same period in fiscal 1999. The six month period ending October 31, 1999 resulted in a net loss of $11.3 million or $1.06 per share, compared to net income of $6.4 million, or $0.61 per share, for the similar period last year.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used for operating activities decreased in the first six months of fiscal year 2000 as compared to the similar period last year as increases in prepaid expenses, accounts receivables, inventories and income taxes receivable were offset by a decrease in costs and estimated earnings in excess of billings and an increase in accounts payable. Net cash used for investing activities decreased significantly in the first six months of fiscal year 2000 as compared to the similar period in fiscal year 1999 as a result of decreases in investments in lease contracts and capital expenditures. Net cash provided by financing activities decreased in the comparable periods primarily as a result of a decrease in net borrowings of discounted lease rentals.

    CAPITAL EXPENDITURES.  The Company used $7.1 million for capital expenditures during the six months ended October 30, 1999, as compared to $13.7 million in the similar period last year. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software, computer equipment and facility expansion.

    INVESTMENT IN LEASE CONTRACTS.  The Company has made a significant investment in lease contracts with its customers. The additional investment made in lease contracts year-to-date in fiscal 2000 totaled $13.7 million. Net lease receivables decreased slightly to $60.7 million at October 30, 1999 from $63.0 million at April 30, 1999.

    The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $50.0 million at October 30, 1999 as compared to $54.2 million at April 30, 1999. Interest rates on these credit agreements at October 30, 1999 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

    CAPITAL RESOURCES.  The Company has a $100.0 million unsecured revolving long-term credit agreement with certain banks. Up to $30.0 million of borrowings under this agreement may be in the form of commercial paper. In addition, sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement are due May 31, 2001, and generally bear interest at the banks' reference rate (8.25% at October 30, 1999), except for LIBOR, CD and commercial-paper-based options, which generally bear interest at a rate lower than the banks' reference rate (5.5% to 6.6% at October 30, 1999). Total consolidated borrowings under this agreement at October 30, 1999 and April 30, 1999 were $75.7 million and $60.2 million, respectively. Annual commitment fees on the unused portions of the credit facility are 0.25%. As of October 30, 1999, the Company is in violation of certain of the covenants under the revolving long-term credit agreement. The Company is currently working with its banks to obtain waivers for these violations, as well as to amend the credit agreement. The Company believes it has the ability and intent to execute an amendment to the credit agreement.

    Management of the Company believes that a combination of cash generated from operations, existing bank facilities and additional borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business.

IMPACT OF YEAR 2000

    The Company has completed an assessment of the hardware and software in its internal information resources and has substantially completed the necessary modifications. The Company has also substantially completed the testing of its critical systems to verify proper date-handling functionality with respect to year 2000 and thereafter. The Company is working with its significant suppliers and business partners to ensure that those parties have appropriate Year 2000 readiness plans, and will be able to continue to provide products and services to the Company. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate either their computer systems or their product offerings.

    The Company's comprehensive Year 2000 initiative, is being managed by a team of internal staff who continue to monitor Year 2000 issues and the redeployment of all critical systems that support service to our customers and our ongoing business functions. The Company believes it is adequately addressing the Year 2000 issues. It does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition and results of operations. However, there can be no assurance that the systems of other companies will not fail, and that such failures would not have an adverse effect on the Company. In order to mitigate the risk of supplier and business partner non-compliance, the Year 2000 initiative also includes the creation of contingency plans, both from technical and business process perspectives.

    Based on the Company's assessments to date, the costs of the Year 2000 initiatives are estimated to be approximately $2.0 million, of which approximately $1.8 million has been incurred to date. The costs of the project and the date on which the Company believes it will complete its Year 2000 initiative are forward-looking statements and are based on management's best estimates, according to information available through the Company's assessments to date. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the retention of these professionals, the ability to locate and correct all relevant computer codes, and similar uncertainties. At present the Company has not experienced any significant problems in these areas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On September 21, 1999, the annual meeting of shareholders of the Company (the "Annual Meeting") was held.

(b)
At the Annual Meeting, the following directors were elected:

Paul Baszucki	David R. Richard
Richard Cohen	Dr. Jagdish N. Sheth
Connie M. Levi	Herbert F. Trader
Gerald D. Pint
(c)
The following items were voted upon at the Annual Meeting:

(1)
Election of Directors:
Name	Votes For	Votes Withheld
Paul Baszucki	8,690,300	103,826
Richard Cohen	8,687,815	106,312
Connie M. Levi	8,688,544	105,583
Gerald D. Pint	8,689,710	104,416
David R. Richard	8,640,735	153,392
Dr. Jagdish N. Sheth	8,685,728	108,398
Herbert F. Trader	8,688,273	105,853

(2)
The shareholders approved adoption of the 2000 Employee Stock Purchase Plan of Norstan, Inc. and the reservation for issuance thereunder of 400,000 shares of the Company's common stock. A total of 8,515,197 shares were voted for the adoption of this plan, 238,578 shares were voted against, and 40,351 shares abstained.

(3)
The shareholders approved the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending April 30, 2000. A total of 8,731,803 shares were voted for the appointment of Arthur Andersen LLP, 53,904 shares were voted against, and there were a total of 8,420 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

    None

(b)
Reports on Form 8-K.

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC.
Registrant
Date:	December 14, 1999	By	Paul Baszucki Chairman, Chief Executive Officer, and President
Date:	December 14, 1999	By	/s/ RICHARD COHEN Richard Cohen Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNATURES