Form 10-Q
period 2000-01-29
NORSTAN INC
filed 2000-03-14
CIK 72418

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JANUARY 29, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On March 3, 2000, there were 10,989,433 shares outstanding of the registrant's common stock, par value $0.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 29, 2000	January 30, 1999	January 29, 2000	January 30, 1999
REVENUES
Global Services
IT Consulting Services	$22,710	$35,536	$93,573	$102,256
Communication Services	33,342	34,593	103,857	99,856

Total Global Services	56,052	70,129	197,430	202,112
Communication Solutions	33,885	39,492	120,513	144,584
Financial Services	2,227	1,888	6,669	5,716

Total Revenues	92,164	111,509	324,612	352,412

COST OF SALES
Global Services
IT Consulting Services	19,467	24,872	66,765	68,343
Communication Services	26,370	23,945	80,331	68,281

Total Global Services	45,837	48,817	147,096	136,624
Communication Solutions	27,035	34,911	95,283	110,006
Financial Services	689	735	2,062	2,229

Total Cost of Sales	73,561	84,463	244,441	248,859

GROSS MARGIN	18,603	27,046	80,171	103,553
Selling, General & Administrative Expenses	33,967	30,399	104,520	93,829
Restructuring Charges	—	1,522	1,969	1,522

OPERATING INCOME (LOSS)	(15,364)	(4,875)	(26,318)	8,202
Interest Expense	(1,754)	(1,169)	(4,570)	(3,421)
Other Income (Expense), Net	300	(110)	435	314

INCOME (LOSS) BEFORE TAXES	(16,818)	(6,154)	(30,453)	5,095
Income Tax (Benefit) Provision	(5,046)	(2,676)	(7,348)	2,217

NET INCOME (LOSS)	$(11,772)	$(3,478)	$(23,105)	$2,878

NET INCOME (LOSS) PER SHARE—
BASIC	$(1.08)	$(0.33)	$(2.14)	$0.28

DILUTED	$(1.08)	$(0.33)	$(2.14)	$0.27

WEIGHTED AVERAGE SHARES—
BASIC	10,855	10,572	10,775	10,420

DILUTED	10,855	10,572	10,775	10,527

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 29, 2000	April 30, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$595	$867
Accounts receivable, net of allowances for doubtful accounts of $3,114 and $1,437	80,644	97,446
Current lease receivables	22,912	23,299
Inventories	18,761	16,846
Costs and estimated earnings in excess of billings of $15,037 and $18,508	20,573	24,389
Deferred income tax benefits	3,014	1,516
Prepaid expenses, deposits and other	26,862	11,500

TOTAL CURRENT ASSETS	173,361	175,863
PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	103,935	97,385
Less-accumulated depreciation and amortization	(59,040)	(47,656)

NET PROPERTY AND EQUIPMENT	44,895	49,729

OTHER ASSETS
Lease receivables, net of current portion	39,747	39,736
Goodwill, net of amortization of $13,507 and $11,033	37,555	39,994
Other	3,613	3,194

TOTAL OTHER ASSETS	80,915	82,924

	$299,171	$308,516

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 29, 2000	April 30, 1999
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,446	$3,004
Current maturities of discounted lease rentals	21,864	21,550
Accounts payable	27,070	28,394
Deferred revenue	21,682	20,967
Accrued—
Salaries and wages	4,978	7,950
Warranty costs	1,797	1,795
Other current liabilities	8,731	5,046
Billings in excess of costs and estimated earnings of $15,877 and $10,858	9,781	8,918

TOTAL CURRENT LIABILITIES	97,349	97,624

LONG-TERM DEBT, net of current maturities	75,720	61,411
DISCOUNTED LEASE RENTALS, net of current maturities	28,332	32,604
OTHER LIABILITIES	1,808	—
DEFERRED INCOME TAXES	8,059	7,542

SHAREHOLDERS' EQUITY
Common stock—$.10 par value; 40,000,000 authorized shares; 11,173,233 and 10,763,726 shares issued and outstanding	1,117	1,076
Capital in excess of par value	53,174	51,420
Retained earnings	37,159	60,264
Unamortized cost of stock	(2,047)	(1,805)
Accumulated other comprehensive income	(1,500)	(1,620)

TOTAL SHAREHOLDERS' EQUITY	87,903	109,335

	$299,171	$308,516

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

(In thousands)

	Nine Months Ended
	January 29, 2000	January 30, 1999
OPERATING ACTIVITIES
Net income (loss)	$(23,105)	$2,878
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Restructuring charges	1,969	1,552
Restructuring charges paid	(1,560)	(2,494)
Depreciation and amortization	17,968	14,372
Deferred income taxes	(985)	4,224
Changes in operating items, net of acquisition effects:
Accounts receivable	16,859	3,174
Inventories	(1,891)	(9,258)
Costs and estimated earnings in excess of billings	3,886	(3,600)
Prepaid expenses, deposits and other	(10,527)	(2,497)
Accounts payable	(1,355)	(946)
Deferred revenue	678	566
Accrued liabilities	313	(13,066)
Income taxes receivable	(4,800)	(3,758)
Billings in excess of costs and estimated earnings	839	(1,084)

Net cash used for operating activities	(1,711)	(9,937)

INVESTING ACTIVITIES
Additions to property and equipment, net	(9,519)	(19,702)
Investment in lease contracts	(20,595)	(26,636)
Collections from lease contracts	21,579	19,584
Other, net	170	(618)

Net cash used for investing activities	(8,365)	(27,372)

FINANCING ACTIVITIES
Borrowings of long-term debt	183,815	248,464
Repayments of long-term debt	(171,071)	(225,244)
Repayment of debt assumed in acquisition	—	(1,267)
Borrowing of discounted lease rentals	12,190	26,416
Repayments of discounted lease rentals	(16,163)	(14,869)
Proceeds from sale of common stock	1,065	3,837

Net cash provided by financing activities	9,836	37,337

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(32)	27

NET (DECREASE) INCREASE IN CASH	(272)	55
CASH, BEGINNING OF PERIOD	867	1,869

CASH, END OF PERIOD	$595	$1,924

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 29, 2000

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

SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosure of cash flow information is as follows (in thousands):

	Nine Months Ended
	January 29, 2000	January 30, 1999
Cash paid for:
Interest	$6,829	$5,652
Income taxes	$1,437	$1,617
Non-cash investing and financing activities:
Stock issued for acquisition	$—	$114

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

EARNINGS PER SHARE DATA

    The Company reports net income (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted

EPS reflects potential dilution from outstanding stock options and other securities using the treasury stock method.

    A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 29, 2000	January 30, 1999	January 29, 2000	January 30, 1999
Net (loss) income	$(11,772)	$(3,478)	$(23,105)	$2,878

Weighted average common Shares outstanding—Basic	10,855	10,572	10,775	10,420
Effect of stock option and Benefit plans	—	—	—	107

Weighted average common shares outstanding—Diluted	10,855	10,572	10,775	10,527

Net (loss) income per share—
Basic	$(1.08)	$(0.33)	$(2.14)	$0.28

Diluted	$(1.08)	$(0.33)	$(2.14)	$0.27

COMPREHENSIVE INCOME

    The Company reports comprehensive income in accordance with the requirements of SFAS No. 130, "Reporting Comprehensive Income". For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was a loss of approximately $11.5 million and $3.3 million for the three month periods ended January 29, 2000 and January 30, 1999, respectively. For the nine month periods ended January 29, 2000 and January 30, 1999, comprehensive income was a loss of approximately $23.0 million and income of approximately $2.3 million, respectively.

INTERNAL USE SOFTWARE

    The Company records the costs of internal use software in accordance with the requirements of Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the Company to capitalize certain costs incurred in connection with developing or obtaining internal-use software. The Company capitalized approximately $2.9 million and $6.8 million of costs associated with internal-use software developed or obtained during the nine month periods ended January 29, 2000 and January 30, 1999, respectively.

RESTRUCTURING CHARGES

    During fiscal years 1998 and 1999, the Company recorded restructuring charges of $14.7 million and $1.5 million, respectively. These charges were related to management's plan to reduce costs, consolidate and reorganize operations, improve operating efficiencies and a workforce reduction in the communications business. During the nine month period ended January 29, 2000, payments totaling $697,000 were charged against the restructuring reserves which were established as part of the fiscal 1998 and 1999 restructuring charges. As of January 29, 2000, these restructuring reserves have been fully utilized.

    In addition, during the second quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $2.0 million related to its IT consulting business. The emphasis of the restructuring is to consolidate branch offices and reduce certain general and administrative costs. Norstan Consulting is transitioning to a project-based business model in which the physical presence of geographic branches becomes far less important than the ability to move skilled consulting resources to customer engagements. The $2.0 million charge consists of noncancelable lease obligations for branch offices to be closed ($1.0 million), software and other asset write-offs ($800,000), and severance costs ($200,000). During the fiscal quarter ended January 29, 2000, approximately $863,000 was charged against the restructuring reserve established for these costs.

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

	For the Three Months Ended
	January 29, 2000		January 30, 1999
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Global Services:
IT Consulting Services	$22,710	$(10,569)	$35,536	$1,065
Communication Services	33,342	329	34,593	1,884

Total Global Services	56,052	(10,240)	70,129	2,949
Communication Solutions	33,885	(6,198)	39,492	(8,615)
Financial Services	2,227	1,074	1,888	791

Totals	$92,164	$(15,364)	$111,509	$(4,875)

	For the Nine Months Ended
	January 29, 2000		January 30, 1999
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Global Services:
IT Consulting Services	$93,573	$(15,430)	$102,256	$3,755
Communication Services	103,857	1,093	99,856	7,581

Total Global Services	197,430	(14,337)	202,112	11,336
Communication Solutions	120,513	(15,157)	144,584	(5,908)
Financial Services	6,669	3,176	5,716	2,774

Totals	$324,612	$(26,318)	$352,412	$8,202

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

    The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company's foreign installment contracts at January 29, 2000 would not materially affect the Company's consolidated financial position, results of operations or cash flows.

    The Company's unsecured revolving long-term credit agreement carries interest rate risk that is generally related to either the banks' reference rate or to rates related to other available borrowing options. If any of those rates or options were to change while the Company was borrowing under the agreement, interest expense would increase or decrease accordingly. As of January 29, 2000, total consolidated borrowings under this agreement were $74.7 million.

    The Company has no earnings or cash flow exposure due to market risks on its discounted lease rentals or its capital lease and other long-term debt obligations as a result of the fixed-rate nature of these obligations. However, interest rate changes would affect the fair market value of the lease rentals, capital leases and other long-term debt obligations. At January 29, 2000, the Company had fixed rate lease rentals of $50.2 million and capital lease and other long-term debt obligations of $2.5 million.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Norstan is a leading provider of communication and information technology ("IT") solutions for over 18,000 customers in the United States, Canada and England. To address the complex communication requirements of its customers, Norstan provides a broad range of products and services, including telephone systems, call center systems, voice processing, network integration, voice and video conferencing, and facilities management services. Norstan's network of field technicians and service consultants delivers communication services to its customers. In addition, the Company provides a wide array of IT solutions through IT Consulting Services. Within IT Consulting Services, Norstan Consulting delivers total customer care solutions to its clients through planning, designing, implementing and integrating technical solutions.

    The Company delivers its products and services through three business units, Global Services, Communication Solutions and Financial Services. Global Services includes IT Consulting Services and Communication Services. IT Consulting Services provides customer care solutions with an emphasis on e-business and enterprise relationship management. Communication Services provides customer support services for communication systems, including maintenance services, systems modifications and long distance services. Communication Solutions provides a broad array of solutions including telephone systems, integrated voice processing, call center technologies and video/audio/data conferencing solutions. Financial Services supports the sales process by providing customized financing alternatives. The Company believes that its breadth of product and service offerings fosters long-term customer relationships, affords cross-selling opportunities and minimizes the Company's dependence on any single technology or industry.

RECENT DEVELOPMENTS

    Subsequent to quarter end, the Company announced significant cost savings measures related to the IT Consulting Services business segment. On March 9, 2000, approximately 180 consultants and sales positions were eliminated to align the Company's resources with current and projected revenues. The eliminated jobs represented about 25% of the total workforce of the Company's information technology business unit, Norstan Consulting. These actions were taken to bring the Company's consultant utilization rate back in line with industry averages and reduce over capacity, particularly in practice areas that are less in demand. The Company is refining its skill base in order to focus on and facilitate future growth in customer care solutions with an emphasis on e-business and enterprise relationship management.

    In conjunction with this workforce reduction, the Company is also addressing non-personnel related spending. The combined effect of these actions is expected to produce estimated annual savings of up to $20 million.

SUMMARY

    During the quarter ended January 29, 2000, the Company reported a net loss of $11.8 million or $1.08 per common share, as compared to a net loss of $3.5 million or $0.33 per common share for the quarter ended January 30, 1999. For the nine month period ended January 29, 2000, the Company incurred a net loss of $23.1 million, or $2.14 per common share, compared to net income of $2.9 million, or $0.27 per common share for the similar period ended January 30, 1999.

SELECTED CONSOLIDATED FINANCIAL DATA

	Dollar Amounts as a Percentage of Revenues Three Months Ended		Percentage Change	Dollar Amounts as a Percentage of Revenues Nine Months Ended		Percentage Change
	January 29, 2000	January 30, 1999	Fiscal 2000 vs. 1999	January 29, 2000	January 30, 1999	Fiscal 2000 vs. 1999
REVENUES:
Global Services
IT Consulting Services	24.6%	31.9%	(36.1)%	28.8%	29.0%	(8.5)%
Communication Services	36.2%	31.0%	(3.6)%	32.0%	28.4%	4.0%

Total Global Services	60.8%	62.9%	(20.1)%	60.8%	57.4%	(2.3)%
Communication Solutions	36.8%	35.4%	(14.2)%	37.1%	41.0%	(16.7)%
Financial Services	2.4%	1.7%	18.0%	2.1%	1.6%	16.7%

Total Revenues	100.0%	100.0%	(17.4)%	100.0%	100.0%	(7.9)%
COST OF SALES	79.8%	75.7%	(13.0)%	75.3%	70.6%	(1.8)%

GROSS MARGIN	20.2%	24.3%	(31.2)%	24.7%	29.4%	(22.6)%
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	36.9%	27.3%	11.7%	32.2%	26.6%	11.4%
RESTRUCTURING CHARGES	—	1.4%	N/A	0.6%	0.5%	29.4%

OPERATING INCOME (LOSS)	(16.7)%	(4.4)%	(215.2)%	(8.1)%	2.3%	(420.9)%
Interest Expense and Other, Net	(1.6)%	(1.1)%	13.8%	(1.3)%	(0.9)%	33.1%

INCOME (LOSS) BEFORE TAXES	(18.3)%	(5.5)%	(173.3)%	(9.4)%	1.4%	(697.7)%
Income Tax (Benefit) Provision	(5.5)%	(2.4)%	88.5%	(2.3)%	0.6%	(431.5)%

NET INCOME (LOSS)	(12.8)%	(3.1)%	(238.5)%	(7.1)%	0.8%	(902.7)%

    The following table sets forth, for the periods indicated, the gross margin percentages for Global Services, Communication Solutions and Financial Services.

	Three Months Ended		Nine Months Ended
	January 29, 2000	January 30, 1999	January 29, 2000	January 30, 1999
GROSS MARGIN PERCENTAGES:
Global Services
IT Consulting Services	14.3%	30.0%	28.7%	33.2%
Communication Services	20.9%	30.8%	22.7%	31.6%
Total Global Services	18.2%	30.4%	25.5%	32.4%
Communication Solutions	20.2%	11.6%	20.9%	23.9%
Financial Services	69.1%	61.1%	69.1%	61.0%

RESULTS OF OPERATIONS

    REVENUES.  Revenues decreased 17.4% to $92.2 million in the quarter ended January 29, 2000 as compared to $111.5 million for the quarter ended January 30, 1999. For the nine month period ended January 29, 2000, revenues decreased 7.9% to $324.6 million as compared to $352.4 million for the similar period last year.

    Revenues from Global Services decreased 20.1% to $56.1 million for the quarter ended January 29, 2000 as compared to $70.1 million for the similar quarter last year. Global Services revenues decreased $4.7 million, or 2.3%, to $197.4 million for the nine month period ended January 29, 2000 as compared to $202.1 million for the similar period last year. Revenues from IT Consulting Services decreased 36.1% to $22.7 million for the three month period ended January 29, 2000 from $35.5 million for the same period last year. IT Consulting Services revenues decreased 8.5% to $93.6 million for the nine month period ended January 29, 2000 from $102.3 million in the similar period last year. These decreases in revenue in the IT consulting business for the three and nine month periods ended January 29, 2000 were primarily the result of three factors. First, IT Consulting Services continues to transition its business from a staff augmentation, geographic consulting model, to a project consulting model focused on customer care solutions. Second, customers' Year 2000 concerns led to postponement of other IT projects as they focused their resources on resolution of Year 2000 issues. Finally, significant management and organizational changes were made during the second and third quarters of fiscal year 2000. These factors resulted in weaker sales, loss of productivity and lower consultant utilization. Revenues from Communication Services decreased 3.6% to $33.3 million for the quarter ended January 29, 2000 as compared to $34.6 million for the prior year quarter. For the nine month period ended January 29, 2000, Communication Services revenues increased 4.0% to $103.9 million as compared to $99.9 million for the nine month period ended January 30, 1999. For the quarter, a significant decrease in moves, adds and changes revenue was somewhat offset by an increase in network services revenue. Year to date, strong growth in network services as well as growth in service contract revenue offset a decrease in revenue from moves, adds and changes.

    Revenues from Communication Solutions decreased 14.2% to $33.9 million, in the third quarter ended January 29, 2000 as compared to $39.5 million in the similar period last year. During the comparable nine month periods ended January 29, 2000 and January 30, 1999 revenues decreased 16.7% to $120.5 million from $144.6 million. These decreases in Communication Solutions revenue were the result of weaker sales in most product lines which were partially offset by strong third quarter increases in call center and voice processing solutions revenue. Executive management changes occurring during the third quarter also had a disruptive impact on Communication Solutions results for the periods ended January 29, 2000.

    Revenues from Financial Services increased 18.0% to $2.2 million in the quarter ended January 29, 2000 from $1.9 million in the similar quarter last year. Revenues for the nine month period ended January 29, 2000 increased 16.7% to $6.7 million as compared to $5.7 million in the similar period last year.

    GROSS MARGIN.  The Company's gross margin decreased $8.4 million, or 31.2%, to $18.6 million for the quarter ended January 29, 2000 as compared to $27.0 million for the similar quarter last year. For the nine month period ended January 29, 2000, gross margin decreased $23.4 million, or 22.6%, to $80.2 million as compared to $103.6 million for the similar period last year. As a percent of total revenues, gross margin was 20.2% and 24.7% for the three and nine month periods ended January 29, 2000 as compared to 24.3% and 29.4% for the similar periods ended January 30, 1999.

    Gross margin as a percent of revenues for Global Services was 18.2% and 25.5% for the three and nine month periods ended January 29, 2000 as compared to 30.4% and 32.4% for the similar periods last year. The gross margin for IT Consulting Services was 14.3% and 28.7% for the third quarter and year-to-date fiscal year 2000 as compared to 30.0% and 33.2% for the similar periods in fiscal year 1999. The decline in IT Consulting Services gross margin was caused by lower utilization of consultants which occurred as the business continued its transition from a geographic-based staff augmentation model to a project model emphasizing customer care solutions. In addition, significant management and organizational change resulted in lower sales and consultant utilization. The gross margin for Communication Services decreased to 20.9% and 22.7% from 30.8% and 31.6% for the three and nine month periods ended January 29, 2000 and January 30, 1999, respectively.

    Gross margin as a percent of revenues for Communication Solutions was 20.2% and 20.9% for the three and nine months ended January 29, 2000 as compared to 11.6% and 23.9% for the comparable periods ended January 30, 1999.

    The decreases in gross margin percentages in the Communication Services and Communication Solutions business segments were partially the result of staffing for higher volumes of revenue which did not materialize. In addition, charges associated with project cost overruns and revaluation of inventory in both business segments were recorded during the second quarter of fiscal 2000. Communication Solutions' gross margins continue to be adversely affected by competitive price pressure on communications equipment.

    Gross margin as a percent of revenues for Financial Services was 69.1% for the three and nine months ended January 29, 2000 as compared to 61.1% and 61.0% for the similar periods last year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses increased 11.7% to $34.0 million in the quarter ended January 29, 2000, as compared to $30.4 million in the similar period last year. For the nine month period, these expenses increased 11.4% to $104.5 million as compared to $93.8 million in the prior year period. As a percent of revenues, selling, general and administrative expenses increased to 36.9% and 32.2% for the three and nine month periods ended January 29, 2000, as compared to 27.3% and 26.6% for the same periods last year. The percentage increases were primarily the result of lower than planned sales volumes in IT Consulting Services and Communication Solutions as well as the recognition of additional bad debt provision in the second quarter.

    RESTRUCTURING CHARGE.  During the second quarter ending October 30, 1999, the Company recorded a restructuring charge of approximately $2.0 million related to its IT consulting business. The emphasis of the restructuring is to consolidate branch offices and reduce certain general and administrative costs. Norstan Consulting is transitioning to a project-based business model in which the physical presence of geographic branches becomes far less important than the ability to move skilled consulting resources to customer engagements. The $2.0 million charge consists of noncancelable lease obligations for branch offices to be closed ($1.0 million), software and other asset write-offs ($800,000) and severance costs ($200,000). Approximately $863,000 was charged against this restructuring reserve during the current quarter ended January 29, 2000.

    INTEREST EXPENSE.  Interest expense was $1.8 million and $1.2 million for the three month periods ended January 29, 2000 and January 30, 1999, respectively. For the nine months ended January 29, 2000, interest expense increased to $4.6 million from $3.4 million for the same period last year. These increases were primarily the result of higher borrowing levels during the three and nine month periods as well as higher effective interest rates.

    SALE OF EDUCATION BUSINESS.  In October 1999, the Company sold its web-based consumer education business to TechSkills.com (formerly AmeriTrain) of Milwaukee, Wisconsin. Terms of the sale called for the transfer of four training sites and 32 instructors and other education services staff to TechSkills.com. The total sale price was approximately $2.6 million.

    INCOME TAXES.  During the periods ended January 29, 2000, the Company recorded a tax benefit related to the third quarter and fiscal year-to-date losses of approximately 30% and 24%, respectively, based on projections of the full fiscal year's results and effective tax rate, also reflecting the impact of non-deductible goodwill amortization. This compares to a 43.5% provision recorded for the three and nine month periods ended January 30, 1999.

    NET INCOME.  In the second quarter of fiscal 2000, the Company incurred a net loss of $11.8 million or $1.08 per share, as compared to a net loss of $3.5 million or $0.33 per share for the same period in fiscal 1999. The nine month period ending January 29, 2000 resulted in a net loss of $23.1 million or $2.14 per share, compared to net income of $2.9 million, or $0.27 per share, for the similar period last year.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used for operating activities decreased significantly in the first nine months of fiscal year 2000 as compared to the similar period last year as decreases in accounts receivable and costs and estimated earnings in excess of billings offset increases in prepaid expenses. Net cash used for investing activities also decreased significantly in the first nine months of fiscal year 2000 as compared to the similar period in fiscal year 1999 as a result of decreases in investments in lease contracts and capital expenditures. Net cash provided by financing activities decreased in the comparable periods primarily as a result of a decrease in net borrowings of discounted lease rentals and lower net borrowings under the Company's revolving credit agreement.

    CAPITAL EXPENDITURES.  The Company used $9.5 million for capital expenditures during the nine months ended January 29, 2000, as compared to $19.7 million in the similar period last year. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software and computer equipment.

    INVESTMENT IN LEASE CONTRACTS.  The Company has made a significant investment in lease contracts with its customers. The additional investment made in lease contracts year-to-date in fiscal 2000 totaled $13.7 million. Net lease receivables decreased slightly to $60.7 million at January 29, 2000 from $63.0 million at April 30, 1999.

    The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $50.0 million at January 29, 2000 as compared to $54.2 million at April 30, 1999. Interest rates on these credit agreements at January 29, 2000 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

    CAPITAL RESOURCES.  The Company has a $100.0 million revolving long-term credit agreement with certain banks. Sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement are due May 31, 2001. Borrowings under this agreement bear interest at rates based on the banks' reference rate, as well as LIBOR or CD based options. Interest rates on borrowings outstanding as of January 29, 2000 ranged from 6.4% to 9.0%. Total consolidated borrowings under this agreement at January 29, 2000 and April 30, 1999 were $74.7 million and $60.2 million, respectively. Annual commitment fees on the unused portions of the credit facility are 0.25%.

    As of October 30, 1999, the Company was in violation of certain covenants under this credit agreement. The Company has obtained waivers for these violations under an amendment to the agreement dated as of January 24, 2000. Pursuant to this amendment, the Company's borrowings under the agreement will bear interest at rates higher than that experienced during the quarter ended January 29, 2000. In addition, as of January 29, 2000, the Company was in violation of certain of the covenants under the revolving long-term credit agreement. The Company is currently working with its banks to obtain waivers for these violations. The Company believes it has the ability and intent to execute an amendment to the credit agreement and receive applicable waivers.

    Management of the Company believes that a combination of cash generated from operations, existing bank facilities and additional borrowing capacity, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business.

IMPACT OF YEAR 2000

    The Company experienced no significant system problems at the beginning of calendar 2000. In addition, the Company is not aware of any material problems being experienced by its suppliers and business partners. The Company believes it has adequately addressed the Year 2000 issue related to its internal systems and that it did not have a material impact on its business, financial condition or its results of operations.

    During the fiscal period ended January 29, 2000, the Company completed an assessment of its systems hardware and software, completed testing of its critical systems to verify date-handling functionality, and made all necessary modifications. This comprehensive Year 2000 initiative cost the Company approximately $2.0 million. The Company continues to monitor its systems' performance.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

    Exhibit 10.(a)  Eighth Amendment to Credit Agreement, dated as of January 24, 2000, by and among the Company, certain banks as signatories thereto (the "Banks") and U.S. Bank National Association, as one of the Banks and as agent for the Banks.

(b)
Reports on Form 8-K.

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC. Registrant
Date: March 13, 2000	By	/s/ PAUL BASZUCKI Paul Baszucki Chairman and Chief Executive Officer
Date: March 13, 2000	By	/s/ RICHARD COHEN Richard Cohen Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES