Form 10-K
period 2000-04-30
NORSTAN INC
filed 2000-08-15
CIK 72418

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8141

NORSTAN, INC.

(Exact name of registrant as specified in its chapter)

Minnesota (State of incorporation)	41-0835746 (I.R.S. Employer identification No.)

5101 Shady Oak Road, Minnetonka, Minnesota 55343
(Address of principal executive offices)

The Company's phone number: 612-352-4000	The Company's internet address: www.norstan.com

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.10 par value per share)
Common Stock Purchase Rights
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of July 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq National Market System was approximately $44,500,000.

    As of July 17, 2000 there were outstanding 11,271,003 shares of the registrant's common stock, par value $.10 per share, its only class of equity securities.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

2

PART I

Item 1. Business.

BUSINESS

Summary

    Norstan is a single-source provider of leading-edge technology solutions and world-class technology services including converged voice and data infrastructure, information technology, networking, internet conferencing, communication solutions and e-business solutions to more than 18,000 business clients worldwide. Headquartered in Minneapolis, Minnesota, Norstan employs over 2,200 people with offices located throughout North America.

    To address the complex communication and information technology (IT) requirements of its customers, Norstan provides a broad range of products and services through three business segments; Communications, Consulting and Financial Services which accounted for 77.0%, 20.9% and 2.1% of Norstan's fiscal year 2000 revenues, respectively. Within the Communications business segment; Communication Solutions offers a comprehensive portfolio of technology solutions including IP Telephony, traditional PBXs, unified messaging, long distance, and conferencing and call center solutions; Communication Services provides a full array of customer support services including maintenance and support services, systems modifications and managed communication services; Advanced Services Group provides unified media and converged infrastructure solutions, Voice-Over Data Networking and IP Telephony services; and Conferencing Solutions offers audio and video bridging services, internet conferencing, webcasting, consulting services and conferencing products. The Consulting business segment provides e-business solutions including e-commerce consulting services, e-business integration services, knowledge management consulting services, customer relationship management solutions and infrastructure services. The Financial Services segment supports the sales process by providing customers with customized financing alternatives.

    The Company operates in 59 locations in 45 cities throughout the United States and Canada. Norstan has served over 18,000 customers across a broad range of industries in the last three years and focuses its marketing efforts on middle-market and Fortune 500 companies with complex technology and communication requirements. Current customers include IBM, Kellogg Company, 3M and Harley-Davidson. Norstan's strong emphasis on customer satisfaction is evidenced by a fiscal year 2000 survey of Norstan's communication customers, in which Norstan received an overall satisfaction rating of 93.9%. This dedication to customer service, together with the Company's breadth of service offerings has resulted in Norstan becoming the fourth largest communications services provider in North America. The Company believes that its outstanding customer service will enable Norstan to capture a greater portion of each customer's communication and IT budgets in the future as well as provide other growth opportunities through multi-channel marketing (see Norstan's Growth Strategy)

    Norstan provides leading-edge technologies in both its Communications and Consulting operations. The Company has established strategic alliances with leading communication and IT companies that enhance Norstan's ability to offer objective solutions to its customers. Communication strategic alliance partners include Siemens, VTEL, PictureTel, Latitude, Cisco Systems, Sprint, Lucent Technologies (formerly Octel), Applied Voice Technology, Rockwell, SpeechWorks and SpectraLink. IT strategic alliance partners include IBM, Siebel Systems, Lotus, Mercator and Microsoft.

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

    As a result of these factors, demand for communication and IT services and products has grown significantly. For calendar year 1999, Phillips InfoTech (InfoTech), a market research firm specializing in telecommunications market information, estimates that the U.S. market for switching, maintenance and professional services and application equipment was over $17 billion, and the U.S. market for telecommunications maintenance and professional services was estimated to be approximately $4 billion. As customers seek the competitive advantages that advanced communication and computer telephony integration can deliver, growth of certain segments of call processing are expected to be particularly strong. According to InfoTech, between 1999 and 2004, the U.S. market for voice mail, interactive voice response units, automated call distribution equipment and other telecommunications peripherals and applications is expected to grow at a compound annual growth rate of approximately 7.5%. By 2004, the U.S. market for these associated applications and peripherals is projected to be over $10 billion. The 1999 worldwide market for IT services was estimated at $605 billion and is projected to grow to $1.3 trillion by 2004 according to Dataquest, Inc., a unit of Gartner Group, the world's premier business technology advisor. The market will continue to be fueled by end-user demand for external service providers for everything from product support to e-business transformation services to business process outsourcing. Business management services are projected to achieve the fastest growth at a compound annual growth rate of 21% through 2004.

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

The Norstan Solution

    The Company is a single-source provider of a wide range of communication and IT solutions that enable its customers to compete and succeed in the global marketplace. The Company has leveraged its established reputation as a provider of premier communication products and services, along with the capability of its IT consultants, to deliver a unified communication and IT solution to middle-market and Fortune 500 companies. This broad range of offerings enables Norstan to serve as a single-source provider of communication and IT solutions throughout the entire life cycle of a project. Norstan's ability to serve as a single-source provider results in closer integration, reduced risk and greater management control for the customer. The Company believes that its customer relationships, its geographic reach and size, and its expertise in providing both communication and IT solutions will enable it to capitalize on the continuing growth and convergence of communication and IT needs of middle-market and Fortune 500 companies.

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

    Attract, Develop and Retain Highly Skilled Professionals.  The Company seeks to attract, develop and retain the highest caliber of communication and IT consultants and service personnel. Norstan places a strong emphasis on the career development and training of its IT consultants through its Consulting Manager program. Consulting Managers provide career guidance and ensure that employees maintain skills in state-of-the-art technologies. Norstan offers a competitive combination of employee benefits and incentives, including employee stock option and stock purchase programs, as well as incentive compensation based on the amount billed by individual consultants.

    Provide Superior Customer Service.  Norstan believes its dedication to providing service beyond its customers' expectations has produced many favorable customer relationships and resulted in increased exposure to potential customers. Norstan's strong emphasis on customer satisfaction is evidenced by a fiscal year 2000 survey of Norstan's communication customers, in which Norstan received an overall satisfaction rating of 93.9%. The Company believes that its reputation for superior service will lead to opportunities in its multi-channel marketing strategy and for cross-selling additional products and services to its customer base.

    Offer Leading-Edge Technologies.  Norstan maintains several strategic alliances with business partners that enhance Norstan's ability to offer leading-edge technologies. Communication strategic alliance partners include Siemens, VTEL, PictureTel, Latitude, Cisco Systems, Sprint, Lucent Technologies (formerly Octel), Applied Voice Technology, Rockwell, SpeechWorks and SpectraLink. IT strategic alliance partners include IBM, Siebel Systems, Lotus, Mercator and Microsoft. These strategic alliances provide the Company with access to training, product support and current technology as well as the use of the

"business partner" designation in marketing the Company's products and services. The Company intends to strengthen its existing alliances and pursue additional alliances with leading technology companies.

Norstan's Growth Strategy

    The Company has expanded its traditional "direct-to-the-end-user" marketing strategy with a multi-channel marketing organization that focuses on expanded opportunities. This strategy is intended to bring the Company's core competencies in communication and professional services to the forefront of its new business model. More specifically, Norstan is now focused on marketing its industry-leading professional, consulting and traditional support services through a broad spectrum of enterprise solution providers in addition to the Company's current direct enterprise marketing activities. Such enterprise solution providers include Competitive Local Exchange Carriers (CLECs), Incumbent Local Exchange Carriers (ILECs), Internet Service Providers (ISPs), and Applications Services Providers (ASPs) as well as other channel partners, such as Value-Added Resellers (VARs), Systems Integrators, and Manufacturer Direct channels.

    The Company's growth strategy is centered around the development of marketing relationships and alliances with other enterprise solution providers looking to deliver to their customers the leading-edge New Economy technology solutions that Norstan provides. These include Customer Relationship Management, Custom Contact Center, Unified Media, Hosted Internet Conferencing, Network Management Services and Converged Infrastructure, including Internet Protocol (IP) Telephony. Norstan's new business partners can turn to the Company for assistance when their own focus or capabilities lie outside the required comprehensive support services. This will open Norstan to a large, fast-growing, and essentially untapped layer of service opportunities for these enterprise solution providers seeking to better serve their own end-user customers.

    Services offered to these multi-channel partners include a complete spectrum of capabilities from applications planning through solution implementation, network monitoring, installation, support and maintenance. According to industry studies by InfoTech, the combined markets for these services are projected to be $28 billion by 2004 and expected to grow at an average annual growth rate of nearly 40% between 2000 and 2004. InfoTech participated with Norstan in the development of the Company's growth strategy.

    In addition, the Company will provide a complete "end-to-end" offering for Network Management Support and Services, including 24-hour monitoring, remote trouble shooting, and the traditional "break-fix" capability to the data networking and Internet Protocol Telephony markets. Demand for Network Management Services is projected to increase significantly as business enterprises increase mission-critical e-Business voice and data applications over their data networks, a trend fueled by implementation of IP Telephony. These IP solutions are projected to grow at an average annual rate of 138% over the next four years, according to a study published by InfoTech. The requirement for 100% availability of integrated voice-data applications will demand that these networks be continuously monitored for quality of service and "up-time."

    The Company has established a New Business Development Group whose mission is to ensure maximum penetration for these market opportunities through the development of new channels and strategic alliances. In July 2000, the Company entered into agreements with Rockwell Electronic Commerce Corporation and Science Applications International Corporation (SAIC) establishing two new channels for the delivery of Norstan's products and services.

    Norstan also intends to grow its technology services business by leveraging the Company's existing base of over 18,000 customers. These relationships provide Norstan with significant advantages in marketing new communication and IT services and solutions. Management believes the convergence of communication and information technologies, together with the Company's high level of customer satisfaction, will position Norstan to become a preferred provider of both communication and IT solutions.

Products and Services

    Norstan provides customers with a broad range of communication and IT products and services to design, develop and implement technology solutions in a variety of customer environments. These products and services are delivered through three business units, Communications, Consulting and Financial Services and are summarized in the following tables:

COMMUNICATIONS
Solutions	• Communication Systems
-PBX systems
-IP Telephony
• Voice and Unified Messaging
• Contact Center Solutions
-Interactive Voice Response
-Computer Telephony Integration
-Workforce Management, Quality Monitoring, Intelligent Call Routing and Web Conferencing Software and Integration
• Network Services
Convergence	• Advanced Services Group
- Consultancy Practices in: Customer Contact Unified Messaging Converged Infrastructure
• Conferencing Solutions Group
-Consulting Services
-Conferencing Services: Audio/Video/Internet Shared and Dedicated Services
• Protectnet
-Network Management Services: Data Network "Break & Fix" Services Network Monitoring Services
Services	• Communication Maintenance and Support Services
• System Modifications (Moves, Adds & Changes)
• Managed Communication Services
• 24x7 Customer Support
• Remote System Monitoring & Diagnostic Analysis
• Cabling & Multimedia Solutions
Resale	• Vibes Technologies, Inc.
-e-commerce provider of refurbished communications equipment (www.vibestech.com)
• Siemens Resale Services Group
-reseller of refurbished Siemens communications products

CONSULTING
e-Commerce	• Develop a total e-commerce application including creative, technological, and infrastructure components
e-Business Integration	• Provide services and solutions which allow the exchange of a client's data and business process with customers and suppliers
Knowledge Management	• Create tools that allow employees throughout the client's organization to take advantage of information as it is generated
Customer Relationship Management	• Integrate customer relationship management solutions such as Siebel Systems
Infrastructure Services	• Design, develop and deploy critical e-business applications as well as data and voice network infrastructure
FINANCIAL SERVICES
Leasing Services	• Provide customers with efficient and competitive financing for the purchase or lease of products and services
• Support the sales process by offering lease structures that eliminate the need for third party financing

Customers

    Norstan focuses its marketing efforts on middle-market and Fortune 500 companies with complex communication and IT requirements. Norstan has served over 18,000 customers across a broad range of industries over the last three fiscal years. No single customer accounted for more than 5% of Norstan's total revenue during any of the last three fiscal years.

    Norstan customers include the following:

COMMUNICATIONS
American Freightways	Harley-Davidson	Imation
Best Buy	IBM	Marquette University
CIBC		Paul Brown Stadium
CONSULTING
3M	Diageo/Pillsbury	GMAC/RFC
American Express	Harley-Davidson	Michelin
Financial Advisors	Invacare	SuperValu
Kellogg Company

Strategic Alliances

    The Company believes that its relationships with a wide range of leading technology companies enhance Norstan's ability to deliver the appropriate solution to each customer. Communication strategic alliance partners include Siemens, VTEL, PictureTel, Latitude, Cisco Systems, Sprint, Lucent Technologies (formerly Octel), Applied Voice Technology, Rockwell, SpeechWorks and SpectraLink. In addition, the Company distributes complementary communication products that fit specific segments of the marketplace. These include hybrid switching systems, personal computer-based voice processing and video conferencing systems, as well as data communication products from Novell, Newbridge and others. IT strategic alliance partners include IBM, Siebel Systems, Lotus, Mercator and Microsoft. Siebel Systems, a leading customer care and sales automation software provider, has granted Premier Consulting Partner status to Connaissance Consulting (a majority-owned Norstan affiliate).

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

Sales and Marketing

    Norstan has over 400 sales and marketing personnel within the United States and Canada. The sales force includes product and service specialists with expertise in IT consulting services, video conferencing, call centers, communication services, education and training, and other areas. These specialists partner with the sales representatives who have primary responsibility for the customer relationship to develop integrated technology solutions which address the specific technology needs of Norstan's customers. Norstan uses several techniques to pursue new customer opportunities, including telemarketing, seminars, participation in trade shows and advertising. Norstan also maintains a new account sales team to pursue new customer prospects.

    Norstan's sales representatives and specialists use a comprehensive approach to evaluate each customer's technology needs. The sales representative begins with a detailed analysis of the customer's current and future communication and IT systems requirements. After determining the customer's needs, the sales representative and product specialist develop a solution that satisfies current and anticipated future requirements. Norstan's consulting and operations teams then work with the customer to plan the delivery and implementation of the solution and to identify required training. By planning the precise requirements of each phase of the solution delivery, Norstan's specialists are able to minimize service interruption for the customer. Norstan also provides an ongoing support program tailored to meet the customer's specific application requirements that incorporates remote diagnostics, in-field service and support, additional training and help desk support from Norstan's customer support representatives.

    Norstan's marketing strategy is designed to capture a larger portion of existing customers' communication and IT budgets and to identify and develop new customer relationships. In particular, the Company believes that its installed base of communication systems customers offers extensive opportunities for the marketing of IT consulting services. Management also believes that Norstan IT Consulting Services will be a source of additional communication business. Norstan anticipates that its high quality customer service will support ongoing marketing efforts, as satisfied customers are more likely to choose Norstan to supply additional communication and IT products and services.

Customer Service

    Norstan believes that providing exceptional customer service is an important element of its ability to compete effectively in the communication and IT marketplace. Norstan has invested heavily in new technology designed to help it resolve a substantial portion of customer support and service issues quickly and remotely. Norstan coordinates its customer service response through three remote diagnostics and dispatch centers located in the Minneapolis, Cleveland and Toronto areas. In fiscal year 2000, these centers handled over 220,000 customer calls with approximately 59% of the service-related calls being addressed remotely. Only 18% of customer calls were resolved remotely in fiscal year 1994. The Company's goal for fiscal year 2001 is to resolve in excess of 60% of service calls remotely. For calls requiring immediate on-site service and support, Norstan maintains a force of highly trained service technicians, design engineers and customer support representatives.

    Norstan has approximately 140 employees in its three remote diagnostics and dispatch centers devoted primarily to providing customer service and has over 400 service technicians in the field. With Norstan's remote problem resolution capability and its staff of highly trained technicians, Norstan is able to promptly resolve customer support requests. Norstan's commitment to customer service is evidenced by a fiscal year 2000 survey of Norstan's communication customers that found an overall satisfaction rating of 93.9%.

Locations

    The Company currently supports its Communications and Consulting business clients with sales and service locations in the United States and Canada. The Company maintains 59 sales and service locations in 45 cities, including the following:

COMMUNICATIONS
Albuquerque, NM	Duluth, MN	Minneapolis, MN
Amarillo, TX	Edmonton, Alberta	Montreal, Quebec
Appleton, WI	El Paso, TX	New Orleans, LA
Birmingham, AL	Las Vegas, NV	Oklahoma City, OK
Calgary, Alberta	Lexington, KY	Ottawa, Ontario
Cedar Rapids, IA	Little Rock, AR	Phoenix, AZ
Cincinnati, OH	London, Ontario	Tempe, AZ
Cleveland, OH	Louisville, KY	Toledo, OH
Columbus, OH	Lubbock, TX	Toronto, Ontario
Davenport, IA	Madison, WI	Tucson, AZ
Dayton, OH	Milwaukee, WI	Tulsa, OK
Des Moines, IA		Vancouver, British Columbia
CONSULTING
Atlanta, GA	Des Moines, IA	Omaha, NE
Charlotte, NC	Emeryville, CA	Warren, NJ
Cleveland, OH	Milwaukee, WI
Columbus, OH	Minneapolis, MN

Employees

    The Company's U.S. operations had a total of 2,077 employees as of April 30, 2000, consisting of 382 sales and marketing personnel, 793 operations, service and installation employees, 556 consulting employees and 346 administrative employees. Of these employees, approximately 95 were covered by collective bargaining agreements. The Company considers relations with its employees to be good and has not experienced any work stoppages.

    The Company's Canadian operations had a total of 170 employees as of April 30, 2000, consisting of 55 sales and consulting personnel, 88 operations, service and installation employees, and 27 administrative personnel. The Company considers relations with the Canadian employees to be good and has not experienced any work stoppages.

Competition

    The communication industry is intensely competitive and rapidly changing. Norstan's primary competitors in this area include Lucent Technologies, Nortel and the RBOCs. Many of its competitors have longer operating histories, greater financial and human resources, and greater name recognition than Norstan. The passage of the Telecommunications Act of 1996 has fostered competition by providing access to a number of entities that were previously precluded from the industry. As a result of this legislation, the pace of consolidation in the industry has accelerated. These changes in the regulatory environment may affect Norstan's ability to compete successfully.

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

Government Regulation

    Except for the sale of long distance service, the Company is not subject to any government regulations that have a material impact on its operations. Effective May 1, 1992, the Company became a direct reseller of long distance network services and became subject to certain state tariff regulations throughout the United States. The Company is currently registered and certified to provide interstate services in all 50 states and intrastate services in 49 states. The Company is also subject to FCC regulations, which require the filing of federal tariffs.

Backlog

    As of April 30, 2000, the Company had signed contracts for telecommunications products aggregating approximately $35.9 million, substantially all of which are expected to be fulfilled by the end of fiscal 2001. As of April 30, 1999, the Company had signed contracts aggregating approximately $47.3 million, substantially all of which were fulfilled by the end of fiscal 2000. The usual time period between the execution of a contract and the completion of the installation is one to six months, depending on the size and complexity of the system.

Item 2. Properties.

    The executive offices of the Company are located in Minnetonka, Minnesota, where the Company leases approximately 234,000 square feet of office space. The Company also has area headquarters in Brecksville, Ohio, and Phoenix, Arizona, where the Company leases approximately 61,250 and 34,400 square feet of office space, respectively. In addition to the space above, the Company leases sales and service offices in 42 other cities within the United States. In Canada, the Company leases approximately 36,000 square feet of office space in Toronto, Ontario, which serves as its Canadian headquarters. The Company also leases sales and service offices in seven other cities within the Canadian provinces of Alberta, Manitoba, Ontario, Quebec and British Columbia. The Company believes that the above-mentioned facilities are adequate and suitable for its current needs.

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

	High	Low
Fiscal year ended April 30, 2000:
First Quarter	14 1/4	9 1/4
Second Quarter	12 7/8	7
Third Quarter	11 3/8	5 1/8
Fourth Quarter	9 7/8	5 1/8
Fiscal year ended April 30, 1999:
First Quarter	26 3/16	22 3/4
Second Quarter	23 5/16	13 1/8
Third Quarter	18 5/8	11 5/8
Fourth Quarter	12 9/16	8

    The quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

    As of July 17, 2000, there were 2,854 holders of record of the Company's common stock.

Restrictions on the Payment of Dividends

    The Company has not recently declared or paid any cash dividends on the common stock and does not intend to pay cash dividends on the common stock in the foreseeable future. The Company currently expects to retain earnings to finance the operations and the expansion of its business. In addition, the Company's current revolving long-term credit agreement prohibits the payment of cash dividends without the prior written consent of the lenders thereunder.

Item 6. Selected Consolidated Financial Data.

    The selected consolidated financial data set forth below as of and for each of the fiscal years in the five-year period ended April 30, 2000 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this report.

	Fiscal Years Ended April 30,
	2000	1999	1998	1997	1996
	(In Thousands, Except Per Share Data)
Statements of Operations Data:
REVENUES
Communications	$322,313	$359,406	$385,921	$358,507	$315,729
Consulting	87,304	115,340	63,001	33,539	—
Financial Services	8,904	7,963	7,443	6,029	5,635

Total Revenues	418,521	482,709	456,365	398,075	321,364

COST OF SALES
Communications	252,454	259,550	283,319	262,594	227,759
Consulting	65,623	75,150	41,654	24,805	—
Financial Services	2,712	2,970	2,443	2,160	2,221

Total Cost of Sales	320,789	337,670	327,416	289,559	229,980

GROSS MARGIN
Communications	69,859	99,856	102,602	95,913	87,970
Consulting	21,681	40,190	21,347	8,734	—
Financial Services	6,192	4,993	5,000	3,869	3,414

Total Gross Margin	97,732	145,039	128,949	108,516	91,384
Selling, general and administrative expenses	143,824	128,665	103,709	89,311	75,973
Restructuring charges	1,969	1,522	14,667	—	—
Writedown of goodwill	32,244	—	—	—	—

OPERATING INCOME (LOSS)	(80,305)	14,852	10,573	19,205	15,411
Interest expense	(6,258)	(4,886)	(3,909)	(1,866)	(1,351)
Other income (expense), net	538	460	(18)	(22)	89

INCOME (LOSS) BEFORE INCOME TAXES	(86,025)	10,426	6,646	17,317	14,149
Income tax (benefit) provision	(17,076)	4,536	2,791	7,100	5,660

NET INCOME (LOSS)	$(68,949)	$5,890	$3,855	$10,217	$8,489

NET INCOME (LOSS) PER SHARE:
BASIC	$(6.37)	$0.56	$0.40	$1.12	$1.00

DILUTED	$(6.37)	$0.56	$0.39	$1.08	$0.94

WEIGHTED AVERAGE SHARES:
BASIC	10,818	10,473	9,719	9,140	8,526

DILUTED	10,818	10,537	9,917	9,418	8,985

	As of April 30,
Balance Sheet Data:	2000	1999	1998	1997	1996
Working capital	$39,822	$78,239	$58,568	$37,484	$24,899
Total assets	243,593	308,516	275,608	224,173	160,988
Long-term debt, net of current maturities	67,445	61,411	52,440	18,284	—
Discounted lease rentals, net of current maturities	24,285	32,604	20,883	24,043	15,961
Shareholders' equity	42,489	109,335	97,671	84,370	67,517
Cash dividends declared and paid	—	—	—	—	—

    On June 20, 1996, the Company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. The stock split has been retroactively reflected in the selected 1996 consolidated financial data presented above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

    Norstan is a single-source provider of leading-edge technology solutions and world-class technology services including converged voice and data infrastructure, information technology, networking, internet conferencing, communication solutions and e-business solutions to more than 18,000 business clients worldwide. To address the complex communication requirements of its customers, Norstan provides a broad range of products and services through three business segments; Communications, Consulting and Financial Services which accounted for 77.0%, 20.9% and 2.1% of Norstan's fiscal year 2000 revenues, respectively. Within the Communications business segment; Communication Solutions offers a comprehensive portfolio of technology solutions including IP Telephony, traditional PBXs, unified messaging, long distance and conferencing and call center solutions; Communication Services provides a full array of customer support services including maintenance and support services, systems modifications and managed communication services; Advanced Services Group provides unified media and converged infrastructure solutions and Voice-Over Data Networking and IP Telephony services and Conferencing Solutions offers audio and video bridging services, internet conferencing, webcasting, consulting services and conferencing products. The Consulting business segment provides e-business solutions including e-commerce consulting services, e-business integration services, knowledge management consulting services, customer relationship management solutions and infrastructure services. The Financial Services segment supports the sales process by providing customized financing alternatives.

Results of Operations

    The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of total revenues:

	Years Ended April 30,
	2000	1999	1998
Revenues:
Communications	77.0%	74.5%	84.6%
Consulting	20.9	23.9	13.8
Financial Services	2.1	1.6	1.6

Total revenues	100.0	100.0	100.0
Cost of sales:
Communications	60.3	53.8	62.1
Consulting	15.7	15.6	9.1
Financial Services	0.6	0.6	0.5

Total cost of sales	76.6	70.0	71.7

Gross margin	23.4	30.0	28.3
Selling, general and administrative expenses	34.4	26.7	22.8
Writedown of goodwill	7.7	—	—
Restructuring charges	0.5	0.3	3.2

Operating income (loss)	(19.2%)	3.0%	2.3%

Net income (loss)	(16.5%)	1.2%	0.8%

    The following table sets forth the gross margin percentages for Communications, Consulting and Financial Services:

	Years Ended April 30,
	2000	1999	1998
Gross margin percentage:
Communications	21.7%	27.8%	26.6%
Consulting	24.8	34.8	33.9
Financial Services	69.5	62.7	67.2

Fiscal 2000 Compared to Fiscal 1999

    Revenues.  Total revenues decreased 13.3% to $418.5 million in fiscal year 2000 from $482.7 million in fiscal year 1999.

    Revenues from Communications decreased 10.3% to $322.3 million in fiscal year 2000 from $359.4 million in fiscal year 1999. Communications revenues decreased as a result of weaker sales in most Communication Solutions product lines including Siemens PBX, voice processing and conferencing. These decreases were somewhat offset by an increase in Network Services revenues. Also within this segment, Communication Services revenues decreased on a year-to-year basis. Maintenance service contract revenues were flat while revenues from moves, adds and changes and cabling services were down as compared to fiscal 1999. Overall, performance in the Communications segment was negatively affected by significant management and organizational changes occurring during the fiscal year. In addition, customer concerns about the Year 2000 issue resulted in depleted budgets, postponed equipment purchases and installations and delayed communications and IT projects until after January 1, 2000. This is also evident in the performance of the Company's Consulting segment.

    Revenues from Consulting decreased 24.3% to $87.3 million in fiscal year 2000 from $115.3 million in fiscal year 1999. The decrease in Consulting revenues was partially due to the disruption experienced in Norstan Consulting's business as it transitioned from a staff augmentation, geographic consulting model to a project based consulting model. In addition, significant management and organizational changes were made to address problems within the Consulting segment during the fiscal year. These changes resulted from problems associated with weak sales, decreased productivity and reduced consultant utilization in fiscal 2000. Consulting revenues were also negatively impacted by the overall slowdown in IT consulting projects as a result of Year 2000 issues. Norstan Consulting's revenue decrease was only somewhat offset by an increase in Connaissance Consulting's fiscal 2000 revenues.

    Revenues from Financial Services increased 11.8% to $8.9 million in fiscal year 2000 from $8.0 million in fiscal year 1999. This increase was primarily attributable to the increased size of the Company's leasing base.

    Gross Margin.  The Company's gross margin was $97.7 million and $145.0 million for the fiscal years ended April 30, 2000 and 1999, respectively. As a percent of total revenues, gross margin was 23.4% for fiscal year 2000 compared to 30.0% for fiscal year 1999.

    Gross margin as a percent of revenues for Communications was 21.7% for fiscal year 2000 as compared to 27.8% for fiscal year 1999. During fiscal 2000, gross margin as a percent of revenues in both Communication Solutions and Communication Services declined as compared to fiscal 1999. These decreases were the result of staffing for higher volumes of revenues which did not materialize, charges associated with project cost overruns and revaluations of inventory which were recorded during the fiscal year. In addition, Communication Solutions' gross margin continues to be adversely affected by competitive price pressure on communication equipment and by increased product costs.

    Gross margin as a percent of revenues for Consulting was 24.8% for fiscal year 2000 as compared to 34.8% for fiscal year 1999. The decline in Consulting's gross margin was caused primarily by lower utilization of consultants which occurred as Norstan Consulting transitioned its business model and while significant management and organizational changes were undertaken.

    Gross margin as a percent of revenues for Financial Services was 69.5% for fiscal year 2000 as compared to 62.7% for fiscal year 1999.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 11.8% to $143.8 million in fiscal year 2000 from $128.7 million in fiscal year 1999. As a percent of revenues, selling, general and administrative expenses increased to 34.4% for fiscal year 2000, as compared to 26.7% for fiscal year 1999. The percentage increase was primarily due to the lower than planned sales volume in the Communications and Consulting business segments. The Company budgeted for, staffed and built the infrastructure to support higher revenue levels which did not materialize during the fiscal year.

    The Company has begun to take significant cost saving measures within the Consulting segment. On March 9, 2000, approximately 180 consultants and sales positions were eliminated. The eliminated jobs represented about 25% of the total workforce of Norstan Consulting. These actions were taken to bring the Company's consultant utilization rate back in line with industry averages and reduce excess capacity, particularly in practice areas that are less in demand. The Company is refining its skill base in order to focus on and facilitate future growth in customer care solutions with an emphasis on e-business and enterprise relationship management. In conjunction with the workforce reduction, the Company also addressed non-personnel related spending in both the Consulting and Communications business segments. The combined effect of these actions is expected to produce estimated annual savings of up to $30 million.

    Restructuring Charges.  During the second quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $2.0 million related to its Consulting business. The emphasis of the restructuring was to consolidate branch offices and reduce certain general and administrative costs. Norstan Consulting has transitioned to a project-based business model in which the physical presence of geographic branches becomes far less important than the ability to move skilled consulting resources to customer engagements. The $2.0 million charge consisted of noncancelable lease obligations for branch offices to be closed ($1.0 million), software and other asset write-offs ($800,000), and severance costs ($200,000).

    Writedown of Goodwill.  During the fourth quarter of fiscal year 2000, the Company recorded a charge of $32.2 million to write down goodwill created in connection with its consulting business acquisitions, principally as a result of significant operating losses and negative cash flows incurred in the Consulting business segment during fiscal 2000.

    Interest Expense.  Interest expense was $6.3 million for fiscal year 2000 as compared to $4.9 million for fiscal year 1999. Interest expense is incurred primarily in connection with the Company's revolving credit line used for working capital purposes. Average month-end borrowings outstanding under the Company's revolving long-term credit agreements were $74.0 million for fiscal year 2000 and $64.9 million for fiscal year 1999. Weighted average interest rates under the Company's revolving long-term credit agreements were 7.1% for fiscal year 2000 as compared to 6.5% for fiscal year 1999.

    Other Income (Expense), net.  In October 1999, the Company sold its web-based consumer education business to TechSkills.com (formerly AmeriTrain) of Milwaukee, Wisconsin. Terms of the sale called for the transfer of four training sites and 32 instructors and other education services staff to TechSkills.com. The total sale price was approximately $2.6 million, with a $734,000 gain recorded in fiscal year 2000.

    Income Taxes.  The Company's effective income tax rate was 20.0% for fiscal year 2000 and 43.5% for fiscal year 1999. The Company's effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization, as well as the impact of the fiscal 2000 goodwill writedown discussed previously.

    Net Income (Loss).  A net loss of $68.9 million or $6.37 per basic and diluted share was incurred in fiscal year 2000, as compared to net income of $5.9 million or $0.56 per diluted share in fiscal year 1999. The net loss before the writedown of goodwill for the year ended April 30, 2000 was $43.0 million or $3.98 per share.

Fiscal 1999 Compared to Fiscal 1998

    Revenues.  Total revenues increased 5.8% to $482.7 million in fiscal year 1999 from $456.4 million in fiscal year 1998.

    Revenues from Communications decreased 6.9% to $359.4 million in fiscal year 1999 from $385.9 million in fiscal year 1998. The decrease was primarily attributable to decreased sales volume in the Siemens PBX, call center, and conferencing product lines which resulted from distractions in the overall marketing and sales effort during the significant third quarter restructuring actions. These decreases were some what offset by an increase in Network Services revenue and maintenance service contract revenue of 25% and 6%, respectively.

    Revenues from Consulting increased 83.1% to $115.3 million in fiscal year 1999 from $63.0 million in fiscal year 1998. This increase was the result of growth in Norstan Consulting's revenues including (i) internal revenue growth of 22%, (ii) inclusion of a full year results from PRIMA Consulting, which was acquired in September of 1997, (iii) inclusion of Wordlink, Inc. results since June of 1998, and (iv) inclusion of Connaissance Consulting results.

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

    Gross margin as a percent of revenues for Communications was 27.8% for fiscal year 1999 as compared to 26.6% for fiscal year 1998. Within Communications, Network Services' increase in gross margin more than offset a decrease in Communications Solutions' product gross margin. Communication Services' gross margin was relatively flat year-to-year.

    Gross margin as a percent of revenues for Consulting was 34.8% for fiscal year 1999 as compared to 33.9% for fiscal year 1998. The improved margin was primarily a result of Norstan Consulting's increased billing rates and utilization of consultants and a decreased emphasis on lower margin IT consulting as well as the inclusion of Connaissance Consulting.

    Gross margin as a percent of revenues for Financial Services was 62.7% for fiscal year 1999 as compared to 67.2% for fiscal year 1998.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 24.1% to $128.7 million in fiscal year 1999 from $103.7 million in fiscal year 1998. As a percent of revenues, selling, general and administrative expenses increased to 26.7% for fiscal year 1999, as compared to 22.7% for fiscal year 1998. This increase was primarily the result of fiscal 1999 investments in the Consulting business segment, including the opening of five new consulting branch locations and the startup of Connaissance Consulting.

    Restructuring Charges.  During the third quarter of fiscal year 1999, Norstan recorded a restructuring charge of $1.5 million relating to a workforce reduction. This resource reduction in the Communications business was made to bring the Company's expense structure in line with anticipated growth. The restructuring charge related to the costs of severance and other employment termination benefits.

    Interest Expense.  Interest expense was $4.9 million for fiscal year 1999 as compared to $3.9 million for fiscal year 1998. This increase was primarily the result of higher borrowing levels in fiscal year 1999 due to the additional investments in the Consulting business, including the operations of PRIMA Consulting and Connaissance Consulting, as well as for working capital purposes. Average month-end borrowings outstanding under the Company's revolving long-term credit agreements were $64.9 million for fiscal year 1999 and $46.7 million for fiscal year 1998. Weighted average interest rates under the Company's revolving long-term credit agreements were 6.5% for fiscal year 1999 as compared to 7.0% for fiscal year 1998.

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

Unaudited Quarterly Results

    The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two year period ending April 30, 2000. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues and operating income occurring during the fourth quarter of the fiscal year.

	For the Quarters Ended
	April 30, 2000	January 29, 2000	October 30, 1999	July 31, 1999	April 30, 1999	January 30, 1999	October 31, 1998	August 1, 1998
Revenues:
Communications	$77,120	$74,170	$86,073	$84,950	$96,444	$80,612	$94,166	$88,184
Consulting	14,554	15,767	27,987	28,996	31,606	29,009	28,813	25,912
Financial Services	2,235	2,227	2,184	2,258	2,247	1,888	2,074	1,754

Total Revenues	93,909	92,164	116,244	116,204	130,297	111,509	125,053	115,850
Cost of Sales	76,348	73,561	91,030	79,850	88,811	84,463	85,009	79,387

Gross Margin	17,561	18,603	25,214	36,354	41,486	27,046	40,044	36,463
SG&A Expenses	39,304	33,967	37,720	32,833	34,836	30,399	32,593	30,837
Restructuring Charges	—	—	1,969	—	—	1,522	—	—
Writedown of Goodwill	32,244	—	—	—	—	—	—	—

Operating Income (Loss)	(53,987)	(15,364)	(14,475)	3,521	6,650	(4,875)	7,451	5,626
Interest Expense	(1,688)	(1,754)	(1,390)	(1,426)	(1,465)	(1,169)	(1,163)	(1,089)
Other Income (Expense), net	104	300	597	(462)	146	(110)	243	181

Income (Loss) Before Income Taxes	(55,571)	(16,818)	(15,268)	1,633	5,331	(6,154)	6,531	4,718
Income Tax (Benefit) Provision	(9,728)	(5,046)	(3,053)	751	2,320	(2,676)	2,840	2,052

Net Income (Loss)	$(45,843)	$(11,772)	$(12,215)	$882	$3,011	$(3,478)	$3,691	$2,666

Net Income (Loss) Per Share—Diluted	$(4.19)	$(1.08)	$(1.13)	$0.08	$0.28	$(0.33)	$0.35	$0.26

Liquidity and Capital Resources

    Cash Flows.  Net cash provided by operating activities was $17.9 million, $6.4 million and $5.5 million for fiscal 2000, 1999 and 1998, respectively. Net cash of $15.8 million was used for investing activities in fiscal 2000, which was a decrease from fiscal 1999 and 1998 levels of $38.5 million and $44.9 million, respectively. This lower level of cash used for investing activities in fiscal year 2000 compared to fiscal 1999 and 1998 was mainly due to decreased investments in property and equipment. Financing activities utilized $2.9 million in cash in fiscal 2000 as compared to providing cash of $31.1 million in fiscal 1999 and $36.1 million in fiscal 1998.

    Capital Expenditures.  The Company used $11.0 million for capital expenditures during fiscal year 2000 as compared to $26.8 million in fiscal year 1999 and $19.9 million in fiscal year 1998. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software and computer equipment.

    Investment in Lease Contracts.  The Company continues to make a significant investment in lease contracts with its customers. The additional investment made in lease contracts in fiscal year 2000 totaled $32.5 million as compared to $35.6 million in fiscal 1999 and $28.0 million in fiscal 1998. Net lease receivables increased to $67.7 million at April 30, 2000 from $63.0 million at April 30, 1999. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $44.8 million at April 30, 2000 as compared to $54.2 million at April 30, 1999. Interest rates on these credit agreements at April 30, 2000 ranged from 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

    Capital Resources.  As of June 30, 2000, the Company had a $90.0 million revolving credit agreement with certain banks. Sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement bear interest at rates based on the banks' reference rate, as well as LIBOR or CD based options. Interest rates on borrowings outstanding as of April 30, 2000 ranged from 7.1% to 10.3%. Total consolidated borrowings under this agreement at April 30, 2000 and April 30, 1999 were $66.8 million and $60.2 million, respectively. There were no borrowings on account of the Company's leasing activities at April 30, 2000 and 1999. Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios.

    As of April 30, 2000, the Company was in violation of certain covenants under this credit agreement. The Company has been provided a temporary forbearance period until September 25, 2000 with respect to these covenant violations. In addition, borrowing capacity has been reduced to $78.0 million as of July 31, 2000. Additional financial reporting and collateral are also required. The Company expects to repay borrowings under this agreement with anticipated proceeds from the new financing arrangements discussed below.

    On August 14, 2000, the Company received a letter of commitment from a new banking group for funding of up to $80.0 million. The commitment includes $50.0 million available under a revolving credit agreement (subject to borrowing base limitations related to eligible accounts receivable, inventories and lease receivables) and $30.0 million in the form of a term note. Under this credit facility, the first $10.0 million borrowed under the revolving line will bear interest at 2.25% above the banks' reference rate. Additional revolver borrowings in excess of $10.0 million will bear interest at between 1.0% and 1.5% above the banks' reference rate depending on the Company's EBITDA for applicable periods. The rate of interest charged on the term loan will be 6.0% above the greater of 9.0% and the banks' reference rate. The revolving credit agreement will be effective through the third anniversary of the agreements' initial closing date. The term note will mature on the first anniversary of the initial closing date. Under the agreement, the Company will be required to comply with various financial and other covenants.

    Management of the Company believes that a combination of cash expected to be generated from operations, and borrowing capacity available under the new financing arrangements discussed above will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2001.

Acquisitions

    On June 19, 1998, the Company acquired Wordlink, Inc. (Wordlink) in a transaction accounted for under the pooling-of-interests method. Wordlink delivers network integration, groupware messaging, Internet/ intranet/e-commerce and education solutions to customers operating in a multi-vendor network environment. The merger agreement provided for the conversion of all shares of Wordlink common stock and all vested Wordlink stock options issued and outstanding into 420,539 shares of Norstan common stock valued at approximately $10.3 million. All outstanding Wordlink unvested stock options were converted into the equivalent value of Norstan stock options. Wordlink's shareholders' equity and operating results were not material in relation to the Company's financial statements. As such, the Company has recorded the combination without restating prior periods' consolidated statements of operations to reflect the pooling-of-interests combination.

    On September 30, 1997, the Company acquired PRIMA Consulting (PRIMA) in a transaction accounted for under the purchase method. PRIMA provides IT consulting services, including information systems planning and development, consulting and programming services for collaborative computing solutions, and ERP integration services. The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Common Stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets.

    On June 4, 1996, the Company acquired Connect Computer Company (Connect) in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, Internets and intranets, client/server applications and workgroup computing. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Common Stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company paid $4.0 million in contingent consideration over a three-year period ending April 30, 1999. This transaction resulted in the recording of $18.4 million in goodwill and other intangible assets.

Impact of Year 2000

    The Company experienced no significant system problems at the beginning of calendar 2000. In addition, the Company is not aware of any material problems experienced by its suppliers and business partners. The Company believed it adequately addressed the Year 2000 issue related to its internal systems and that it did not have a material impact on its business, financial condition or its results of operations.

    During the third quarter of fiscal 2000, the Company completed an assessment of its systems hardware and software, completed testing of its critical systems to verify date-handling functionality, and made all necessary modifications. This comprehensive Year 2000 initiative cost the Company approximately $2.0 million. The Company continues to monitor its systems' performance, and does not anticipate future issues related to Year 2000 matters.

Forward-Looking Statements

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, Year 2000 compliance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the IT and telecommunications industries; the Company's business in Canada; stability of foreign governments; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors. Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

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

    The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company's foreign installment contracts at April 30, 2000 would not materially affect the Company's consolidated financial position, results of operations or cash flows.

    The Company's current unsecured revolving long-term credit agreement carries interest rate risk that is generally related to either the banks' reference rate, LIBOR or CD rates or commercial paper based options. If any of those rates or options were to change while the Company was borrowing under the agreement, interest expense would increase or decrease accordingly. As of April 30, 2000, total consolidated borrowings under this agreement were $66.8 million.

    The Company has no earnings or cash flow exposure due to market risks on its discounted lease rentals or its capital lease and other long-term debt obligations as a result of the fixed-rate nature of the lease rentals, capital leases and obligations. However, interest rate changes would affect the fair market value of the lease rentals, capital leases and debt. At April 30, 2000, the Company had fixed rate lease rentals of $44.8 million and capital lease and other long-term debt obligations of $1.8 million.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Norstan, Inc.:

    We have audited the accompanying consolidated balance sheets of Norstan, Inc. (a Minnesota corporation) and Subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norstan, Inc. and Subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
June 16, 2000
(except for certain matters discussed in Note 6, as to which the date is August 15, 2000)

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended April 30,
	2000	1999	1998
REVENUES
Communications	$322,313	$359,406	$385,921
Consulting	87,304	115,340	63,001
Financial Services	8,904	7,963	7,443

Total Revenues	418,521	482,709	456,365

COST OF SALES
Communications	252,454	259,550	283,319
Consulting	65,623	75,150	41,654
Financial Services	2,712	2,970	2,443

Total Cost of Sales	320,789	337,670	327,416

GROSS MARGIN
Communications	69,859	99,856	102,602
Consulting	21,681	40,190	21,347
Financial Services	6,192	4,993	5,000

Total Gross Margin	97,732	145,039	128,949
Selling, general and administrative expenses	143,824	128,665	103,709
Restructuring charges (Note 4)	1,969	1,522	14,667
Writedown of goodwill (Note 4)	32,244	—	—

OPERATING INCOME (LOSS)	(80,305)	14,852	10,573
Interest expense	(6,258)	(4,886)	(3,909)
Other income (expense), net	538	460	(18)

INCOME (LOSS) BEFORE INCOME TAXES	(86,025)	10,426	6,646
Income tax (benefit) provision	(17,076)	4,536	2,791

NET INCOME (LOSS)	$(68,949)	$5,890	$3,855

NET INCOME (LOSS) PER SHARE:
BASIC	$(6.37)	$0.56	$0.40

DILUTED	$(6.37)	$0.56	$0.39

WEIGHTED AVERAGE SHARES:
BASIC	10,818	10,473	9,719

DILUTED	10,818	10,537	9,917

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	As of April 30,
	2000	1999
ASSETS
CURRENT ASSETS
Cash	$29	$867
Accounts receivable, net of allowances for doubtful accounts of $5,628 and $1,437	74,106	97,446
Lease receivables	25,859	23,299
Inventories	12,799	16,846
Costs and estimated earnings in excess of billings of $14,986 and $18,508	15,252	24,389
Deferred income taxes	7,468	1,516
Prepaid expenses, deposits and other	11,819	11,500

Total Current Assets	147,332	175,863

PROPERTY AND EQUIPMENT
Machinery and equipment	104,070	97,385
Less—accumulated depreciation and amortization	(61,886)	(47,656)

Net Property and Equipment	42,184	49,729

OTHER ASSETS
Goodwill, net of accumulated amortization of $533 and $11,033	4,462	39,994
Lease receivables, net of current portion	41,874	39,736
Deferred income taxes	3,320	—
Other assets	4,421	3,194

Total Other Assets	54,077	82,924

	$243,593	$308,516

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,194	$3,004
Current maturities of discounted lease rentals	20,550	21,550
Accounts payable	32,463	28,394
Deferred revenue	20,696	20,967
Accrued liabilities:
Salaries and wages	8,332	7,950
Warranty costs	1,790	1,795
Other liabilities	6,850	5,046
Billings in excess of costs and estimated earnings of $20,624 and $10,858	15,635	8,918

Total Current Liabilities	107,510	97,624
LONG-TERM DEBT, net of current maturities	67,445	61,411
DISCOUNTED LEASE RENTALS, net of current maturities	24,285	32,604
OTHER LIABILITIES	1,864	—
DEFERRED INCOME TAXES	—	7,542

COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY
Common stock—$.10 par value; 40,000,000 authorized shares; 11,239,113 and 10,763,726 shares issued and outstanding	1,124	1,076
Capital in excess of par value	53,520	51,420
Retained earnings (deficit)	(8,682)	60,264
Unamortized cost of stock	(1,707)	(1,805)
Accumulated other comprehensive income (loss)	(1,766)	(1,620)

Total Shareholders' Equity	42,489	109,335

	$243,593	$308,516

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

		Common Stock
	Comprehensive Income (Loss)	Shares Outstanding	Amount	Capital in Excess of Par Value	Retained Earnings (Deficit)	Unamortized Cost of Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, April 30, 1997		9,387	$939	$34,556	$50,192	$(142)	$(1,175)	$84,370
Net income	$3,855	—	—	—	3,855	—	—	3,855
Stock issued for employee benefit plans		258	25	3,892	1	(499)	—	3,419
Stock issued for acquisition		319	32	6,293	—	—	—	6,325
Foreign currency translation adjustments	(298)	—	—	—	—	—	(298)	(298)

Comprehensive income	$3,557

Balance, April 30, 1998		9,964	$996	$44,741	$54,048	$(641)	$(1,473)	$97,671
Net income	$5,890	—	—	—	5,890	—	—	5,890
Stock issued for employee benefit plans		379	38	6,607	—	(1,164)	—	5,481
Stock issued for acquisition		421	42	72	326	—	—	440
Foreign currency translation adjustments	(147)	—	—	—	—	—	(147)	(147)

Comprehensive income	$5,743

Balance, April 30, 1999		10,764	$1,076	$51,420	$60,264	$(1,805)	$(1,620)	$109,335
Net loss	$(68,949)	—	—	—	(68,949)	—	—	(68,949)
Stock issued for employee benefit plans		475	48	2,100	3	98	—	2,249
Foreign currency translation adjustments	(146)	—	—	—	—	—	(146)	(146)

Comprehensive loss	$(69,095)

Balance, April 30, 2000		11,239	$1,124	$53,520	$(8,682)	$(1,707)	$(1,766)	$42,489

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended April 30,
	2000	1999	1998
OPERATING ACTIVITIES
Net income (loss)	$(68,949)	$5,890	$3,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Restructuring charges	1,969	1,522	14,667
Restructuring costs paid	(2,029)	(4,469)	—
Depreciation and amortization	22,609	20,514	21,115
Writedown of goodwill	32,244	—	—
Deferred income taxes	(16,822)	2,871	1,944
Changes in operating items, net of acquisition effects:
Accounts receivable	23,238	1,851	(18,803)
Inventories	4,023	(6,672)	(2,397)
Costs and estimated earnings in excess of billings	9,076	(5,272)	(7,584)
Prepaid expenses, deposits and other	(1,454)	(4,338)	498
Accounts payable	4,094	3,808	(745)
Deferred revenue	(245)	612	1,291
Accrued liabilities	2,257	(10,705)	(5,823)
Income taxes payable/receivable	1,104	1,330	(6,136)
Billings in excess of costs and estimated earnings	6,739	(515)	3,665

Net cash provided by operating activities	17,854	6,427	5,547

INVESTING ACTIVITIES
Additions to property and equipment, net	(11,011)	(26,760)	(19,873)
Cash paid for acquisitions, net of cash acquired	—	—	(20,450)
Investment in lease contracts	(32,462)	(35,569)	(28,049)
Collections from lease contracts	27,707	26,234	23,589
Other, net	(25)	(2,423)	(124)

Net cash used for investing activities	(15,791)	(38,518)	(44,907)

FINANCING ACTIVITIES
Repayment of debt assumed in acquisition	—	(1,267)	(2,013)
Borrowings on long-term debt	252,860	282,380	290,181
Repayments of long-term debt	(248,453)	(273,479)	(253,102)
Borrowings on discounted lease rentals	12,190	36,773	13,472
Repayments of discounted lease rentals	(21,492)	(18,249)	(15,717)
Proceeds from sale of common stock	1,986	4,936	3,253

Net cash (used for) provided by financing activities	(2,909)	31,094	36,074

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	(5)	8

NET DECREASE IN CASH	(838)	(1,002)	(3,278)
CASH, BEGINNING OF YEAR	867	1,869	5,147

CASH, END OF YEAR	$29	$867	$1,869

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Business:

    Norstan is a single-source provider of leading-edge technology solutions and world-class technology services including converged voice and data infrastructure, information technology, networking, internet conferencing, communication solutions and e-business solutions to more than 18,000 business clients worldwide. Norstan, Inc. ("Norstan" or the "Company") manages the operations of its subsidiaries, Norstan Communications, Inc. ("NCI"), Norstan Canada, Ltd. ("NCDA"), Norstan Consulting, Inc. ("NCON") Connaissance Consulting, LLC ("Connaissance"), Norstan Financial Services, Inc. ("NFS"), Norstan Network Services, Inc. ("NNS"), Norstan International, Inc. ("NII"), and Norstan-UK Limited ("NUK"). The Company is headquartered in Minnetonka, Minnesota, with sales and service offices in 59 locations in the United States and Canada. The Company provides IT consulting and communication services, communications and technology products and competitive financing through its three operating units, Communications, Consulting and Financial Services. Through strategic partnerships and acquisitions, the Company has become a single-source provider of a wide range of communication and IT solutions that enable its customers to compete and succeed in the global marketplace.

Note 2—Summary of Significant Accounting Policies:

Principles of Consolidation:

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory reserves, depreciable lives of property and equipment, warranty reserves and others. Ultimate results could differ from those estimates.

Revenue Recognition:

    Within the Communications business unit, Communication Solutions' revenues from the sale and installation of products and systems are recognized under the percentage-of-completion method of accounting for long-term contracts, while revenues generated from the secondary equipment market are recognized upon performance of contractual obligations, which is generally upon installation or shipment. Communication Services' revenues from maintenance service contracts, moves, adds, and changes, resale of long distance services, and network integration services, are recognized as the services are provided. Revenues from Consulting services are recognized as services are provided. Financial Services' revenues are recognized over the life of the related lease receivables using the effective interest method. In addition, Norstan grants credit to customers and generally does not require collateral or any other security to support amounts due, other than equipment originally leased.

Fair Value of Financial Instruments:

    Fair values of financial instruments, including long-term obligations, lease receivables and trade receivables, were estimated at their carrying values at April 30, 2000 and 1999.

Inventories:

    Inventories include purchased parts and equipment and are stated at the lower of cost, determined on a first-in, first-out basis, or realizable market value.

Property and Equipment:

    Property and equipment are stated at cost and include expenditures that increase the useful lives of existing property and equipment. Maintenance, repairs and minor renewals are charged to operations as incurred. Generally, when property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations. Machinery and equipment is depreciated over the estimated useful lives of two to ten years under the straight-line method for financial reporting purposes. Accelerated methods of depreciation are used for income tax reporting. In the event that facts and circumstances indicate that the carrying amount of property may not be recoverable, an evaluation would be performed using such factors as recent operating results, projected cash flows and management's plans for future operations.

Goodwill:

    Goodwill is being amortized on a straight-line basis over 15-20 years. The Company periodically evaluates whether events or circumstances have occurred that may indicate that the remaining estimated useful lives may warrant revision or that the remaining goodwill balance may not be fully recoverable. In the event that factors indicate that the goodwill in question should be evaluated for possible impairment, a determination of the overall recoverability would be made. See Note 4 for discussion regarding the fiscal year 2000 writedown of goodwill related to the Consulting operations.

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

Earnings Per Share Data:

    The Company reports net income (loss) per share pursuant to the requirements of the Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires presentation of basic and diluted earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options and other securities using the treasury stock method.

    A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):

	Years Ended April 30,
	2000	1999	1998
Net income (loss)	$(68,949)	$5,890	$3,855

Weighted average common shares outstanding—Basic	10,818	10,473	9,719
Effect of dilutive securities:
Stock option plans	—	64	196
Employee stock purchase plan	—	—	2

Weighted average common shares outstanding—Diluted	10,818	10,537	9,917

Net income (loss) per share:
Basic	$(6.37)	$0.56	$0.40

Diluted	$(6.37)	$0.56	$0.39

Comprehensive Income:

    The Company reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting of comprehensive income and its components. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity.

Supplemental Cash Flow Information:

    Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended April 30,
	2000	1999	1998
Cash paid for:
Interest	$8,073	$7,910	$6,457
Income taxes	$1,483	$1,641	$5,545
Non-cash investing and financing activities:
Stock issued for acquisitions	$—	$114	$6,325
Earnout and noncompete agreements related to acquisitions	$—	$—	$2,333

Recently Issued Accounting Standards:

    Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133" to require adoption at the beginning of the Company's fiscal year ending April 30, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative's fair value recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for the Company's fiscal quarter ending April 30, 2001. SAB No. 101 is not expected to have a material effect on the Company's financial position or results of operations.

Note 3—Acquisitions:

    On June 4, 1996, the Company acquired Connect Computer Company (Connect) in a transaction accounted for under the purchase method. Connect is a provider of consulting, design and implementation services for local and wide area networks, Internets and intranets, client/server applications and workgroup computing. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Norstan common stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company paid $4.0 million in contingent consideration over a three-year period ending April 30, 1999. This transaction resulted in the recording of $18.4 million in goodwill and other intangible assets (see Note 4).

    On September 30, 1997, the Company acquired PRIMA Consulting (PRIMA) in a transaction accounted for under the purchase method. PRIMA provides IT consulting services, including information systems planning and development, consulting and programming services for collaborative computing solutions and ERP integration services. The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Norstan common stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets (see Note 4).

    Pro forma information to reflect the operations of Connect and PRIMA in the years of acquisition have not been disclosed as such information was not materially different from the Company's reported results.

    On June 19, 1998, the Company acquired Wordlink, Inc. (Wordlink) in a transaction accounted for under the pooling-of-interests method. Wordlink delivers network integration, groupware messaging, Internet/ intranet/e-commerce and education solutions to business clients operating in a multi-vendor network environment. The merger agreement called for all shares of Wordlink common stock and all vested stock options issued and outstanding to be converted into 420,539 shares of Norstan common stock valued at approximately $10.3 million. All outstanding Wordlink unvested stock options were converted into the equivalent value of Norstan stock options. Wordlink's shareholders' equity and operating results were not material in relation to the Company's financial statements. As such, the Company recorded the combination without restating prior periods' financial statements.

Note 4—Restructuring Charges and Goodwill Writedown:

Restructuring Charges:

    During the second quarter of fiscal year 2000, the Company recorded a restructuring charge of approximately $2.0 million related to its IT consulting business. The emphasis of the restructuring is to consolidate branch offices and reduce certain general and administrative costs. Norstan Consulting is transitioning to a project-based business model in which the physical presence of geographic branches becomes far less important than the ability to move skilled consulting resources to customer engagements. The charge consisted of noncancelable lease obligations for branch offices which were closed ($1.0 million), software and other asset write-offs ($800,000), and severance costs ($200,000).

    During fiscal year 1999, the Company recorded a restructuring charge of $1.5 million relating to a workforce reduction. This resource reduction in the communications business was made to bring the Company's expense structure in line with anticipated growth. The restructuring charge related to the costs of severance and other employment termination benefits.

    During fiscal year 1998, the Company recorded a restructuring charge of $14.7 million. Restructuring efforts focused primarily on the following: (i) the consolidation of seven semi-autonomous geographic sales and service organizations into a single, more focused sales and operations organization; (ii) the consolidation of 36 warehouses and parts locations into three strategically located distribution centers; and (iii) the reorganization and integration of the IT consulting services operations. The restructuring charge related primarily to the write-down of certain assets to their fair market values ($12.2 million), severance and employee benefit costs ($1.2 million), and lease termination costs ($1.3 million).

    During fiscal year 2000 and 1999, payments totaling $2.0 million and $4.5 million were charged against the restructuring reserves which were established as part of the above-described restructuring charges. At April 30, 2000, a reserve of approximately $637,000 remained for future payments to be made related to the most recent restructuring charge.

Goodwill Writedown:

    In the fourth quarter of fiscal 2000, the Company recorded a charge of $32.2 million, or $2.38 per diluted share, for the write-down of goodwill related to the 1996 purchase of Connect Computer Company and the 1997 purchase of PRIMA Consulting. Yearly amortization of such goodwill was approximately $2.7 million.

    This writedown resulted from management's consideration of factors related to the recent performance of the Consulting segment including operating losses and negative cash flows. Based on these considerations, the Company updated its operating and cash flow projections for the consulting business. An analysis of the projected undiscounted future cash flows indicated that future recoverability of goodwill related to the Consulting operations was uncertain. Accordingly, an impairment charge was recorded.

Note 5—Lease Receivables:

    The Company has financed customer equipment purchases in the amounts of $32.5 million, $35.6 million, and $28.0 million during the fiscal years ended April 30, 2000, 1999 and 1998, respectively. Leases are primarily accounted for as sales-type leases for financial reporting purposes.

    The components of lease receivables outstanding are summarized as follows (in thousands):

	As of April 30,
	2000	1999
Gross lease receivables	$75,794	$67,723
Residual values	9,202	8,060
Less:
Unearned income	(15,852)	(11,387)
Allowance for financing losses	(1,411)	(1,361)

Total lease receivables—net	67,733	63,035
Less—current maturities	(25,859)	(23,299)

Long-term lease receivables	$41,874	$39,736

    The aggregate amount of gross lease receivables maturing in each of the five years following April 30, 2000 is as follows (in thousands):

Years Ending April 30,	Amount
2001	$32,264
2002	22,297
2003	11,311
2004	5,634
2005 and thereafter	4,288

$75,794

Note 6—Debt Obligations:

Long-Term Debt:

    Long-term debt consists of the following (in thousands):

	As of April 30,
	2000	1999
Bank financing:
Revolving credit agreement	$3,400	$780
Certificates of deposit and commercial paper	63,400	59,410
Capital lease obligations and other long-term debt	1,839	4,225

Total long-term debt	68,639	64,415
Less—current maturities	(1,194)	(3,004)

	$67,445	$61,411

Bank Financing:

    As of June 30, 2000, the Company had a $90.0 million revolving credit agreement with certain banks. Sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement bear interest at rates based on the banks' reference rate, as well as LIBOR or CD based options. Interest rates on borrowings outstanding as of April 30, 2000 ranged from 7.1% to 10.3%. Total consolidated borrowings under this agreement at April 30, 2000 and April 30, 1999 were $66.8 million and $60.2 million, respectively. There were no borrowings on account of the Company's leasing activities at April 30, 2000 and 1999. Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios.

    As of April 30, 2000, the Company was in violation of certain covenants under this credit agreement. The Company has been provided a temporary forbearance period until September 25, 2000 with respect to these covenant violations. In addition, borrowing capacity has been reduced to $78.0 million as of July 31, 2000. Additional financial reporting and collateral are also required. The Company expects to repay borrowings under this agreement with anticipated proceeds from the new financing arrangements discussed below.

    On August 14, 2000, the Company received a letter of commitment from a new banking group for funding of up to $80.0 million. The commitment includes $50.0 million available under a revolving credit agreement (subject to borrowing base limitations related to eligible accounts receivable, inventories and lease receivables) and $30 million in the form of a term note. Under this credit facility, the first $10.0 million borrowed under the revolving line will bear interest at 2.25% above the banks' reference rate. Additional revolver borrowings in excess of $10.0 million will bear interest at between 1.0% and 1.5% above the banks' reference rate depending on the Company's EBITDA for applicable periods. The rate of interest charged on the term loan will be 6.0% above the greater of 9.0% and the banks' reference rate. The revolving credit agreement will be effective through the third anniversary of the agreements' initial closing date. The term note will mature on the first anniversary of the initial closing date. Under the agreement, the Company will be required to comply with various financial and other covenants.

Short-Term Borrowings:

    In addition to borrowing funds under its revolving credit agreement, the Company periodically borrows funds from banks on a short-term basis for working capital purposes. There were no short-term borrowings during fiscal 2000 and 1999.

Note 7—Discounted Lease Rentals:

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

    Discounted lease rentals consisted of the following (in thousands):

	As of April 30,
	2000	1999
Total discounted lease rentals	$44,835	$54,154
Less—current maturities	(20,550)	(21,550)

	$24,285	$32,604

    Aggregate maturities of discounted lease rentals as of April 30, 2000 are as follows (in thousands):

Years Ending April 30,	Amount
2001	$20,550
2002	12,610
2003	6,374
2004	3,156
2005 and thereafter	2,145

$44,835

Note 8—Income Taxes:

    The domestic and foreign components of income (loss) before the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended April 30,
	2000	1999	1998
Domestic	$(81,312)	$10,850	$5,914
Foreign	(4,713)	(424)	732

	$(86,025)	$10,426	$6,646

    The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended April 30,
	2000	1999	1998
Current
Domestic	$(254)	$2,865	$410
Foreign	—	(1,200)	437

	(254)	1,665	847
Deferred
Domestic	(16,020)	2,201	2,840
Foreign	(802)	670	(896)

	(16,822)	2,871	1,944

Provision (benefit) for income taxes	$(17,076)	$4,536	$2,791

    The differences between the effective tax rate and income taxes computed using the federal statutory rate were as follows:

	Years Ended April 30,
	2000	1999	1998
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.0	5.0	5.0
Goodwill and other, net	(20.0)	3.5	2.0

	20.0%	43.5%	42.0%

    The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of April 30 (in thousands):

	2000	1999
Accelerated depreciation	$(49,652)	$(43,124)
Capital and operating leases	41,268	34,738
Long-term contract costs	755	(1,213)
Inventory and warranty reserves	2,231	713
Allowance for doubtful accounts	2,887	1,111
Vacation reserves	120	541
Self insurance reserve	663	518
Net operating loss carryforwards	11,042	—
Other, net	1,474	690

Net deferred taxes	$10,788	$(6,026)

    Realization of the net deferred tax asset is dependent on the Company's ability to generate sufficient future taxable income. Although realization is not assured, the Company believes that it is more likely than not that the recorded asset will be realized.

Note 9—Stock Options and Stock Plans:

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

    The Norstan, Inc. 1995 Long-Term Incentive Plan ("1995 Plan") permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock, providing for a maximum of 2,400,000 shares to be granted as performance awards and other stock-based awards. Stock options are granted at a price equal to the market price on the date of grant, are generally exercisable at 33% per year and expire after ten years. At April 30, 2000, 679,029 shares were available for future grants.

    The Restated Non-Employee Directors' Stock Plan ("Directors' Plan") provides for a maximum of 292,000 shares to be granted. As determined by the Board of Directors, options for 20,000 shares are to be granted to each non-employee director of the Company upon election and additional discretionary stock options may be awarded upon board approval. These options are granted at a price equal to the market price on the date of grant, are generally exercisable at 20% to 25% per year and expire after ten years. In addition, the Directors' Plan provides for the payment of an annual retainer to each non-employee director on the date of each annual meeting of shareholders. As of April 30, 2000, 25,240 shares had been issued as annual retainers and 52,260 shares were available for future grant/payment under the Directors' Plan.

    Shares subject to option are summarized as follows:

	1995 Plan		1986 Plan		Directors' Plan
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Balance—April 30, 1997	310,500	$15.01	285,800	$9.49	40,000	$10.06
Options granted	647,000	$17.76	—	—	25,500	$20.06
Options canceled	(104,900)	$15.62	(62,200)	$10.86	—	—
Options exercised	(15,300)	$15.01	(103,400)	$7.00	—	—

Balance—April 30, 1998	837,300	$17.06	120,200	$10.92	65,500	$13.96
Options granted	854,043	$20.57	—	—	5,000	$18.31
Options canceled	(435,966)	$18.97	(33,160)	$11.38	—	—
Options exercised	(36,600)	$14.95	(32,240)	$10.88	—	—

Balance—April 30, 1999	1,218,777	$18.91	54,800	$10.66	70,500	$14.27
Options granted	1,198,400	$7.94	—	—	24,000	$8.10
Options canceled	(1,045,217)	$14.97	(6,000)	$6.88	—	—
Options exercised	(2,300)	$5.62	(4,800)	$4.25	—	—

Balance—April 30, 2000	1,369,660	$12.34	44,000	$11.88	94,500	$12.70

Options exercisable at:
April 30, 1998	57,100	$14.72	46,640	$10.79	39,500	$11.47

April 30, 1999	147,070	$16.75	26,400	$11.19	51,833	$12.76

April 30, 2000	332,668	$14.35	34,000	$11.88	82,500	$11.63

    Additional information regarding options outstanding/exercisable at April 30, 2000 is as follows:

	Number of Options Outstanding	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options Exercisable	Weighted Average Exercise Price
1995 Plan	517,900	$5.62—$6.56	$5.73	9.68 years	105,350	$5.62
	431,350	$7.19—$15.47	$11.86	8.45 years	88,537	$15.02
	420,410	$16.00—$28.25	$20.99	7.75 years	138,781	$20.55

	1,369,660	$5.62—$28.25	$12.34	8.70 years	332,668	$14.35

1986 Plan	44,000	$11.88	$11.88	5.11 years	34,000	$11.88

	44,000	$11.88	$11.88	5.11 years	34,000	$11.88

Directors' Plan	32,000	$7.19—$7.63	$7.47	5.39 years	32,000	$7.47
	32,000	$9.00—$12.50	$11.19	6.89 years	32,000	$11.19
	30,500	$18.31—$20.06	$19.77	7.57 years	18,500	$19.59

	94,500	$7.19—$20.06	$12.70	6.60 years	82,500	$11.63

    The Company has awarded restricted stock grants to selected employees under the 1986 Plan and the 1995 Plan. Recipients of restricted stock awards under these plans were not required to make any payments for the stock or provide consideration other than the rendering of services. Shares of stock awarded under the plans are subject to certain restrictions on transfer and all or part of the shares awarded to an employee may be subject to forfeiture upon the occurrence of certain events, including termination of employment. Through April 30, 2000, 140,706 shares and 486,216 shares have been awarded under the 1986 Plan and the 1995 Plan, respectively. The fair market value of the shares granted under these plans is generally amortized over a three-year period. Amortization of $104,500, $544,200, and $165,800 has been charged to operations in 2000, 1999 and 1998, respectively.

    The Company also had an Employee Stock Purchase Plan (the "1990 Employee Stock Plan") that allowed employees to set aside up to 10% of their earnings for the purchase of shares of the Company's common stock. The 1990 Employee Stock Plan was amended effective July 1998 to allow shares to be purchased quarterly rather than annually at a price equal to 85% of the low market price on the last day of the quarter rather than the last day of the calendar year. During fiscal year 2000, 222,717 shares were issued under this plan. As of January 1, 2000, with the adoption of a successor plan, no additional shares will be issued under the 1990 Employee Stock Plan.

    The Company has an Employee Stock Purchase Plan (the "2000 Employee Stock Plan") that allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company's common stock. Effective January 1, 2000, the 2000 Employee Stock Plan allows for quarterly share purchases at a price equal to the lesser of the closing market price of the Company's stock on the first or last day of each calendar quarter. During fiscal 2000, 71,630 shares were issued under this plan and at April 30, 2000, 328,400 shares were available for future issuance.

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) (in thousands) and net income (loss) per common share would have decreased to the following pro forma amounts:

	Years Ended April 30,
	2000	1999	1998
Net income (loss):
As reported	$(68,949)	$5,890	$3,855
Pro forma	$(69,444)	$3,050	$1,968
Net income (loss) per common share:
As reported
Basic	$(6.37)	$0.56	$0.40
Diluted	$(6.37)	$0.56	$0.39
Pro forma
Basic	$(6.42)	$0.29	$0.20
Diluted	$(6.42)	$0.29	$0.20

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The weighted average fair values of options granted and Employee Stock Plan shares were as follows:

	1995 Plan	1986 Plan	Directors' Plan	Employee Stock Plan
Fiscal 1998 grants	$8.99	N/A	$11.63	$5.54
Fiscal 1999 grants	$9.36	N/A	$7.54	$4.32
Fiscal 2000 grants	$3.77	N/A	$3.91	$2.69

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions used for grants in each fiscal year as follows:

	Years Ended April 30,
	2000	1999	1998
Risk-free interest rate	5.87%	5.00%	6.06%
Expected life of options	7 years	7 years	7 years
Expected life of Employee Stock Plan shares	1 year	1 year	1 year
Expected volatility	44%	37%	36%
Expected dividend yield	N/A	N/A	N/A

Note 10—401(k) Plans:

    The Company has 401(k) profit-sharing plans (the "401(k) Plans") covering substantially all full-time employees. Eligible employees may elect to defer up to 15% of their eligible compensation. The Company may make discretionary matching contributions on a portion of this deferral and/or qualified nonelective contributions to employee accounts. Company contributions to the 401(k) Plans were $2,770,882, $3,582,000, and $1,822,000 for the years ended April 30, 2000, 1999 and 1998, respectively.

Note 11—Commitments and Contingencies:

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

Operating Lease Commitments:

    The Company and its subsidiaries conduct a portion of their operations in leased facilities. Most of the leases require payment of maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Lease expense, as recorded in the accompanying consolidated statements of operations, was $12,890,000, $13,415,000, and $11,494,000 in fiscal years 2000, 1999, and 1998, respectively.

    Future minimum lease payments under noncancelable leases with initial or remaining terms of one year or more were as follows at April 30, 2000 (in thousands):

Years Ending April 30,	Amount
2001	$8,881
2002	7,085
2003	6,121
2004	3,828
2005 and thereafter	13,163

$39,078

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

Note 12—Business Segments and Geographic Areas:

    The Company delivers its products and services through three business units, Communications, Consulting and Financial Services, which accounted for 77.0%, 20.9% and 2.1% of Norstan's fiscal year 2000 revenues, respectively. Communications segment offerings include telephone systems, integrated voice processing, call center technologies, long distance, video/audio/data conferencing solutions, as well as customer support services for communication systems, including maintenance services, systems modifications and managed communication services. Consulting provides e-business solutions including e-commerce consulting services, e-business integration services, knowledge management consulting services, customer relationship management solutions and infrastructure services. Financial Services supports the sales process by providing customized financing alternatives.

    In fiscal year 2000, the Company changed its reportable operating segments to reflect how it evaluates its operating performance and allocates resources. Prior to fiscal year 2000, the Company's reportable segments included Global Services, Communication Solutions and Financial Services. Beginning in fiscal year 2000, the components of the former Global Services segment are now included within the Communications and Consulting segments.

    The Company's disclosures under the requirements of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are as follows:

	Communications	Consulting	Financial Services	Corporate	Total
2000:
Revenue	$322,313	$87,304	$8,904	$—	$418,521
Operating income (loss) (1)(4)	(17,702)	(66,099)	3,496	—	(80,305)
Depreciation an amortization	11,023	6,450	9	5,127	22,609
Identifiable assets	102,311	28,304	65,997	46,981	243,593
Capital expenditures	5,975	2,562	13	2,461	11,011
1999:
Revenue	$359,406	$115,340	$7,963	$—	$482,709
Operating income (loss) (2)	17,034	(5,689)	3,507	—	14,852
Depreciation and amortization	9,376	6,770	14	4,354	20,514
Identifiable assets	115,944	74,411	63,187	54,974	308,516
Capital expenditures	15,629	3,442	—	7,689	26,760
1998:
Revenue	$385,921	$63,001	$7,443	$—	$456,365
Operating income (loss) (3)	9,543	(2,396)	3,426	—	10,573
Depreciation and amortization	11,387	4,434	15	5,279	21,115
Identifiable assets	107,465	63,554	52,616	51,973	275,608
Capital expenditures	11,898	2,115	20	5,840	19,873

(1)
Segment totals include allocation of the fiscal year 2000 restructuring charge of $1,969,000. Operating income of each segment, prior to the allocation of the restructuring charge to each unit, was as follows: Communications—$(17,124,000); Consulting—$(64,708,000); and Financial Services—$3,496,000. (See Note 3).

(2)
Segment totals include allocation of the fiscal year 1999 restructuring charge of $1,522,000. Operating income of each segment, prior to the allocation of the restructuring charge to each unit, was as follows: Communications—$18,453,000; Consulting—$(5,586,000); and Financial Services—$3,507,000. (See Note 3).

(3)
Segment totals include allocation of the fiscal year 1998 restructuring charge of $14,667,000. Operating income of each segment, prior to the allocation of the restructuring charge to each unit, was as follows: Communications—$23,056,000; Consulting—$(1,242,000); and Financial Services—$3,426,000. (See Note 3).

(4)
The operating loss as shown for the Consulting segment includes the fiscal year 2000 goodwill writedown of $32,244,000.

    The following table sets forth the Company's operations and related asset information by geographic area as of and for the years ended April 30 (in thousands):

	2000	1999	1998
Revenues:
United States	$386,897	$445,825	$423,446
Canada	31,624	36,884	32,919

	$418,521	$482,709	$456,365

Net Income (Loss):
United States	$(64,236)	$6,129	$4,679
Canada	(4,713)	(239)	(824)

	$(68,949)	$5,890	$3,855

Assets:
United States	$222,953	$287,316	$258,192
Canada	20,640	21,200	17,416

	$243,593	$308,516	$275,608

    Revenues, net income and assets from other international operations including the European Community are immaterial and as such are not separately listed above. These amounts are included in the US figures as listed.

NORSTAN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
For the year ended April 30, 2000
Allowance for doubtful accounts	$1,437	$7,344	$(3,153)	$5,628

Allowance for financing losses	$1,361	$50	$—	$1,411

Restructuring reserves	$697	$1,969	$(2,029)	$637

For the year ended April 30, 1999
Allowance for doubtful accounts	$1,171	$480	$(214)	$1,437

Allowance for financing losses	$1,645	$—	$(284)	$1,361

Restructuring reserves	$3,644	$1,522	$(4,469)	$697

For the year ended April 30, 1998
Allowance for doubtful accounts	$1,783	$183	$(795)	$1,171

Allowance for financing losses	$1,845	$—	$(200)	$1,645

Restructuring reserves	$—	$14,667	$(11,023)	$3,644

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

    No changes in or disagreements with accountants which required reporting on Form 8-K have occurred within the two-year period ended April 30, 2000.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    Information with respect to the directors and executive officers of the Company, set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16 (a)" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 14, 2000, is incorporated herein by reference.

Item 11. Executive Compensation.

    Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 14, 2000, other than the subsections captioned "Report of the Compensation and Stock Option Committee" and "Performance Graph", is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 14, 2000, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

    Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held September 14, 2000, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
Financial Statements, Financial Statement Schedules and Exhibits.
1.
Financial Statements

  See Index to Consolidated Financial Statements and Financial Statement Schedules on page 21 of this report.

2.
Financial Statement Schedules

  All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in Item 8 or are not applicable. ']

3.
Exhibits

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

Dated: August 15, 2000

NORSTAN, INC. REGISTRANT
By:	/s/ PAUL BASZUCKI Paul Baszucki Chief Executive Officer and Chairman
By:	/s/ RICHARD COHEN Richard Cohen Chief Financial Officer and Vice Chairman (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ PAUL BASZUCKI Paul Baszucki Chairman of the Board	8/15/00
/s/ RICHARD COHEN Richard Cohen Vice-Chairman of the Board	8/15/00
/s/ DR. JAGDISH N. SHETH Dr. Jagdish N. Sheth Director	8/15/00
/s/ CONNIE M. LEVI Connie M. Levi Director	8/15/00
/s/ ALAN M. MENDELSON Alan M. Mendelson Director	8/15/00
/s/ GERALD D. PINT Gerald D. Pint Director	8/15/00
Herbert F. Trader Director
Mercedes Walton Director

EXHIBIT INDEX

Exhibit No.	Description
3(a)	Restated Articles of Incorporation of the Company, as amended [filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended April 30, 1988 and incorporated herein by reference]; Amendments adopted September 9, 1993 and June 20, 1996 [filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]
3(b)	Bylaws of the Company [filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 and Incorporated herein by reference]; Amendments adopted August 8, 1995 [filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendments adopted September 20, 1995, July 30, 1996 and April 9, 1997 [filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
3(c)	Rights Agreement dated May 17, 1988 between Norstan, Inc. and Norwest Bank Minnesota, N.A. [filed as Exhibit 1 to the Company's Registration Statement on Form 8-A and incorporated herein by reference]; Amended and Restated Rights Agreement dated April 1, 1998 [filed as Exhibit 1 to the Company's Registration Statement on Form 8-A/A (Amendment No. 1) dated April 1, 1998 and incorporated herein by reference]; First Amendment to Amended and Restated Rights Agreement dated February 28, 1999 [filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A (Amendment No. 2) dated April 21, 1999 and incorporated herein by reference]
10(a)	Agreement for ROLM Authorized Distributors, effective July 27, 1993, between Norstan Communications, Inc. and ROLM Company [filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 and incorporated herein by reference]
10(b)	Credit Agreement dated as of July 23, 1996, among Norstan, Inc., First Bank National Association, and Harris Trust and Savings Bank and the Sumitomo Bank Limited, Chicago Branch; First Amendment to Credit Agreement dated October 11, 1996 [filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the period ended August 3, 1996 and incorporated herein by reference]
10(c)	Loan and Security Agreement dated April 29, 1993, between Norstan Financial Services, Inc. and Sanwa Business Credit Corporation [filed as Exhibit 10(b) to the Company's Current Report on Form 8-K, dated April 29, 1993 and incorporated herein by reference]; First Amendment dated December 30, 1993 [filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1994 and incorporated herein by reference]
10(d)(1)	1990 Employee Stock Purchase Plan of Norstan, Inc., as amended May 29, 1998 [filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
10(e)(1)	Norstan, Inc. 1986 Long-Term Incentive Plan, as amended [filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993 and incorporated herein by reference]; Amendments adopted August 8, 1995 and July 30, 1996 [filed as Exhibit10(e) to the Company's Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]

10(f)(1)	Norstan, Inc. Restated Non-Employee Directors' Stock Plan, [filed as Exhibit 28.1 to the Company's Registration Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]
10(g)(1)	Norstan, Inc. 1995 Long-Term Incentive Plan [filed as Exhibit 28.1 to the Company's Registration Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]; Amendment adopted July 30, 1996 [filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendment adopted August 16, 1996 [filed as Exhibit 10(g)(1) to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
10(h)(1)	Employment Agreement dated April 7, 1995 between Paul Baszucki and the Company filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended April 30, 1995 and incorporated herein by reference]
10(i)(1)	Consulting Agreement dated September 1, 1998 between Richard Cohen and the Company [filed as Exhibit 10(i)(1) of the Company's Annual Report on Form 10-K for the year ended April 30, 1999 and incorporated herein by reference]
10(j)(1)	Employment Agreement dated April 30, 1997 between David R. Richard and the Company [filed as Exhibit 10(j)(1) to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
10(k)(1)	Agreement and Plan of Merger dated May 24, 1996 among the Company, Connect Computer Company and CCC Acquisition Subsidiary, Inc [filed as Exhibit 2 to the Company's Current Report on Form 8-K dated June 4, 1996 and incorporated herein by reference]
10(k)(2)	Amended and Restated Stock Purchase Agreement dated September 5, 1997 by and among the Company, Vadini, Inc. (d.b.a. PRIMA Consulting) and Michael Vadini [filed as Exhibit 2 to the Company's Current Report on Form 8-K dated October 8, 1997 and incorporated herein by reference]
10(l)(1)	Third Amendment to Credit Agreement, dated as of March 20, 1998, by and among the Company, certain banks as signatories thereto (the "Banks") and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(l)(1) to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
10(l)(2)	Fourth Amendment to Credit Agreement, dated as of July 23, 1998, by and among the Company, certain banks as signatories thereto (the "Banks") and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended August 1, 1998 and incorporated herein by reference]
10(l)(3)	Fifth Amendment to Credit Agreement, dated as of September 28, 1998, by and among the Company, certain banks as signatories thereto (the "Banks") and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10 (a) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1998 and incorporated herein by reference]
10(l)(4)	Sixth Amendment to Credit Agreement, dated as of October 21, 1998, by and among the Company, certain banks as signatories thereto (the "Banks") and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10 (b) to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1998 and incorporated herein by reference]

10(l)(5)	Seventh Amendment to Credit Agreement, dated as of May 31, 1999, by and among the Company, certain banks as signatories thereto (the "Banks") and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(l)(5) to the Company's Annual Report on Form 10-K for the year ended April 30, 1999 and incorporated herein by reference]
10(l)(6)	Eighth Amendment to Credit Agreement, dated as of January 24, 2000, by and among the Company, certain banks as signatories thereto (the "Banks") and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended January 29, 2000 and incorporated herein by reference]
10(l)(7)	Ninth Amendment to Credit Agreement, dated as of April 26, 2000, by and among the Company, certain banks as signatories thereto (the "Banks") and US Bank National Association, as one of the Banks and as agent for the Banks
10(l)(8)	Tenth Amendment to Credit Agreement, dated as of June 30, 2000, by and among the Company, certain banks as signatories thereto (the "Banks") and US Bank National Association, as one of the Banks and as agent for the Banks
10(1)(9)	Eleventh Amendment to Credit Agreement, dated as of July 28, 2000, by and among the Company, certain banks as signatories hereto (the "Banks") and US Bank National Association, as one of the Banks and as agent for the Banks
10(m)	Lease Agreement, dated December 23, 1997, by and between Thomas Edward Limited Partnership and the Company [filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
10(n)	Employment agreement dated December 1, 1999 between Richard Cohen and the Company
23(a)	Consent of Independent Public Accountants
27	Financial Data Schedule

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

QuickLinks

TABLE OF CONTENTS
PART I
BUSINESS
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
PART III
PART IV
SIGNATURES
EXHIBIT INDEX