Form 10-Q
period 2000-07-29
NORSTAN INC
filed 2000-09-12
CIK 72418

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 29, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 0-8141

NORSTAN, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0835746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes /x/  No / /

    On September 5, 2000, there were 11,334,125 shares outstanding of the registrant's common stock, par value $0.10 per share, its only class of equity securities.

PART I. FINANCIAL INFORMATION

ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended
	July 29, 2000	July 31, 1999
REVENUES
Communications	$76,437	$84,950
Consulting	11,861	28,996
Financial Services	2,349	2,258

Total Revenues	90,647	116,204

COST OF SALES
Communications	57,724	60,976
Consulting	9,261	18,176
Financial Services	698	698

Total Cost of Sales	67,683	79,850

GROSS MARGIN
Communications	18,713	23,974
Consulting	2,600	10,820
Financial Services	1,651	1,560

Total Gross Margin	22,964	36,354

Selling, General & Administrative Expenses	28,301	32,833

OPERATING INCOME (LOSS)	(5,337)	3,521
Interest Expense	(2,018)	(1,426)
Other Income (Expense), Net	(185)	(462)

INCOME (LOSS) BEFORE TAXES	(7,540)	1,633
Provision for Income Taxes	—	751

NET INCOME (LOSS)	$(7,540)	$882

NET INCOME (LOSS) PER SHARE—
BASIC	$(0.69)	$0.08

DILUTED	$(0.69)	$0.08

WEIGHTED AVERAGE SHARES—
BASIC	10,916	10,708

DILUTED	10,916	10,726

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	July 29, 2000	April 30, 1999
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,741	$29
Accounts receivable, net of allowances for doubtful accounts of $4,829 and $5,628	66,224	74,106
Lease receivables	23,259	25,859
Inventories	12,559	12,799
Costs and estimated earnings in excess of billings of $18,011 and $14,986	12,642	15,252
Deferred income taxes	7,987	7,468
Prepaid expenses, deposits and other	9,818	11,819

TOTAL CURRENT ASSETS	135,230	147,332

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	105,195	104,070
Less-accumulated depreciation and amortization	(66,108)	(61,886)

NET PROPERTY AND EQUIPMENT	39,087	42,184

OTHER ASSETS
Lease receivables, net of current portion	41,550	41,874
Goodwill, net of accumulated amortization of $6,056 and $5,926	4,340	4,462
Deferred income taxes	3,754	3,320
Other	6,796	4,421

TOTAL OTHER ASSETS	56,440	54,077

TOTAL ASSETS	$230,757	$243,593

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	July 29, 2000	April 30, 2000
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,103	$1,194
Current maturities of discounted lease rentals	20,881	20,550
Accounts payable	28,310	32,463
Deferred revenue	20,973	20,696
Accrued
Salaries and wages	6,534	8,332
Warranty costs	1,791	1,790
Other liabilities	6,394	6,850
Billings in excess of costs and estimated earnings of $19,759 and $20,624	11,528	15,635

TOTAL CURRENT LIABILITIES	98,514	107,510

LONG-TERM DEBT, net of current maturities	72,053	67,445
DISCOUNTED LEASE RENTALS, net of current maturities	22,862	24,285
OTHER LIABILITIES	1,860	1,864

SHAREHOLDERS' EQUITY
Common stock—$.10 par value; 40,000,000 authorized shares; 11,591,550 and 11,239,113 shares issued and outstanding	1,159	1,124
Capital in excess of par value	54,653	53,520
Retained earnings (deficit)	(16,222)	(8,682)
Unamortized cost of stock	(2,389)	(1,707)
Accumulated other comprehensive income (loss)	(1,733)	(1,766)

TOTAL SHAREHOLDERS' EQUITY	35,468	42,489

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$230,757	$243,593

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED
(In thousands)

	Three Months Ended
	July 29, 2000	July 31, 1999
OPERATING ACTIVITIES
Net income (loss)	$(7,540)	$882
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Restructuring costs paid	(197)	(697)
Depreciation and amortization	5,222	5,854
Deferred income taxes	(949)	1,197
Changes in operating items:
Accounts receivable	7,891	5,824
Inventories	243	(2,982)
Costs and estimated earnings in excess of billings	2,620	(10,654)
Prepaid expenses, deposits and other	(154)	(6,398)
Accounts payable	(4,152)	400
Deferred revenue	270	357
Accrued liabilities	(2,058)	(2,747)
Income taxes payable/receivable	2,161	(565)
Billings in excess of costs and estimated earnings	(4,116)	3,104

Net cash used for operating activities	(759)	(6,425)

INVESTING ACTIVITIES
Additions to property and equipment, net	(1,705)	(2,839)
Investment in lease contracts	(7,566)	(4,363)
Collections from lease contracts	10,511	6,411
Other, net	(2,530)	608

Net cash used for investing activities	(1,290)	(183)

FINANCING ACTIVITIES
Borrowings of long-term debt	52,843	60,845
Repayments of long-term debt	(47,337)	(49,835)
Borrowings of discounted lease rentals	4,033	2,757
Repayments of discounted lease rentals	(5,153)	(7,393)
Proceeds from sale of common stock	377	460

Net cash provided by financing activities	4,763	6,834

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	29

NET INCREASE IN CASH	2,712	255
CASH, BEGINNING OF PERIOD	29	867

CASH, END OF PERIOD	$2,741	$1,122

    The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 29, 2000

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

SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended
	July 29, 2000	July 31, 1999
Cash paid for:
Interest	$3,572	$2,068
Income taxes	$32	$119

RECENTLY ISSUED ACCOUNTING STANDARDS

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

    A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):

	Three Months Ended
	July 29, 2000	July 31, 1999
Net income (loss)	$(7,540)	$882

Weighted average common shares outstanding—Basic	10,916	10,708
Effect of stock option and benefit plans	—	18

Weighted average common shares outstanding—Diluted	10,916	10,726

Net income (loss) per share—
Basic	$(0.69)	$0.08

Diluted	$(0.69)	$0.08

COMPREHENSIVE INCOME

    The Company reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting of comprehensive income and its components. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income (loss), as defined by SFAS No. 130, was a loss of approximately $7.5 million for the three months ended July 29, 2000 and income of $515,000 for the similar period ended July 31, 1999.

RESTRUCTURING CHARGES

    During the second quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $2.0 million related to its Consulting business. The emphasis of the restructuring was to consolidate branch offices and reduce certain general and administrative costs. Norstan Consulting has transitioned to a project-based business model in which the physical presence of geographic branches has become far less important than the ability to move skilled consulting resources to customer engagements. The $2.0 million charge consisted of noncancelable lease obligations for branch offices to be closed ($1.0 million), software and other asset write-offs ($800,000), and severance costs ($200,000).

    During fiscal year 1999, the Company recorded a restructuring charge of $1.5 million relating to a workforce reduction. This resource reduction in the communications business was made to bring the Company's expense structure in line with anticipated growth. The restructuring charge related to the costs of severance and other employment termination benefits.

    During the fiscal quarters ended July 29, 2000 and July 31, 1999, payments totaling $197,000 and $697,000 were charged against the restructuring reserves which were established as part of the above-described restructuring charges. At July 29, 2000, a reserve of approximately $440,000 remained for future payments to be made related to the most recent restructuring charge.

WRITEDOWN OF GOODWILL

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

INCOME TAXES

    The Company did not record any income tax benefit related to the current quarter's loss. For the three months ended July 31, 1999, the Company's effective income tax rate was 46.0%, which differed from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

    Realization of the net deferred tax asset is dependent on the Company's ability to generate sufficient future taxable income. Although realization is not assured, the Company believes that it is more likely than not that the recorded asset will be realized.

CAPITAL RESOURCES

    As of July 29, 2000, the Company had an $85.0 million revolving credit agreement with certain banks. Sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement bear interest at rates based on the banks' reference rate, as well as LIBOR or CD based options. Interest rates on borrowings outstanding as of July 29, 2000 ranged from 7.1% to 12.0%. Total consolidated borrowings under this agreement at July 29, 2000 and April 30, 2000 were $71.2 million and $66.8 million, respectively. There were no borrowings on account of the Company's leasing activities at July 29, 2000 and April 30, 2000. Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios.

    As of July 29, 2000, the Company was in violation of certain covenants under this credit agreement. The Company has been provided a temporary forbearance period until September 25, 2000 with respect to these covenant violations. In addition, borrowing capacity has been reduced to $78.0 million as of July 31, 2000. The Company expects to repay borrowings under this agreement with anticipated proceeds from the new financing arrangements discussed below.

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

BUSINESS SEGMENTS

    The Company delivers its products and services through three business segments, Communications, Consulting and Financial Services. The Company's interim disclosures under the requirements of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are as follows (in thousands):

	For the Quarter Ended
	July 29, 2000		July 31, 1999
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Communications	$76,437	$(1,413)	$84,950	$4,376
Consulting	11,861	(4,905)	28,996	(1,792)
Financial Services	2,349	981	2,258	937

Totals	$90,647	$(5,337)	$116,204	$3,521

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Norstan is a single-source provider of leading-edge technology solutions and world-class technology services including converged voice and data infrastructure, information technology, networking, internet conferencing, communication solutions and e-business solutions to more than 18,000 business clients worldwide. To address the complex communication requirements of its customers, Norstan provides a broad range of products and services through three business segments; Communications, Consulting and Financial Services which accounted for 84.3%, 13.1% and 2.6% of Norstan's revenues for the fiscal quarter ended July 29, 2000, respectively. Within the Communications business segment; Communication Solutions offers a comprehensive portfolio of technology solutions including IP Telephony, traditional PBXs, unified messaging, long distance and conferencing and call center solutions; Communication Services provides a full array of customer support services including maintenance and support services, systems modifications and managed communication services; Advanced Services Group provides unified media and converged infrastructure solutions, Voice-Over Data Networking and IP Telephony services and Conferencing Solutions offers audio and video bridging services, internet conferencing, webcasting, consulting services and conferencing products. The Consulting business segment provides e-business solutions including e-commerce consulting services, e-business integration services, knowledge management consulting services, customer relationship management solutions and infrastructure services. The Financial Services segment supports the sales process by providing customized financing alternatives.

SUMMARY

    During the quarter ended July 29, 2000, the Company reported a net loss of $7.5 million or $0.69 per common share, as compared to net income of $882,000 or $0.08 per common share for the quarter ended July 31, 1999.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	Three Months Ended		PERCENTAGE CHANGE
	July 29, 2000	July 31, 1999	Fiscal 2001 vs. 2000
REVENUES
Communications	84.3%	73.1%	(10.0)%
Consulting	13.1%	25.0%	(59.1)%
Financial Services	2.6%	1.9%	4.0%

Total Revenues	100.0%	100.0%	(22.0)%
COST OF SALES	74.7%	68.7%	(15.2)%

GROSS MARGIN	25.3%	31.3%	(36.8)%
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	31.2%	28.3%	(13.8)%

OPERATING INCOME (LOSS)	(5.9)%	3.0%	(251.6)%
Interest Expense and Other, Net	(2.4)%	(1.6)%	16.7%

INCOME (LOSS) BEFORE TAXES	(8.3)%	1.4%	(561.7)%
Provision for Income Taxes	0.0%	0.6%	(100.0)%

NET INCOME (LOSS)	(8.3)%	0.8%	(954.9)%

    The following table sets forth, for the periods indicated, the gross margin percentages for Communications, Consulting and Financial Services.

	Three Months Ended
	July 29, 2000	July 31, 1999
GROSS MARGIN PERCENTAGES
Communications	24.5%	28.2%
Consulting	21.9%	37.3%
Financial Services	70.3%	69.1%

RESULTS OF OPERATIONS

    REVENUES.  Revenues decreased 22.0% to $90.6 million in the first quarter of fiscal year 2001 as compared to $116.2 million for the first quarter of fiscal year 2000.

    Revenues from Communications decreased 10.0% to $76.4 million for the first quarter ended July 29, 2000 as compared to $85.0 million for the similar period last year. This decrease was the result of weaker sales in Siemens, conferencing and voice processing products which were somewhat offset by increases in call center and IP telephony solution sales.

    Revenues from Consulting decreased 59.1% to $11.9 million in the first quarter ended July 29, 2000 from $29.0 million in the similar period last year. This decrease is the result of significantly lower volume at Norstan Consulting which has reduced its workforce by approximately two-thirds over the past year as it has transitioned its business to a national practice focusing on e-business, customer relationship management and strategic advisory service practices. This decrease was only somewhat offset by an increase in Connaissance Consulting revenues.

    Revenues from Financial Services increased $91,000 or 4.0% in the first quarter of fiscal year 2001 as compared to the similar quarter last year.

    GROSS MARGIN.  The Company's gross margin decreased $13.4 million to $23.0 million for the quarter ended July 29, 2000 as compared to $36.4 million for the similar quarter last year. As a percent of total revenues, gross margin was 25.3% for the three month period ended July 29, 2000 as compared to 31.3% for the similar period ended July 31, 1999.

    The gross margin for Communications decreased to 24.5% during the first quarter of fiscal year 2001 as compared to 28.2% for the same period in fiscal year 2000. This decrease was the result of continued competitive price pressure on communications equipment and by increased product costs.

    Consulting's gross margin decreased to 21.9% as compared to 37.3% during the first quarter of fiscal 2001 as compared to the similar period in fiscal 2000. This decease was primarily the result of lower than planned utilization of consultants and lower average billing rates as the transition of Consulting's business practices progresses. Both utilization and billing rates are expected to improve as the new consulting practices are established.

    Gross margin as a percent of revenues for Financial Services was 70.3% for the three month period ended July 29, 2000 as compared to 69.1% for the similar period last year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses decreased 13.8% to $28.3 million in the first quarter of fiscal year 2001 as compared to $32.8 million in the similar period last year. As a percent of revenues, selling, general and administrative expenses increased to 31.2% for the three month period ended July 29, 2000, as compared to 28.3% for the same period last year. This increase was due to lower revenue volume in the Communications and Consulting business segments. While the Company has taken measures to remove a significant amount of costs from the business in recent quarters, additional investments are also being made in building its Advance Solutions Group practice, new channel partner relationships and its e-commerce presence, vibestech.com.

    INTEREST EXPENSE.  Interest expense was $2.0 million and $1.4 million for the three month periods ended July 29, 2000 and July 31, 1999, respectively. This increase was primarily the result of higher average borrowing levels during the quarter related to working capital requirements.

    INCOME TAXES.  The Company did not record any income tax benefit related to the current quarter's loss. For the three months ended July 31, 1999, the Company's effective income tax rate was 46.0%, which differed from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

    NET INCOME (LOSS).  In the first quarter of fiscal 2001, the Company reported a net loss of $7.5 million or $0.69 per share, as compared to net income of $882,000 or $0.08 per share for the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used for operating activities decreased significantly in the first quarter of fiscal year 2001 as compared to the similar period last year as a result of improved asset management. Net cash used for investing activities increased in the first quarter of fiscal year 2001 as compared to the similar period in fiscal year 2000 as a result of increases in investments in lease contracts and other items. Net cash provided by financing activities decreased in the comparable quarters as a result of an increase in net borrowings of discounted lease rentals somewhat offset by a decrease in net borrowings of long-term debt.

    CAPITAL EXPENDITURES.  The Company used $1.7 million for capital expenditures during the three months ended July 29, 2000, as compared to $2.8 million in the similar period last year. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software, computer equipment and system integration.

    INVESTMENT IN LEASE CONTRACTS.  The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts in the first quarter of fiscal year 2001 totaled $7.6 million. Net lease receivables decreased to $64.8 million at July 29, 2000 from $67.7 million at April 30, 2000.

    The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $43.7 million at July 29, 2000 as compared to $44.8 million at April 30, 2000. Interest rates on these credit agreements at July 29, 2000 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

    CAPITAL RESOURCES.  As of July 29, 2000, the Company had an $85.0 million revolving credit agreement with certain banks. Sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement bear interest at rates based on the banks' reference rate, as well as LIBOR or CD based options. Interest rates on borrowings outstanding as of July 29, 2000 ranged from 7.1% to 12.0%. Total consolidated borrowings under this agreement at July 29, 2000 and April 30, 2000 were $71.2 million and $66.8 million, respectively. There were no borrowings on account of the Company's leasing activities at July 29, 2000 and April 30, 2000. Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios.

    As of July 29, 2000, the Company was in violation of certain covenants under this credit agreement. The Company has been provided a temporary forbearance period until September 25, 2000 with respect to these covenant violations. In addition, borrowing capacity has been reduced to $78.0 million as of July 31, 2000. The Company expects to repay borrowings under this agreement with anticipated proceeds from the new financing arrangements discussed below.

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

FORWARD-LOOKING STATEMENTS

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, product pricing, management of growth, integration of acquisitions, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products to foreign customers and changes in interest rates on obligations under the Company's long-term debt obligations, discounted lease rentals, capital leases and other long-term debt obligations.

    The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company's foreign installment contracts at July 29, 2000 would not materially affect the Company's consolidated financial position, results of operations or cash flows.

    The Company's current unsecured revolving long-term credit agreement carries interest rate risk that is generally related to either the banks' reference rate, LIBOR or CD rates or commercial paper based borrowing options. If any of those rates or options were to change while the Company was borrowing under the agreement, interest expense would increase or decrease accordingly. As of July 29, 2000, total consolidated borrowings under this agreement were $71.2 million.

    The Company has no earnings or cash flow exposure due to market risks on its discounted lease rentals or its capital lease and other long-term debt obligations as a result of the fixed-rate nature of these obligations. However, interest rate changes would affect the fair market value of the lease rentals, capital leases and other long-term debt obligations. At July 29, 2000, the Company had fixed rate lease rentals of $43.7 million and capital lease and other long-term debt obligations of $3.0 million.

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

NORSTAN, INC. Registrant
Date: September 11, 2000	By	/s/ PAUL BASZUCKI Paul Baszucki
Chairman and Chief Executive Officer
Date: September 11, 2000	By	/s/ RICHARD COHEN Richard Cohen
Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES