Form 10-Q
period 2000-10-28
NORSTAN INC
filed 2000-12-12
CIK 72418

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED OCTOBER 28, 2000

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

Telephone (952) 352-4000    Fax (952) 352-4949    Internet www.norstan.com
(Registrant's telephone number, facsimile number, Internet address)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On December 4, 2000, there were 11,479,568 shares outstanding of the registrant's common stock, par value $0.10 per share, its only class of equity securities.

PART I. FINANCIAL INFORMATION

ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
REVENUES
Communications	$75,340	$86,073	$151,777	$171,023
Consulting	11,578	27,987	23,439	56,983
Financial Services	2,078	2,184	4,427	4,442

Total Revenues	88,996	116,244	179,643	232,448

COST OF SALES
Communications	56,179	71,810	113,903	132,786
Consulting	7,629	18,545	16,890	36,721
Financial Services	467	675	1,165	1,373

Total Cost of Sales	64,275	91,030	131,958	170,880

GROSS MARGIN
Communications	19,161	14,263	37,874	38,237
Consulting	3,949	9,442	6,549	20,262
Financial Services	1,611	1,509	3,262	3,069

Total Gross Margin	24,721	25,214	47,685	61,568

Selling, General & Administrative Expenses	29,273	37,720	57,574	70,553
Restructuring Charge	—	1,969	—	1,969

OPERATING INCOME (LOSS)	(4,552)	(14,475)	(9,889)	(10,954)
Interest Expense	(2,060)	(1,390)	(4,078)	(2,816)
Other Income (Expense), Net	(1,119)	597	(1,304)	135

INCOME (LOSS) BEFORE TAXES	(7,731)	(15,268)	(15,271)	(13,635)
Income Tax (Benefit) Provision	—	(3,053)	—	(2,302)

NET INCOME (LOSS)	$(7,731)	$(12,215)	$(15,271)	$(11,333)

NET INCOME (LOSS) PER SHARE—
BASIC	$(0.69)	$(1.13)	$(1.38)	$(1.06)

DILUTED	$(0.69)	$(1.13)	$(1.38)	$(1.06)

WEIGHTED AVERAGE SHARES—
BASIC	11,183	10,763	11,089	10,731

DILUTED	11,183	10,763	11,089	10,731

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 28, 2000	April 30, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,717	$29
Accounts receivable, net of allowances for doubtful accounts of $4,422 and $5,628	63,862	74,106
Lease receivables	23,236	25,859
Inventories	9,417	12,799
Costs and estimated earnings in excess of billings of $14,911 and $14,986	11,954	15,252
Deferred income taxes	6,600	7,468
Prepaid expenses, deposits and other	14,113	11,819

TOTAL CURRENT ASSETS	132,899	147,332

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	106,574	104,070
Less-accumulated depreciation and amortization	(69,361)	(61,886)

NET PROPERTY AND EQUIPMENT	37,213	42,184

OTHER ASSETS
Lease receivables, net of current portion	42,535	41,874
Goodwill, net of amortization of $6,143 and $5,926	4,163	4,462
Deferred income taxes	3,535	3,320
Other	2,721	4,421

TOTAL OTHER ASSETS	52,954	54,077

TOTAL ASSETS	$223,066	$243,593

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 28, 2000	April 30, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$73,289	$1,194
Current maturities of discounted lease rentals	18,663	20,550
Accounts payable	30,960	32,463
Deferred revenue	20,583	20,696
Accrued—
Salaries and wages	9,600	8,332
Warranty costs	1,782	1,790
Other current liabilities	6,157	6,850
Billings in excess of costs and estimated earnings of $20,443 and $20,624	12,017	15,635

TOTAL CURRENT LIABILITIES	173,051	107,510

LONG-TERM DEBT, net of current maturities	638	67,445
DISCOUNTED LEASE RENTALS, net of current maturities	19,378	24,285
OTHER LIABILITIES	1,860	1,864

SHAREHOLDERS' EQUITY
Common stock—$.10 par value; 40,000,000 authorized shares; 11,755,518 and 11,239,113 shares issued and outstanding	1,176	1,124
Capital in excess of par value	55,045	53,520
Retained earnings (deficit)	(23,946)	(8,682)
Unamortized cost of stock	(2,128)	(1,707)
Accumulated other comprehensive income (loss)	(2,008)	(1,766)

TOTAL SHAREHOLDERS' EQUITY	28,139	42,489

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$223,066	$243,593

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

(In thousands)

	Six Months Ended
	October 28, 2000	October 30, 1999
OPERATING ACTIVITIES
Net loss	$(15,271)	$(11,333)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Restructuring charges	—	1,969
Restructuring costs paid	(359)	(697)
Depreciation and amortization	10,700	12,054
Deferred income taxes	605	605
Changes in operating items:
Accounts receivable	10,001	(4,045)
Inventories	3,340	(2,037)
Costs and estimated earnings in excess of billings	3,161	4,757
Prepaid expenses, deposits and other	(2,919)	(6,536)
Accounts payable	(1,458)	4,489
Deferred revenue	(48)	(480)
Accrued liabilities	956	(536)
Income taxes payable/receivable	563	(1,329)
Billings in excess of costs and estimated earnings	(3,526)	(701)

Net cash provided by (used for) operating activities	5,745	(3,820)

INVESTING ACTIVITIES
Additions to property and equipment, net	(4,796)	(7,089)
Investment in lease contracts	(15,313)	(13,713)
Collections from lease contracts	17,069	12,601
Other, net	1,439	762

Net cash used for investing activities	(1,601)	(7,439)

FINANCING ACTIVITIES
Borrowings of long-term debt	93,694	119,495
Repayments of long-term debt	(88,313)	(105,425)
Borrowing of discounted lease rentals	4,012	6,750
Repayments of discounted lease rentals	(10,668)	(10,915)
Proceeds from sale of common stock	768	783

Net cash (used for) provided by financing activities	(507)	10,688

EFFECT OF EXCHANGE RATE CHANGES ON CASH	51	3

NET INCREASE (DECREASE) IN CASH	3,688	(568)
CASH, BEGINNING OF PERIOD	29	867

CASH, END OF PERIOD	$3,717	$299

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 28, 2000

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

SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosure of cash flow information is as follows (in thousands):

	Six Months Ended
	October 28, 2000	October 30, 1999
Cash paid for:
Interest	$6,314	$4,241
Income taxes	$69	$1,287

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

EARNINGS PER SHARE DATA

    The Company reports net income (loss) per share pursuant to the requirements of the Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires presentation of basic and diluted earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options and other securities using the treasury stock method. Basic and diluted EPS are equal for all periods presented in the accompanying financial statements because of the net losses incurred in each period.

COMPREHENSIVE INCOME

    The Company reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting of comprehensive income and its components. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive loss, as defined by SFAS No. 130, was approximately $8.0 million for the three months ended October 28, 2000 and $12.0 million for the similar period ended October 30, 1999. For the six month periods ended October 28, 2000 and October 30, 1999, comprehensive loss was $15.5 million and $11.5 million, respectively.

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

    During the six month periods ended October 28, 2000 and October 30, 1999, payments totaling $359,000 and $697,000 were charged against the restructuring reserve which was established as part of the above-described restructuring charge. At October 28, 2000, a reserve of approximately $279,000 remained for future payments to be made related to this restructuring charge.

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

INCOME TAXES

    The Company did not record any income tax benefit related to the current quarter's loss or for the six months then ended. For the three and six months ended October 30, 1999, the Company's effective income tax rate was 20.0% and 17.0%, respectively, which differed from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

    Realization of the net deferred tax asset is dependent on the Company's ability to generate sufficient future taxable income. Although realization is not assured, the Company believes that it is more likely than not that the recorded asset will be realized.

BANK FINANCING

    As of October 28, 2000, the Company had a $78.0 million revolving credit agreement with certain banks. Sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement bear interest at rates based on the banks' reference rate. The interest rate on borrowings outstanding as of October 28, 2000 was 12.0%. Total consolidated borrowings under this agreement at October 28, 2000 and April 30, 2000 were $69.9 million and $66.8 million, respectively. Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios.

    As of October 28, 2000, the Company was in violation of certain covenants under this credit agreement. The Company has been provided a series of temporary forbearance periods with respect to these covenant violations, the latest of which expires on December 20, 2000.

    The Company announced in August, 2000, that it intended to refinance the revolving credit agreement with new lenders. That transaction was not consummated as originally anticipated because the actual amount of funds available to Norstan under the proposed arrangement fell short of what was necessary to refinance the full amount of the Company's existing facility. As a result of the termination of this financing commitment, the Company wrote off $1.1 million of related financing fees in the quarter ended October 28, 2000. This write-off is reflected in other income (expense) in the accompanying financial statements. Norstan now anticipates entering into an agreement with its existing bank group, to restructure and/or extend its existing credit facility through June 29, 2001, subject to certain required payments due prior to that time.

    The Company intends to complete its negotiations with its bank group and close on the restructured facility by the end of December, 2000. Because of the status of the above financing arrangement, the related debt has been classified as current in the accompanying October 28, 2000 consolidated balance sheet.

    Management of the Company believes that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, other debt facilities, issuance of debt or equity securities, and lease financing will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2001. However, there can be no assurance as to the outcome of the Company's current refinancing efforts or whether adequate financing will be available to support the Company's cash flow needs beyond the current forbearance period, as discussed above. As a result of the foregoing, the Company has been advised by its independent public accountants that if these liquidity matters are not adequately resolved prior to the completion of their audit of the Company's financial statements for the year ending April 30, 2001, their auditor's report on those financial statements may need to make reference to such liquidity matters.

BUSINESS SEGMENTS

    The Company delivers its products and services through three business segments, Communications, Consulting and Financial Services. The Company's interim disclosures under the requirements of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are as follows (in thousands):

	For the Three Months Ended
	October 28, 2000		October 30, 1999
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Communications	$75,340	$(2,497)	$86,073	$(5,834)
Consulting	11,578	(3,107)	27,987	(9,584)
Financial Services	2,078	1,052	2,184	943

Totals	$88,996	$(4,552)	$116,244	$(14,475)

	For the Six Months Ended
	October 28, 2000		October 30, 1999
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Communications	$151,777	$(3,910)	$171,023	$(1,458)
Consulting	23,439	(8,012)	56,983	(11,376)
Financial Services	4,427	2,033	4,442	1,880

Totals	$179,643	$(9,889)	$232,448	$(10,954)

SUBSEQUENT EVENT

    On December 5, 2000, the Company announced a reorganization of its business units to further sharpen the Company's focus on its expanded expertise in e-business solutions and to streamline its sales and administration. This reorganization will result in the reduction of about 70 existing positions at the Company and a charge is expected to be taken in the third quarter of fiscal 2001 to reflect related expenses.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Norstan is a single-source provider of leading-edge technology solutions and world-class technology services including converged voice and data infrastructure, information technology, networking, internet conferencing, communication solutions and e-business solutions to more than 18,000 business clients worldwide. To address the complex communication requirements of its customers, Norstan provides a broad range of products and services through three business segments; Communications, Consulting and Financial Services which accounted for 84.7%, 13.0% and 2.3% of Norstan's revenues for the fiscal quarter ended October 28, 2000, respectively. Within the Communications business segment; Communication Solutions offers a comprehensive portfolio of technology solutions including IP Telephony, traditional PBXs, unified messaging, long distance and conferencing and call center solutions; Communication Services provides a full array of customer support services including maintenance and support services, systems modifications and managed communication services; Advanced Services Group provides unified media and converged infrastructure solutions, Voice-Over Data Networking and IP Telephony services and Conferencing Solutions offers audio and video bridging services, internet conferencing, webcasting, consulting services and conferencing products. The Consulting business segment provides e-business solutions including e-commerce consulting services, e-business integration services, knowledge management consulting services, customer relationship management solutions and infrastructure services. The Financial Services segment supports the sales process by providing customized financing alternatives.

SUMMARY

    During the quarter ended October 28, 2000, the Company reported a net loss of $7.7 million or $0.69 per common share, as compared to a net loss of $12.2 million or $1.13 per common share for the quarter ended October 30, 1999.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES			DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	Three Months Ended		PERCENTAGE CHANGE	Six Months Ended		PERCENTAGE CHANGE
	October 28, 2000	October 30, 1999	Fiscal 2001 vs. 2000	October 28, 2000	October 30, 1999	Fiscal 2001 vs. 2000
REVENUES:
Communications	84.7%	74.0%	(12.5)%	84.5%	73.6%	(11.3)%
Consulting	13.0%	24.1%	(58.6)%	13.0%	24.5%	(58.9)%
Financial Services	2.3%	1.9%	(4.9)%	2.5%	1.9%	(0.3)%

Total Revenues	100.0%	100.0%	(23.4)%	100.0%	100.0%	(22.7)%
COST OF SALES	72.2%	78.3%	(29.4)%	73.5%	73.5%	(22.8)%

GROSS MARGIN	27.8%	21.7%	(2.0)%	26.5%	26.5%	(22.6)%
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	32.9%	32.5%	(22.4)%	32.1%	30.4%	(18.4)%
RESTRUCTURING CHARGE	—	1.7%	(100.0)%	—	0.8%	(100.0)%

OPERATING INCOME (LOSS)	(5.1)%	(12.5)%	(68.6)%	(5.5)%	(4.7)%	(9.7)%
Interest Expense and Other, Net	(3.6)%	(0.6)%	300.9%	(3.0)%	(1.2)%	100.7%

INCOME (LOSS) BEFORE TAXES	(8.7)%	(13.1)%	(49.4)%	(8.5)%	(5.9)%	12.0%
Income Tax (Benefit) Provision	—	2.6%	(100.0)%	—	1.0%	(100.0)%

NET INCOME (LOSS)	(8.7)%	(10.5)%	(36.7)%	(8.5)%	(4.9)%	34.8%

    The following table sets forth, for the periods indicated, the gross margin percentages for Communications, Consulting and Financial Services.

	Three Months Ended		Six Months Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
GROSS MARGIN PERCENTAGES:
Communications	25.4%	16.6%	25.0%	22.4%
Consulting	34.1%	33.7%	27.9%	35.6%
Financial Services	77.5%	69.1%	73.7%	69.1%

RESULTS OF OPERATIONS

    REVENUES.  Revenues decreased 23.4% to $89.0 million in the second quarter of fiscal year 2001 as compared to $116.2 million for the second quarter of fiscal year 2000. For the comparable six month periods ended October 28, 2000 and October 30, 1999, revenues decreased 22.7% to $179.6 million as compared to $232.4 million.

    Revenues from Communications decreased 12.5% to $75.3 million for the second quarter ended October 28, 2000 as compared to $86.1 million for the similar period last year. For the comparable six month periods ended October 28, 2000 and October 30, 1999, revenues within this segment decreased 11.3% to $151.8 million as compared to $171.0 million. In general, these decreases were the result of lower revenues in install, service, moves, adds and changes and network services revenue, somewhat offset by increases in resale revenues. Install revenues were down 18.1% and 18.3% for the quarter and six month periods ended October 28, 2000, respectively, as compared to the similar periods ended October 30, 1999. Similarly, service and moves, adds and changes revenues decreased 6.1% and 6.8% for the comparable periods. Network services revenues decreased 19.7% and 15.8%, respectively. Resale revenues increased 9.9% and 7.8% for the comparable three and six month periods.

    Revenues from Consulting decreased 58.6% to $11.6 million in the second quarter ended October 28, 2000 from $28.0 million in the similar period last year. Consulting revenues decreased 58.9% to $23.4 million during the six months ended October 28, 2000 as compared to $57.0 million for the similar period ended October 30, 1999. These decreases are the result of significantly lower volume at Norstan Consulting, which has reduced its workforce by approximately two-thirds over the past year as it has transitioned its business to a national practice focusing on e-business, customer relationship management and strategic advisory service practices. These decreases were only somewhat offset by increases in Connaissance Consulting revenues.

    Revenues from Financial Services decreased $106,000 or 4.9% in the second quarter of fiscal year 2001 as compared to the similar quarter last year. For the comparable six month periods, Financial Services' revenues were essentially flat.

    GROSS MARGIN.  The Company's gross margin decreased $493,000 to $24.7 million for the quarter ended October 28, 2000 as compared to $25.2 million for the similar quarter last year. As a percent of total revenues, gross margin increased to 27.8% for the three month period ended October 28, 2000 as compared to 21.7% for the similar period ended October 30, 1999. For the six months ended October 28, 2000, gross margins decreased $13.9 million, or 22.6%, to $47.7 million as compared to $61.6 million for the similar period last year. As a percent of total revenues, gross margin was 26.5% for both six month periods.

    The gross margin for Communications increased to 25.4% during the second quarter of fiscal year 2001 as compared to 16.6% for the same period in fiscal year 2000. For the comparable six month periods, Communications' gross margins increased to 25.0% as compared to 22.4%. These increases in

Communications' gross margin percentages were the result of improvements in install, service and moves, adds and changes margins over the comparable three and six month periods.

    Install margins increased to 25.3% from 13.8% for the second quarter of fiscal 2001. For the comparable six month periods, install margins increased to 21.7% from 20.4%. Service and MAC margins increased to 27.2% from 15.1% for the second quarter of fiscal 2001 and was up to 27.7% as compared to 23.1% for the comparable six month periods. During these periods, network services margins were relatively flat while resale margins were down slightly.

    Gross margins for Consulting was 34.1% and 27.9% for the three and six month periods ended October 28, 2000 as compared to 33.7% and 35.6% for the similar periods last year. As Consulting has undergone significant transitions during fiscal 2001, margin comparisons to fiscal 2000 are difficult to make. However, as Consulting's new focus has taken foothold, gross margins for the second quarter of 2001 have improved significantly from the 21.9% reported for first quarter as a result of improved utilization and higher average billing rates.

    Gross margin as a percent of revenues for Financial Services was 77.5% and 73.7% for the three and six month periods ended October 28, 2000 as compared to 69.1% for both the three and six month periods last year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses decreased 22.4% to $29.3 million in the second quarter of fiscal year 2001 as compared to $37.7 million in the similar period last year. As a percent of revenues, selling, general and administrative expenses were relatively flat at 32.9% and 32.5% for the comparable three month periods ended October 28, 2000 and October 30, 1999.

    For the six month periods ended October 28, 2000 and October 30, 1999, selling, general and administrative expenses decreased $13.0 million, or 18.4%, to $57.6 million from $70.6 million. As a percent of revenues, selling, general and administrative expenses were 32.9% and 32.1% for the three and six month periods ended October 28, 2000 and 32.5% and 30.4% for the similar periods last year. While the Company has taken measures to remove a significant amount of costs from its businesses over the past year, the selling, general and administrative percentages have increased slightly due to the lower volume of revenue. The Company continues to monitor expenditures and is focused on overall cost control measures.

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

    INTEREST EXPENSE.  Interest expense was $2.1 million and $1.4 million for the three month periods ended October 28, 2000 and October 30, 1999, respectively, and $4.1 million and $2.8 million for the respective six month periods. These increases were primarily the result of higher average borrowing levels during the three and six month periods related to working capital requirements, as well as higher interest rates on the Company's credit facility.

    INCOME TAXES.  The Company did not record any income tax benefit related to the current quarter's loss or for the six months then ended. For the three and six months ended October 30, 1999, the Company's effective income tax rate was 20.0% and 17.0%, respectively, which differ from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization.

    NET INCOME (LOSS).  In the second quarter of fiscal 2001, the Company reported a net loss of $7.7 million or $0.69 per share, as compared to a net loss of $12.2 million or $1.13 per share for the second quarter of fiscal 2000. For the six months ended October 28, 2000, the Company reported a net loss of $15.3 million, or $1.38 per share, as compared to a net loss of $11.3 million, or $1.06 per share, for the similar period last year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operations improved significantly for the six months ended October 28, 2000 as compared to the similar period last year. Operating activities provided cash of $5.7 million currently as compared to utilizing cash of $3.8 million during the comparable period last year. This improvement was the result of increased and continued focus on asset management. Net cash used for investing activities decreased to $1.6 million for the six months ended October 28, 2000 as compared to $7.4 million for the similar period ended October 30, 1999. Financing activities utilized $0.5 million in cash as compared to providing $10.7 million in cash during the prior period.

    CAPITAL EXPENDITURES.  The Company used $4.8 million for capital expenditures during the six months ended October 28, 2000, as compared to $7.1 million in the similar period last year. This reduction was the result of increased focus on cost controls and better utilization of current resources. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software, computer equipment and system integration.

    INVESTMENT IN LEASE CONTRACTS.  The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts in the first six months of fiscal year 2001 totaled $15.3 million. Net lease receivables decreased to $65.8 million at October 28, 2000 from $67.7 million at April 30, 2000.

    The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $38.0 million at October 28, 2000 as compared to $44.8 million at April 30, 2000. Interest rates on these credit agreements at October 28, 2000 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers. The Company anticipates entering into additional lease financing transactions in the third quarter of fiscal 2001.

BANK FINANCING

    As of October 28, 2000, the Company had a $78.0 million revolving credit agreement with certain banks. Sublimits exist related to the Company's support of its leasing activities. Borrowings under this agreement bear interest at rates based on the banks' reference rate. The interest rate on borrowings outstanding as of October 28, 2000 was 12.0%. Total consolidated borrowings under this agreement at October 28, 2000 and April 30, 2000 were $69.9 million and $66.8 million, respectively. Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios.

    As of October 28, 2000, the Company was in violation of certain covenants under this credit agreement. The Company has been provided a series of temporary forbearance periods with respect to these covenant violations, the latest of which expires on December 20, 2000.

    The Company announced in August, 2000, that it intended to refinance the revolving credit agreement with new lenders. That transaction was not consummated as originally anticipated because the actual amount of funds available to Norstan under the proposed arrangement fell short of what was necessary to refinance the full amount of the Company's existing facility. As a result of the termination of this financing commitment, the Company wrote off $1.1 million of related financing fees in the quarter ended October 28, 2000. This write-off is reflected in other income (expense) in the accompanying financial statements. Norstan now anticipates entering into an agreement with its existing bank group, to restructure and/or extend its existing credit facility through June 29, 2001, subject to certain required payments due prior to that time. The Company intends to complete its negotiations with its bank group and close on the restructured facility by the end of December, 2000. Because of the status of the above financing arrangement, the related debt has been classified as current in the accompanying October 28, 2000 consolidated balance sheet.

    Management of the Company believes that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, other debt facilities, issuance of debt or equity securities, and lease financing will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2001. However, there can be no assurance as to the outcome of the Company's current refinancing efforts or whether adequate financing will be available to support the Company's cash flow needs beyond the current forbearance period, as discussed above. As a result of the foregoing, the Company has been advised by its independent public accountants that if these liquidity matters are not adequately resolved prior to the completion of their audit of the Company's financial statements for the year ending April 30, 2001, their auditor's report on those financial statements may need to make reference to such liquidity matters.

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

    The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: ability to obtain adequate financing, national and regional economic conditions; pending and future legislation affecting the IT and telecommunications industries; the Company's business in Canada; stability of foreign governments; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors.

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

    The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company's foreign installment contracts at October 28, 2000 would not materially affect the Company's consolidated financial position, results of operations or cash flows.

    The Company's current unsecured revolving long-term credit agreement carries interest rate risk that is generally related to the banks' reference rate. If this rate were to change while the Company was borrowing under the agreement, interest expense would increase or decrease accordingly. As of October 28, 2000, total consolidated borrowings under this agreement were $69.9 million.

    The Company has no earnings or cash flow exposure due to market risks on its discounted lease rentals or its capital lease and other long-term debt obligations as a result of the fixed-rate nature of these obligations. However, interest rate changes would affect the fair market value of the lease rentals, capital leases and other long-term debt obligations. At October 28, 2000, the Company had fixed rate lease rentals of $38.0 million and capital lease and other long-term debt obligations of $4.0 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On September 14, 2000, the annual meeting of shareholders of the Company (the "Annual Meeting") was held.

(b)
At the Annual Meeting, the following directors were elected:

Paul Baszucki	Gerald D. Pint
Richard Cohen	Dr. Jagdish N. Sheth
Connie M. Levi	Herbert F. Trader
Alan L. Mendelson	Mercedes Walton
(c)
The following items were voted upon at the Annual Meeting:

(1)
Election of Directors:

Name	Votes For	Votes Withheld
Paul Baszucki	8,466,508	1,089,647
Richard Cohen	8,469,781	1,086,374
Connie M. Levi	8,420,855	1,135,300
Alan L. Mendelson	8,473,474	1,082,681
Gerald D. Pint	8,421,054	1,135,101
Dr. Jagdish N. Sheth	8,475,062	1,081,093
Herbert F. Trader	8,417,908	1,138,247
Mercedes Walton	8,473,208	1,082,947
  (2)
  The shareholders approved an amendment to the Company's 1995 Long-Term Incentive Plan to increase the number of shares of common stock issuable thereunder from 2,400,000 to 2,900,000 shares. A total of 4,414,757 shares were voted for the amendment to this plan, 1,823,459 shares were voted against, and 22,829 abstained.

  (3)
  The shareholders approved an amendment to the Company's Restated Non-Employee Directors' Stock Plan to increase the number of shares of common stock issuable thereunder from 150,000 to 250,000 shares. A total of 4,869,304 shares were voted for the amendment to this plan, 1,366,601 shares were voted against, and 25,140 abstained.

  (4)
  The shareholders approved an amendment to the 2000 Employee Stock Purchase Plan of Norstan, Inc. increasing the number of shares of common stock issuable thereunder from 400,000 to 800,000 shares. A total of 5,970,699 shares were voted for the amendment to this plan, 258,372 shares were voted against, and 31,974 abstained.

  (5)
  The shareholders approved the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending April 30, 2001. A total of 9,436,845 shares were voted for the appointment of Arthur Andersen LLP, 89,292 shares were voted against and 30,018 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.
Exhibit 10.	Employment Agreement dated October 27, 2000 between James C. Granger and the Company
Exhibit 27.	Financial Data Schedule

(b)
Reports on Form 8-K.

   None

S I G N A T U R E S

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC. Registrant
Date: December 12, 2000	By	/s/ JAMES C. GRANGER James C. Granger Chief Executive Officer and President
Date: December 12, 2000	By	/s/ RICHARD COHEN Richard Cohen Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K