Form 10-Q
period 2001-01-29
NORSTAN INC
filed 2001-03-13
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

                                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JANUARY 27, 2001

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0–8141

NORSTAN, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41–0835746
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes   X  . No      .

On March 2, 2001, there were 11,725,416 shares outstanding of the registrant's common stock, par value $0.10 per share, its only class of equity securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 27, 2001	January 29, 2000	January 27, 2001	January 29, 2000
REVENUES

Communications	$67,783	$74,170	$219,560	$245,193
Consulting	8,837	15,767	32,276	72,750
Financial Services	2,458	2,227	6,885	6,669
Total Revenues	79,078	92,164	258,721	324,612
COST OF SALES
Communications	49,774	58,139	163,677	190,925
Consulting	7,240	14,733	24,130	51,454
Financial Services	922	689	2,087	2,062
Total Cost of Sales	57,936	73,561	189,894	244,441
GROSS MARGIN
Communications	18,009	16,031	55,883	54,268
Consulting	1,597	1,034	8,146	21,296
Financial Services	1,536	1,538	4,798	4,607
Total Gross Margin	21,142	18,603	68,827	80,171
Selling, General
& Administrative Expenses	27,383	33,967	84,957	104,520
Restructuring Charge	—	—	—	1,969
OPERATING LOSS	(6,241)	(15,364)	(16,130)	(26,318)
Interest Expense	(2,049)	(1,754)	(6,127)	(4,570)
Other Income (Expense), Net	(14)	300	(1,318)	435
LOSS BEFORE TAXES	(8,304)	(16,818)	(23,575)	(30,453)
Income Tax Benefit	—	(5,046)	—	(7,348)
NET LOSS	$(8,304)	$(11,772)	$(23,575)	$(23,105)
NET LOSS PER SHARE -
BASIC	$(0.73)	$(1.08)	$(2.10)	$(2.14)
DILUTED	$(0.73)	$(1.08)	$(2.10)	$(2.14)
WEIGHTED AVERAGE SHARES -
BASIC	11,425	10,855	11,222	10,775
DILUTED	11,425	10,855	11,222	10,775

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share amounts)

	January 27, 2001	April 30, 2000
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3	$29
Accounts receivable, net of allowances for doubtful
accounts of $4,183 and $5,628	59,424	74,106
Lease receivables	23,385	25,859
Inventories	8,136	12,799
Costs and estimated earnings in excess of billings of
$8,474 and $14,986	10,621	15,252
Deferred income taxes	5,916	7,468
Prepaid expenses, deposits and other	16,368	11,819
TOTAL CURRENT ASSETS	123,853	147,332
PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	108,916	104,070
Less-accumulated depreciation and amortization	(73,240)	(61,886)
NET PROPERTY AND EQUIPMENT	35,676	42,184
OTHER ASSETS
Lease receivables, net of current portion	42,491	41,874
Goodwill, net of amortization of $6,281 and $5,926	4,052	4,462
Deferred income taxes	2,921	3,320
Other	3,425	4,421
TOTAL OTHER ASSETS	52,889	54,077
TOTAL ASSETS	$212,418	$243,593

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 27, 2001	April 30, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$70,967	$1,194
Current maturities of discounted lease rentals	16,832	20,550
Accounts payable	37,126	32,463
Deferred revenue	23,281	20,696
Accrued -
Salaries and wages	5,627	8,332
Warranty costs	1,973	1,790
Other current liabilities	7,717	6,850
Billings in excess of costs and estimated earnings of $17,575
and $20,624	10,041	15,635
TOTAL CURRENT LIABILITIES	173,564	107,510
LONG-TERM DEBT, net of current maturities	363	67,445
DISCOUNTED LEASE RENTALS, net of current maturities	16,318	24,285
OTHER LIABILITIES	1,800	1,864
SHAREHOLDERS' EQUITY
Common stock - $.10 par value; 40,000,000 authorized shares;
11,990,073 and 11,239,113 shares issued and outstanding	1,199	1,124
Capital in excess of par value	55,197	53,520
Retained earnings (deficit)	(32,256)	(8,682)
Unamortized cost of stock	(1,838)	(1,707)
Accumulated other comprehensive income (loss)	(1,929)	(1,766)
TOTAL SHAREHOLDERS' EQUITY	20,373	42,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$212,418	$243,593

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

(In thousands)

	Nine Months Ended
	January 27, 2001	January 29, 2000
OPERATING ACTIVITIES
Net loss	$(23,575)	$(23,105)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Restructuring charges	—	1,969
Restructuring costs paid	(433)	(1,560)
Depreciation and amortization	14,769	17,968
Deferred income taxes	1,918	(985)
Changes in operating items:
Accounts receivable	14,506	16,859
Inventories	4,641	(1,891)
Costs and estimated earnings in excess of billings	4,543	3,886
Prepaid expenses, deposits and other	(3,691)	(10,527)
Accounts payable	4,730	(1,355)
Deferred revenue	2,632	678
Accrued liabilities	(1,202)	313
Income taxes payable/receivable	(903)	(4,800)
Billings in excess of costs and estimated earnings	(5,529)	839
Net cash provided by (used for) operating activities	12,406	(1,711)
INVESTING ACTIVITIES
Additions to property and equipment, net	(6,422)	(9,519)
Investment in lease contracts	(23,018)	(20,595)
Collections from lease contracts	24,731	21,579
Other, net	111	170
Net cash used for investing activities	(4,598)	(8,365)
FINANCING ACTIVITIES
Borrowings of long-term debt	155,276	183,815
Repayments of long-term debt	(152,556)	(171,071)
Borrowing of discounted lease rentals	3,981	12,190
Repayments of discounted lease rentals	(15,615)	(16,163)
Proceeds from sale of common stock	1,072	1,065
Net cash (used for) provided by financing activities	(7,842)	9,836
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	(32)
NET DECREASE IN CASH	(26)	(272)
CASH, BEGINNING OF PERIOD	29	867
CASH, END OF PERIOD	$3	$595

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 27, 2001

UNAUDITED

     The information furnished in this report is unaudited and reflects normal recurring adjustments and such other adjustments which in the opinion of management, are necessary to present fairly the operating results for the interim periods.  The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year.  This report should be read in conjunction with the Company's Annual Report on Form 10–K for the year ended April 30, 2000.

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

SUPPLEMENTAL CASH FLOW INFORMATION

          Supplemental disclosure of cash flow information is as follows (in thousands):

Nine Months Ended

	January 27, 2001	January 29, 2000
Cash paid for:
Interest	$8,979	$6,829
Income taxes	$128	$1,437

RECENTLY ISSUED ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, was issued in June 1998 and amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133” to require adoption at the beginning of the Company’s fiscal year ending April 30, 2002.  The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative’s fair value recognized in earnings unless specific hedge accounting criteria are met.  SFAS No. 133 is not expected to have a material effect on the Company’s financial position or results of operations.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition” (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.  SAB No. 101 is effective for the Company’s fiscal quarter ending April 30, 2001.  SAB No. 101 is not expected to have a material effect on the Company’s financial position or results of operations.

USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory reserves, depreciable lives of property and equipment, warranty reserves and others. Actual results may differ from those estimates.

EARNINGS PER SHARE DATA

          The Company reports net income (loss) per share pursuant to the requirements of the Statement of Financial Accounting Standards No. 128 "Earnings per Share" (“SFAS No. 128”).  SFAS No. 128 requires presentation of basic and diluted earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options and other securities using the treasury stock method.  Basic and diluted EPS are equal for all periods presented in the accompanying financial statements because of the net losses incurred in each period.

COMPREHENSIVE INCOME

          The Company reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting of comprehensive income and its components.  For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments.  Comprehensive loss, as defined by SFAS No. 130, was approximately $8.2 million for the three months ended January 27, 2001 and $11.5 million for the similar period ended January 29, 2000.  For the nine month periods ended January 27, 2001 and January 29, 2000, comprehensive loss was $23.7 million and $23.0 million, respectively.

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

          During the nine month period ended January 27, 2001, payments totaling $433,000 were charged against the restructuring reserve which was established as part of  the above-described restructuring charge.   At January 27, 2001, a reserve of approximately $204,000 remained for future payments in connection with the restructuring.

WRITEDOWN OF GOODWILL

          During the fourth quarter of fiscal year 2000, the Company recorded a charge of $32.2 million to write down goodwill created in connection with its consulting business acquisitions, principally as a result of significant operating losses and negative cash flows incurred in the Consulting business segment during fiscal 2000.

VENDOR AGREEMENTS

          Norstan has been a distributor of Siemens communication equipment since 1976 and is Siemens’ largest independent distributor in North America.  The term of the current distributor agreement with Siemens, signed in January 1999, is five years.  Norstan and Siemens are also parties to an agreement scheduled to expire on July 27, 2003 pursuant to which Norstan is authorized to refurbish and sell previously owned Siemens equipment.

INCOME TAXES

           The Company did not record any income tax benefit related to the current quarter’s loss or for the nine months then ended.  During the periods ended January 29, 2000, the Company recorded a tax benefit related to the third quarter and fiscal year-to-date losses of approximately 30% and 24% respectively, based on projections of the full fiscal year’s results and effective tax rate, also reflecting the impact of non-deductible goodwill amortization.

BANK FINANCING

          As of January 27, 2001, the Company had a $78.0 million credit agreement with certain banks.  This facility consists of the following components;  A)  $15.0 million term loan maturing on March 30, 2001, B) $15.0 million term loan, $10.0 million payable on March 30, 2001 and the remaining $5.0 million maturing on June 29, 2001, C) $18.0 million term loan maturing on  June 29, 2001, and D) up to $30.0 million revolving line of credit based on the Company’s level of receivables and inventory.  The term loans bear interest at the banks’ reference rate plus 3.5% to 4.5% and the revolving facility bears interest at the banks’ reference rate plus 2.5%.

          Annual commitment fees on the unused portions of the credit facility are 0.25%.  Under the terms and conditions of the credit agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios.  The Company was in compliance with such requirements as of January 27, 2001.

          The credit agreement also requires mandatory prepayment of specific term loan amounts upon the completion of certain transactions.  Subsequent to quarter end, the Company sold its 75% interest in Connaissance Consulting (see “Subsequent Events” note).  The Company received $3.0 million at closing  which has been applied to reduce the $15.0 million term note due on March 30, 2001.   In addition, on February 26, 2001, the Company received $6.0 million from the sale of certain lease receivables.  These funds were also applied to repayment of the term loan.

          The Company anticipates repaying the additional amounts due on March 30, 2001, or at a later date, with proceeds from lease finance transactions or proceeds from the sale of other assets.

          Under the terms of the credit agreement, the banks are entitled to warrants to purchase shares of the Company’s common stock.  The number of shares purchasable under the warrants is dependent upon the level of borrowings under the term notes as of specified dates.  The warrants exercise price will be established at the fair market value of the Company’s stock on the specified date.  No warrants have been issued at January 27, 2001.

          Management of the Company believes that a combination of; A) cash expected to be generated from operations, B) borrowing capacity available under the financing arrangements discussed above, including the potential extension and/or restructuring of terms relative to the term loans due March 30, 2001, C) other debt facilities, D) issuance of debt or equity securities, and E) lease financing, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2001.

          However, there can be no assurance as to the outcome of the Company’s future financing efforts or whether adequate financing will be available to support the Company’s cash flow needs beyond the maturity date of the current agreement discussed above.  As a result of the foregoing, the Company has been advised by its independent public accountants that if these liquidity matters are not adequately resolved prior to the completion of their audit of the Company’s financial statements for the year ending April 30, 2001, their auditor’s report on those financial statements may need to make reference to such liquidity matters.

BUSINESS SEGMENTS

          The Company delivers its products and services through three business segments, Communications, Consulting and Financial Services.  The Company’s interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are as follows (in thousands):

	For the Three Months Ended
	January 27, 2001		January 29, 2000
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Communications	$67,783	$(3,418)	$74,170	$(5,311)
Consulting	8,837	(3,692)	15,767	(10,955)
Financial Services	2,458	869	2,227	902
Totals	$79,078	$(6,241)	$92,164	$(15,364)

	For the Nine Months Ended
	January 27, 2001		January 29, 2000
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Communications	$219,560	$(7,328)	$245,193	$(6,769)
Consulting	32,276	(11,704)	72,750	(22,331)
Financial Services	6,885	2,902	6,669	2,782
Totals	$258,721	$(16,130)	$324,612	$(26,318)

SUBSEQUENT EVENTS

On February 7, 2001, the Company announced the sale of its 75% interest in Connaissance Consulting to Connaissance’s founder for $16.0 million. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of the Company with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005.  Certain principal reduction provisions apply to any payments made prior to July 31, 2001, which could reduce the total selling price to $10.0 million.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Norstan is a leading provider of e-business, convergence and communications solutions and  services to business clients worldwide.  To address the complex communication requirements of its customers, Norstan provides a broad range of products and services through three business segments;  Communications, Consulting and Financial Services, which accounted for 85.7%, 11.2% and 3.1% of Norstan’s revenues for the fiscal quarter ended January 27, 2001, respectively.  Within the Communications business segment: Communication Solutions offers a comprehensive portfolio of technology solutions including IP Telephony, traditional PBXs, unified messaging, long distance and conferencing and call center solutions;  Communication Services provides a full array of customer support services including maintenance and support services, systems modifications and managed communication services;  Advanced Services Group provides unified media and converged infrastructure solutions, Voice-Over Data Networking and IP Telephony services; and Conferencing Solutions offers audio and video bridging services, internet conferencing, webcasting, consulting services and conferencing products.   The Consulting business segment provides e-business solutions including e-commerce consulting services, e-business integration services, knowledge management consulting services, customer relationship management solutions and infrastructure services.  The Financial Services segment supports Norstan’s sales process by providing customized financing alternatives.

SUMMARY

               During the quarter ended January 27, 2001, the Company reported a net loss of $8.3 million or $0.73 per common share, as compared to a net loss of $11.8 million or $1.08 per common share for the quarter ended January 29, 2000.  For the nine month period ended January 27, 2001, the Company incurred a net loss of $23.6 million, or $2.10 per common share, compared to a net loss of $23.1 million, or $2.14 per common share for the similar period ended January 29, 2000.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A			DOLLAR AMOUNTS AS A
	PERCENTAGE OF REVENUES		PERCENTAGE	PERCENTAGE OF REVENUES		PERCENTAGE
	Three Months Ended		CHANGE	Nine Months Ended		CHANGE
	January 27, 2001	January 29, 2000	Fiscal 2001 vs. 2000	January 27, 2001	January 29, 2000	Fiscal 2001 vs. 2000
REVENUES:

Communications	85.7%	80.5%	(8.6%)	84.8%	75.5%	(10.5%)
Consulting	11.2%	17.1%	(44.0%)	12.5%	22.4%	(55.6%)
Financial Services	3.1%	2.4%	10.4%	2.7%	2.1%	3.2%
Total Revenues	100.0%	100.0%	(14.2%)	100.0%	100.0%	(20.3%)

COST OF SALES	73.3%	79.8%	(21.2%)	73.4%	75.3%	(22.3%)
GROSS MARGIN	26.7%	20.2%	13.7%	26.6%	24.7%	(14.2%)
SELLING, GENERAL &
ADMINISTRATIVE EXPENSES	34.6%	36.9%	(19.4%)	32.8%	32.2%	(18.7%)
RESTRUCTURING CHARGE	--		N/A	--	0.6%	(100.0%)
OPERATING LOSS	(7.9%)	(16.7%)	(59.4%)	(6.2%)	(8.1%)	(38.7%)
Interest Expense and Other, Net	(2.6%)	(1.6%)	41.9%	(2.9%)	(1.3%)	80.1%
LOSS BEFORE TAXES	(10.5%)	(18.3%)	(50.6%)	(9.1%)	(9.4%)	(22.6%)
Income Tax Benefit	--	(5.5%)	(100.0%)	--	(2.3%)	(100.0%)
NET LOSS	(10.5%)	(12.8%)	(29.5%)	(9.1%)	(7.1%)	2.0%

The following table sets forth, for the periods indicated, the gross margin percentages for Communications, Consulting and Financial Services.

	Three Months Ended		Nine Months Ended
	January 27, 2001	January 29, 2000	January 27, 2001	January 29, 2000

GROSS MARGIN PERCENTAGES:

Communications	26.6%	21.6%	25.5%	22.1%
Consulting	18.1%	6.6%	25.2%	29.3%
Financial Services	62.5%	69.1%	69.7%	69.1%

RESULTS OF OPERATIONS

          REVENUES. Revenues decreased 14.2% to $79.1 million in the third quarter of fiscal year 2001,  compared to $92.2 million for the third quarter of fiscal year 2000.   For the comparable nine month periods ended January 27, 2001 and January 29, 2000, revenues decreased 20.3% to $258.7 million from $324.6 million.

          Revenues from Communications decreased 8.6% to $67.8 million for the third quarter ended January 27, 2001, compared to $74.2 million for the similar period last year.  For the comparable nine month periods ended January 27, 2001 and January 29, 2000, revenues within this segment decreased 10.5% to $219.6 million from $245.2 million.  These decreases were the result of lower revenues in install, service, moves, adds and changes and network services revenue, somewhat offset by increases in convergence and year-to-date resale revenues, and the inclusion of approximately $1.0 million in revenues from new channel business under the announced relationship with Ericcson Enterprise Systems.  Install revenues were down 27.1% and 20.7% for the quarter and nine month periods ended January 27, 2001, respectively, as compared to the similar periods ended January 29, 2000.  Service and moves, adds and changes revenues were relatively flat quarter-to-quarter and decreased 6.5% for the comparable nine month periods.  Network services revenues decreased 15.4% and 15.6%, respectively.  Resale revenues declined slightly in the current quarter as compared to the year ago quarter.  For the comparable nine month periods, resale revenues increased 3.0%.  Convergence revenues increased 3.5% and 11.4% for the comparable three and nine month periods, respectively.

          Revenues from Consulting decreased 44.0% to $8.8 million in the third quarter ended January 27, 2001 from $15.8 million in the similar period last year.  Consulting revenues decreased 55.6% to $32.3 million during the nine months ended January 27, 2001, compared to $72.8 million for the similar period ended January 29, 2000.  These decreases are the result of significantly lower volume at Norstan Consulting, which has reduced its workforce by approximately two-thirds over the past year as it has transitioned its business to a national practice focusing on e-business, integration, infrastructure, customer relationship management and strategic advisory service practices.  Consultant utilization was lower than planned during November and December.

          Revenues from Financial Services increased 10.4% to $2.5 million in the third quarter of fiscal year 2001, compared to $2.2 million for the similar quarter last year.  For the nine month period ended January 27, 2001,  Financial Services’ revenues were $6.9 million compared to $6.7 million for the similar period ended January 29, 2000.

          GROSS MARGIN.  The Company's gross margin increased 13.7% to $21.1 million for the quarter ended January 27, 2001, compared to $18.6 million for the similar quarter last year.  As a percent of total revenues, gross margin increased to 26.7% for the three month period ended January 27, 2001, compared to 20.2% for the similar period ended January 29, 2000.  For the nine months ended January 27, 2001, gross margins decreased $11.3 million, or 14.2%, to $68.8 million from $80.2 million for the similar period last year.  As a percent of total revenues, gross margin improved to 26.6% for the nine month periods ended January 27, 2001, compared to 24.7% for the similar period ended January 29, 2000.

          The gross margin for Communications increased to 26.6% during the third quarter of fiscal year 2001, compared to 21.6% for the same period in fiscal year 2000.   For the comparable nine month periods, Communications’ gross margins increased to 25.5% from 22.1%.  These increases in Communications’ gross margin percentages were the result of improvements in install, service and moves, adds and changes margins over the comparable three and nine month periods, somewhat offset by decreases in resale and network service margins.

          Install margins increased to 22.7% from 17.0% for the third quarter of fiscal 2001.  For the comparable nine month periods, install margins increased to 22.0% from 19.4%.  Service and MAC margins increased to 31.6% from 18.3% for the third quarter of fiscal 2001 and was up to 29.0% from 21.6% for the comparable nine month periods.  Resale margins were relatively flat for the comparable three month periods and down only slightly for the nine month periods.  Network services margins decreased to 26.8% from 29.5% for the quarter ended January 27, 2001 as compared to the similar period ended January 30, 2000 and decreased to 24.5% versus 26.5% for the comparable nine month periods.

          Gross margins for Consulting were 18.1% and 25.2% for the three and nine month periods ended January 27, 2001, compared to 6.6% and 29.3% for the similar periods last year.   As Consulting has undergone significant transitions in its business practices during fiscal 2001, margin comparisons to fiscal 2000 are not particularly meaningful.  Lower than planned utilization in the current quarter negatively impacted margins.  Consulting is also pursuing new practices such as security and wireless, which offer opportunities for higher utilization and billing rates.

          Gross margin as a percent of revenues for Financial Services was 62.5% and 69.7% for the three and nine month periods ended January 27, 2001 as compared to 69.1% for both the three and nine month periods last year.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses decreased 19.4% to $27.4 million in the third quarter of fiscal year 2001, from $34.0 million in the similar period last year.  For the comparable nine month periods ended January 27, 2001 and January 29, 2000, selling, general and administrative expenses decreased $19.6 million, or 18.7%, to $85.0 million from $104.5 million.  As a percent of revenues, selling, general and administrative expenses were 34.6% and 32.8% for the three and nine month periods ended January 27, 2001, compared to 36.9% and 32.2% for the similar periods last year.  The Company has taken measures to remove a significant amount of costs from its businesses over the past year.  During the current quarter ended January 27, 2001, the Company’s administrative, IT and finance functions were restructured to mirror the Company’s “One Norstan Theme.”  The Company continues to monitor expenditures and is pursuing aggressive cost control measures.

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

          INTEREST EXPENSE.  Interest expense was $2.0 million and $1.8 million for the three month periods ended January 27, 2001 and January 29, 2000, respectively, and $6.1 million and $4.6 million for the respective nine month periods.  These increases were primarily the result of higher interest rates on the Company’s credit facilities.

          INCOME TAXES.  The Company did not record any income tax benefit related to the current quarter’s loss or for the nine months then ended.  During the periods ended January 29, 2000, the Company recorded a tax benefit related to the third quarter and fiscal year-to-date losses of approximately 30% and 24% respectively, based on projections of the full fiscal year’s results and effective tax rate, also reflecting the impact of non-deductible goodwill amortization.

          NET LOSS.  In the third quarter of fiscal 2001, the Company reported a net loss of $8.3 million or $0.73 per share, compared to a net loss of $11.8 million or $1.08 per share for the third quarter of fiscal 2000.  For the nine months ended January 27, 2001, the Company reported a net loss of $23.6 million, or $2.10 per share, compared to a net loss of $23.1 million, or $2.14 per share, for the similar period last year.

LIQUIDITY AND CAPITAL RESOURCES

          Cash flow from operations improved significantly for the nine months ended January 27, 2001 as compared to the similar period last year.  Operating activities provided cash of $12.4 million currently as compared to utilizing cash of $1.7 million during the comparable period last year.  This improvement was the result of aggressive asset management.  Net cash used for investing activities decreased to $4.6 million for the nine months ended January 27, 2001, compared to $8.4 million for the similar period ended January 29, 2000.  Financing activities utilized $7.8 million in cash as compared to providing $9.8 million in cash during the prior period.

          CAPITAL EXPENDITURES.  The Company used $6.4 million for capital expenditures during the nine month period ended January 27, 2001, compared to $9.5 million in the similar period last year.  This reduction was the result of increased focus on cost controls and better utilization of current resources. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software, computer equipment and system integration.

          INVESTMENT IN LEASE CONTRACTS.  The Company has also made a significant investment in lease contracts with its customers. The additional investment made in lease contracts in the first nine months of fiscal year 2001 totaled $23.0 million. Net lease receivables decreased to $65.9 million at January 27, 2001 from $67.7 million at April 30, 2000.

          The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments.  Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $33.2 million at January 27, 2001 as compared to $44.8 million at April 30, 2000. Interest rates on these credit agreements at January 27, 2001 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers.   The Company anticipates entering into additional lease financing transactions, including potential sales of lease receivables, in the fourth quarter of fiscal 2001 in order to repay amounts due under the credit agreement discussed below.  However, there can be no assurance that such transactions will occur.

BANK FINANCING

          As of January 27, 2001, the Company had a $78.0 million credit agreement with certain banks.  This facility consists of the following components;  A)  $15.0 million term loan maturing on March 30, 2001, B) $15.0 million term loan, $10.0 million payable on March 30, 2001 and the remaining $5.0 million maturing on June 29, 2001, C) $18.0 million term loan maturing on  June 29, 2001, and D) up to $30.0 million revolving line of credit based on the Company’s level of receivables and inventory.  The term loans bear interest at the banks’ reference rate plus 3.5% to 4.5% and the revolving facility bears interest at the banks’ reference rate plus 2.5%.

          Annual commitment fees on the unused portions of the credit facility are 0.25%.  Under the terms and conditions of the credit agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios.  The Company was in compliance with such requirements as of January 27, 2001.

          The credit agreement also requires mandatory prepayment of specific term loan amounts upon the completion of certain transactions.  Subsequent to quarter end, the Company sold its 75% interest in Connaissance Consulting (see “Subsequent Events” note).  The Company received $3.0 million at closing  which has been applied to reduce the $15.0 million term note due on March 30, 2001.   In addition, on February 26, 2001, the Company received $6.0 million from the sale of certain lease receivables.  These funds were also applied to repayment of the term loan.

          The Company anticipates repaying the additional amounts due on March 30, 2001, or at a later date, with proceeds from lease finance transactions or proceeds from the sale of other assets.

          Under the terms of the credit agreement, the banks are entitled to warrants to purchase shares of the Company’s common stock.  The number of shares purchasable under the warrants is dependent upon the level of borrowings under the term notes as of specified dates.  The warrants exercise price will be established at the fair market value of the Company’s stock on the specified date.  No warrants have been issued at January 27, 2001.

          Management of the Company believes that a combination of; A) cash expected to be generated from operations, B) borrowing capacity available under the financing arrangements discussed above, including the potential extension and/or restructuring of terms relative to the term loans due March 30, 2001, C) other debt facilities, D) issuance of debt or equity securities, and E) lease financing, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2001.

          However, there can be no assurance as to the outcome of the Company’s future financing efforts or whether adequate financing will be available to support the Company’s cash flow needs beyond the maturity date of the current agreement discussed above.  As a result of the foregoing, the Company has been advised by its independent public accountants that if these liquidity matters are not adequately resolved prior to the completion of their audit of the Company’s financial statements for the year ending April 30, 2001, their auditor’s report on those financial statements may need to make reference to such liquidity matters.

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

          The risks and uncertainties that may affect the operations, performance, developments and results of the Company’s business include the following: ability to obtain adequate financing, national and regional economic conditions; pending and future legislation affecting the IT and telecommunications industries; the Company's business in Canada; stability of foreign governments; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors.

          Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks.  These risks primarily relate to the sale of products to foreign customers and changes in interest rates on obligations under the Company’s long-term debt obligations, discounted lease rentals, capital leases and other long-term debt obligations.

          The potential loss from a 10% adverse change in foreign currency rates on the Company’s foreign installment contracts at January 27, 2001 would not materially affect the Company’s consolidated financial position, results of operations or cash flows.

          The Company’s current unsecured revolving long-term credit agreement carries interest rate risk that is generally related to the banks’ reference rate.  If this rate were to change while the Company was borrowing under the agreement, interest expense would increase or decrease accordingly.  As of January 27, 2001, total consolidated borrowings under this agreement were $66.4 million.

          The Company has no earnings or cash flow exposure due to market risks on its discounted lease rentals or its capital lease and other long-term debt obligations as a result of the fixed-rate nature of these obligations.  However, interest rate changes would affect the fair market value of the lease rentals, capital leases and other long-term debt obligations.  At January 27, 2001, the Company had fixed rate lease rentals of $33.2 million and capital lease and other long-term debt obligations of $4.9 million.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

                    Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                    None.

ITEM 5.      OTHER INFORMATION

                    None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8–K

(a)	Exhibits.

	Exhibit 10(a).	Amended and Restated Credit Agreement, dated as of December 20, 2000, by and among the Company, certain banks as signatories thereto (the “Banks”) and U.S. Bank National Association, as one of the Banks and as agent for the Banks.

	Exhibit 10(b).	Amended and Restated Asset Purchase Agreement dated December 31, 2000, by and between Norstan Communications, Inc. and Ericcson, Inc.

	Exhibit 10(c).	Purchase agreement among Jeffrey A. Lusenhop and Norstan Communications, Inc. and Norstan, Inc. date January 1, 2001.

(b)	Reports on Form 8–K.

None

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC.
Registrant

Date: March 13, 2001	By /s/ James C. Granger
James C. Granger
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 13, 2001	By /s/ Scott Christian
Scott Christian
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)