Form 10-K
period 2001-04-30
NORSTAN INC
filed 2001-07-30
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8141

NORSTAN, INC.
(Exact name of registrant as specified in its chapter)

Minnesota (State of incorporation)	41-0835746 (I.R.S. Employer identification No.)

5101 Shady Oak Road, Minnetonka, Minnesota 55343
(Address of principal executive offices)

The Company’s phone number: 952-352-4000	The Company’s internet address: www.norstan.com

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.10 par value per share)
Common Stock Purchase Rights
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      As of July 13, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq National Market System was approximately $36,715,000.

      As of July 13, 2001 there were outstanding 12,279,258 shares of the registrant’s common stock, par value $.10 per share, its only class of equity securities.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

PART I
Item 1. Business.
Summary
Industry Overview
The Norstan Solution
Norstan’s Business Strategy
Norstan’s Growth Strategy
Products and Services
Customers
Strategic Alliances
Sales and Marketing
Customer Service
Locations
Employees
Competition
Intellectual Property Rights
Government Regulation
Backlog
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for the Company's Common Equity and Related Stockholder Matters.
Item 6. Selected Consolidated Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EX-10.(d)(1) First Amendment to Credit Agreement
EX-10.(d)(2) Second Amendment to Credit Agreement
EX-10.(d)(3) Third Amendment to Credit Agreement
EX-10.(d)(4) Fourth Amendment to Credit Agreement
EX-10.(d)(5) Fifth Amendment to Credit Agreement
EX-10.(I) Employment Agreement dated 10/27/00
EX-22 Subsidiaries of Norstan, Inc.
EX-23.(a) Consent - Independent Public Accountants

ii

PART I

Item 1. Business.

BUSINESS

Summary

      Norstan is a full-service telecommunications solutions company that delivers voice and data technologies and services, and remanufactured equipment to select corporate end-users and channel partners. Norstan also offers a full range of technologies for call center design, messaging, infrastructure, conferencing, and mobility. The Company is headquartered in Minneapolis, Minnesota.

      Norstan drives its business by delivering legendary service through the installation of a broad array of technology platforms, software solutions and on-going system maintenance needs. The Company currently works with more than 18,000 customers, ranging from start-up organizations to large global enterprises, drawing its customers from the banking/finance, healthcare, manufacturing, retail, government, education and non-profit sectors. The Company derives significant revenue from technology service support sales to a broad channel of manufacturers, resellers and distributors and through partnerships with manufacturers offering best of breed technology. Norstan also maintains a direct sales effort focused on Fortune 1000 companies, and an inside sales force focused on smaller opportunities. The Company’s remanufactured equipment segment supports the Company’s customer base, channel partners, resellers and distributors with efficient and reliable resale services.

      To address the complex communication requirements of its customers, Norstan provides a broad range of products and services through four interrelated business segments: Communications Technology Solutions and Services, Resale, Network Services and Financial Services which accounted for 78.8%, 8.8%, 9.2% and 3.2% of Norstan’s fiscal year 2001 revenues, respectively. Solutions and Services provides best-of-breed technologies and services focused on selected end-user customers throughout North America and technology implementation and support services for network providers, manufacturers, integrators, and resellers. Resale Services provides refurbished and re-certified voice and data products to end users. Network Services provides multiple source local and long distance services including related consulting and professional services. Financial Services supports the sales process by providing customers with customized financing alternatives.

      The Company maintains 30 sales and service locations in 28 cities throughout the United States and Canada. Norstan has served more than 18,000 customers across a broad range of industries and focuses its marketing efforts on middle-market and Fortune 1000 companies with complex technology and communication requirements. Current customers include Charles Schwab, Best Buy, IBM, and Harley-Davidson. Norstan’s strong emphasis on customer satisfaction is evidenced by a fiscal year 2001 survey of Norstan’s communication customers that found an overall satisfaction rating of 95.6%. This dedication to customer service, together with the Company’s breadth of service offerings has resulted in Norstan becoming the fourth largest communications services provider in North America. The Company believes that its outstanding customer service will enable Norstan to capture a greater portion of each customer’s communication budgets in the future as well as provide other growth opportunities through multi-channel marketing (see Norstan’s Growth Strategy).

      Norstan provides leading-edge technologies in its Solutions and Services and Resale segments. The Company has established strategic alliances with leading communication companies that enhance Norstan’s ability to offer best of breed solutions to its customers. Strategic partners include Siemens, VTEL, PictureTel, Latitude, Ericsson, Aspect, Blue Pumpkin, Nuance, Cisco Systems, Sprint, Lucent Technologies (formerly Octel), Captaris, Rockwell, SpeechWorks, Alcatel, Comdial and SpectraLink.

      During fiscal 2001, the Company divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. The two units that made up the Company’s IT consulting business, Connaissance Consulting and Norstan Consulting, were sold on February 7 and April 30, 2001, respectively. In addition to refocusing the Company’s strategy, lack of realized synergies between the Company’s communications and consulting businesses and recurring losses within the consulting businesses contributed to the decision to divest of this non-strategic business segment.

Industry Overview

      Until recently, intense global competition and accelerating technological change have driven businesses to depend on technology-based solutions to enhance their competitive position, and to improve productivity and the quality of their products and services. The current economic conditions, however, have significantly slowed that trend. Companies that have traditionally relied on technology-based solutions as strategic business tools are frequently postponing or curtailing technology decisions. This has had a significant effect on both the business climate and the telecommunications industry.

      The effect of the economic slowdown on the telecommunications industry has been a slowing in the rate of technological change. As technology spending has decreased, the highly leveraged Competitive Local Exchange Carriers (CLECs) segment has become a casualty of an overabundance of network bandwidth. The decline of the dot-com industry has also contributed to the situation now where technology equipment manufacturers have excess inventories and bad debt write-offs.

      While customers continue to rely heavily on technology to reduce transaction costs by increasing operational efficiencies, the bias toward software-centric solutions in lieu of hardware continues. Notwithstanding the slow economic conditions, growth continues to occur in such areas as customer contact solutions, CTI (computer telephony integration), unified media, convergence (IP telephony), and mobility.

      Current financial pressures also are making it increasingly difficult for communications equipment manufacturers to support a direct distribution model. Most independent distribution channels lack an adequate geographic footprint, infrastructure, processes, and resources to effectively fulfill the manufacturer’s need to deploy complex high-end technology solutions. This has resulted in the need for systems integration and support services through third-party providers. A key competency being driven by the market is the ability to effectively integrate disparate technology platforms into enterprise-wide applications solutions.

      As a result of these factors, demand for communication services and products has been relatively flat. For calendar year 2000, Phillips InfoTech (InfoTech), a market research firm specializing in telecommunications market information, estimates that the U.S. market for voice and converged solutions peaked at $4.9 billion in 1999, and remained stable in 2000; various forecasting firms, including Phillips, Frost & Sullivan, Data Communications and Vertical Systems group, project that PBX system spending will decline through 2002, with a potential increase in 2003. New PBX systems shipments decreased 15.8% in 2000 over 1999. This decline in PBX spending is attributed to the development of combined voice and data technology in the form of IP Telephony. Accelerated growth in IP Telephony is expected to take hold in 2002 and to reach equal market share with PBX systems by 2004. Recent slowdowns in technology spending may delay this development, however. Field maintenance and repair is the largest, but slowest growing segment in services associated with the voice marketplace. This includes the maintenance and repair of PBX, Key/Hybrid, Voice Processing: IVR, CTI, ACD, and fax. Growth in 2000 was estimated by Blumberg & Associates at 0.7%, to $6.0 billion, with projected compound annual growth of approximately 3.3% through 2004. Growth in advanced or unified messaging is expected to grow at a compound annual rate of 75.0% through 2004, to $13.5 billion in annual revenue from $1.2 billion in spending in 2000. Spending in video conferencing totaled an estimated $1.5 billion in 2000, and is projected to grow at a compound rate of 20.8% through 2004, while the audio and data conferencing market is projected to grow to $3.0 billion in 2006 from $1.3 billion in 1999.

The Norstan Solution

      Norstan is a single-source provider of a wide range of communication software, services and equipment that enable its customers to compete and succeed in the global marketplace. The Company has leveraged its established reputation as a provider of premier communication products and services to deliver complex, high-end technology solutions to middle-market and Fortune 1000 companies. This broad range of offerings enables Norstan to serve as a single-source provider of communication solutions throughout the entire life cycle of a project. Norstan’s ability to serve as a single-source provider results in closer integration, reduced risk and greater management control for the customer. The Company believes that its customer relationships, its geographic reach and size, and its expertise in providing communication solutions will enable it to capitalize on the continuing growth and convergence of the hardware and software needs of middle-market and Fortune 1000 companies.

Norstan’s Business Strategy

      The Company’s objective is to become the leading provider of communications technology services to the enterprise market in North America. Key to the achievement of this objective are the following elements:

      Capitalize on the trend of “dis-integrating” by manufacturers and distributors in the converged communications and information technology areas. Equipment and software providers are increasingly outsourcing functions that are not core competencies. This trend has led to the rapid development of outsourced manufacturing, installation and ongoing services rather than the use of limited resources to maintain North American-wide installation and servicing organizations. Norstan is the largest, product independent, communications technology services organization targeting the enterprise customer in North America.

      Focus on delivering integrated solutions to a select number of direct customers. Enterprise level customers are increasingly demanding integrated solutions that require providers to offer consulting, leading-edge technology and ongoing service to build and maintain complex communication systems. This requires expertise in selected practice areas, best of breed product independence and a servicing capability that spans a wide geography. Norstan specializes in attracting and retaining high value customers who demand a broad spectrum of expertise, including call centers, conferencing, converged communications, and infrastructure development.

      Capitalize on the growth and consolidation of the secondary market for re-sale and re-manufacture of voice and data equipment. The secondary market for telecommunications continues to grow and continues to be fragmented. The one exception to this fragmentation is the Norstan/Siemens operation which controls nearly 70% of the resale and re-manufacture of Siemens equipment in North America. Through its wholly-owned subsidiary, Vibes Technologies, Inc. (Vibes), Norstan believes it can provide a new level of integrated direct and web-based service to the secondary market for such products as those manufactured by Cisco, Avaya and Nortel.

      Provide superior customer service.   The Company’s dedication to providing service beyond its customers’ expectations has produced many favorable customer relationships and resulted in increased exposure to potential new customers. Norstan’s emphasis on customer satisfaction is evidenced by a fiscal year 2001 survey of Norstan’s customers, in which Norstan received an overall satisfaction rating of 95.6%. The Company believes that its reputation for superior service will lead to opportunities in its multi-channel marketing and cross-selling strategy designed to expand the products and services it sells to its customer base.

      Attract, develop and retain highly skilled professionals. The Company will continue to attract, develop and retain the highest caliber of personnel by providing a rewarding work environment, competitive pay and benefits, and opportunities for individual growth and development. Norstan has had a long history of creating a values-based culture that emphasizes ethical actions and respect for the individual.

Norstan’s Growth Strategy

      The Company expects growth from each of its three primary and inter-related business groups. Norstan’s Direct Solutions and Services business provides best-of-breed technologies and services focused on selected end-user customers throughout North America, its Channel Partner Services function specializes in technology implementation and support services for network providers, manufacturers, integrators, and resellers; and its Resale Services unit provides refurbished and re-certified voice and data products to end users.

      The largest of these units is the Company’s Direct Solutions and Services business, which has been organized into specific practice areas designed to provide opportunities for increased revenues from both new and existing customers. The Company has defined these practice areas as its Voice and Converged Solutions, Collaboration Solutions, Customer Contact Solutions, and Infrastructure and Services Solutions. Within each practice area the Company offers consulting, best-of-breed technologies and legendary customer service.

      Norstan has successfully developed new channel partnerships with Ericsson and Alcatel. In addition to the Company’s current direct enterprise marketing activities, Norstan is focused on marketing its industry-leading professional, consulting and traditional support services through a broad spectrum of enterprise solution providers. Such enterprise solution providers include CLECs, Incumbent Local Exchange Carriers (ILECs), Internet Service Providers (ISPs), and Applications Services Providers (ASPs) as well as other channel partners, such as Value-Added Resellers (VARs), Systems Integrators, and Manufacturer Direct channels.

      Services offered to these multi-channel partners include a complete spectrum of capabilities from applications planning through solution implementation, network monitoring, installation, support, upgrades and maintenance. According to industry studies by InfoTech, the combined markets for these services are projected to be $28.0 billion by 2004 and expected to grow at an average annual growth rate of nearly 40.0% between 2000 and 2004. InfoTech participated with Norstan in the development of the Company’s growth strategy.

      Finally, Norstan expects the re-sale of used telecommunication and data equipment to continue to grow and the segment to consolidate. Vibes is uniquely positioned to take advantage of this growth and consolidation with its state-of-the-art e-commerce web site. The combination of this web based approach and Norstan’s premier knowledge of the secondary market will provide the bases for growth in this business group.

Products and Services

      Norstan provides customers with a broad range of communication and IT products and services to design, develop and implement technology solutions in a variety of customer environments. These products and services are delivered through the Company’s four business segments; Communications Technology Solutions and Services, Resale, Network Services and Financial Services:

      Communications Technology Solutions and Services & Resale

      Within its core Communications Technology segments are three interrelated business units:

•	Direct Solutions and Services. Provides best-of-breed technologies and services focused on selected end-user customers throughout North America.

•	Channel Partner Services. Technology implementation and support services for network providers, manufacturers, integrators, and resellers.

•	Resale Services. Provides refurbished and re-certified voice and data products to end users.

      Norstan’s product and service offerings are centered around four Practice Areas:

•	Voice and Converged Solutions

o	PBX Systems
o	IP Telephony
o	Wireless LANs

•	Collaboration Solutions

o	Video Conferencing
o	Audio Conferencing
o	Data Collaboration
o	Unified Messaging
o	Voice Messaging

•	Customer Contact Solutions

o	Call Center Switching Platforms
o	Interactive Voice Response
o	Speech Recognition
o	CTI (Computer Telephony Integration)
o	Workforce Management
o	Quality Monitoring
o	Intelligent Call Routing
o	Media Blending / Web Enablement

•	Infrastructure and Services Solutions

o	Structured Cabling
o	Optical Networks
o	Multimedia Solutions
o	Remote System Monitoring & Diagnostic Analysis
o	System Modifications (Moves, Adds, and Changes)
o	Managed Communication Services
o	24 x 7 Customer Support

      Within each Practice Area Norstan provides world class communications consulting services, leading edge technologies, and legendary implementation and support services.

      Network Services

      Norstan Network Services provides multiple source local and long distance services and related consulting and professional services. Through strategic relationships with world class business partners, Network Services is able to deliver custom, flexible and unique solutions to the Company’s customers.

      Financial Services

      Norstan Financial Services provides Norstan customers with creative and flexible financial solutions for technology and business essential equipment acquisitions. These financial alternatives are offered under a private label leasing program through the partnership between Fidelity Leasing and Norstan Financial Services.

Customers

      Norstan focuses its marketing efforts on middle-market and Fortune 1000 companies with complex communication requirements. Norstan has served over 18,000 customers across a broad range of industries over the last three fiscal years. No single customer accounted for more than 5% of Norstan’s total revenue during any of the last three fiscal years.

A sample of current premier customers of the Company include the following:

ADC Telecommunications	Alltel Corp.

American Freightways	Best Buy

Canadian Imperial Bank of Commerce	Charles Schwab

Data Listing Service, L.P.	Harley-Davidson

IBM	Marquette University

US Bancorp	United Parcel Service Of America, Inc.

Strategic Alliances

      The Company believes that its relationships with a wide range of leading technology companies enhance Norstan’s ability to deliver the appropriate solution to each customer. Strategic alliance partners include Siemens, VTEL, PictureTel, Latitude, Ericsson, Alcatel, Aspect, Blue Pumpkin, Nuance, Cisco Systems, Sprint, Lucent Technologies (formerly Octel), Captaris, Rockwell, SpeechWorks and SpectraLink. In addition, the Company distributes complimentary communication products that fit specific segments of the marketplace. These include hybrid switching systems, personal computer-based voice processing and video conferencing systems, as well as data communication products from Novell, Newbridge and others.

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

Sales and Marketing

      Throughout the United States and Canada, Norstan’s product and services offerings are brought to market through four separate but complimentary distribution channels. These include Direct Solutions Sales, Telesales, Channel Account Sales, and Web-based e-business Sales. These distribution channels are reflected in the Company’s core business units as follows:

Core Business Unit	Distribution Channels

Direct Solutions and Services	•	Direct enterprise sales focused on selected end user accounts.

	•	Telesales sales people focused on mid-tier and below accounts.

Channel Partner Services	•	Direct sales people and channel account managers focused on manufacturers, network providers, integrators, and resellers.

Resale Services	•	Telesales sales people focused on enterprise end-users of voice and data equipment.

	•	Web-based e-business through Norstan’s industry leading www.Vibestech.com website.

      This multi-channel distribution model uses the most cost-effective sales channels to bring the Company’s products and service offerings to market. Each channel is staffed with Sales Specialists who are highly focused in one of the four Norstan Practice Areas. In addition to having a comprehensive understanding of their specialty, these Specialists also have a sound understanding of all Norstan’s product and services offerings to recognize additional sales opportunities and maximize account share. Each Sales Specialist uses a comprehensive approach to evaluate each customer’s technology needs. The Sales Specialist begins with a detailed analysis of the customer’s current and future communication and IT systems requirements. After determining the customer’s needs, the Sales Specialist, together with a Norstan Solutions Engineer, develop a solution that satisfies current and anticipated requirements. Norstan’s operations team then works with the customer to plan the delivery and implementation of the solution and to identify required training. By planning the precise requirements of each phase of the solution delivery, Norstan’s specialists are able to minimize service interruption for the customer. Norstan also provides an ongoing support program tailored to meet the customer’s specific application requirements that incorporates remote diagnostics, in-field service and support, additional training and help desk support from Norstan’s customer support representatives.

      Norstan’s marketing strategy is designed to capture the maximum possible portion of Norstan’s existing customers’ communication and IT budgets and to identify and develop new customer relationships. Norstan has developed a team of highly trained Enterprise Account Managers (EAM) to focus on the Company’s largest and most strategic accounts. These EAMs work with the client’s senior level management to gain a comprehensive understanding of their business needs and to ensure the most effective deployment of Norstan’s resources relative to the account strategy. Norstan believes the use of EAMs will provide high quality sales and customer service and support Norstan’s ongoing marketing efforts, as satisfied customers are more likely to choose Norstan to supply additional communication and IT products and services.

Customer Service

      Norstan believes that providing exceptional customer service is an important element of its ability to compete effectively in the communication marketplace. Norstan has invested heavily in new technology designed to help resolve a substantial portion of customer support and service issues quickly and remotely. Norstan coordinates its customer service response through four remote diagnostics and dispatch centers located in the Minneapolis, Cleveland, Los Angeles, and Montreal areas. In fiscal year 2001, these centers handled more than 360,000 customer calls with approximately 60% of the service-related calls addressed remotely. By comparison, only 18% of customer calls were resolved remotely in fiscal year 1994. For calls requiring immediate on-site service and support, Norstan maintains a force of highly trained service technicians, design engineers and customer support representatives.

      Norstan has approximately 160 employees in its four remote diagnostics and dispatch centers devoted primarily to providing customer service, and has more than 400 service technicians in the field. With Norstan’s remote problem resolution capability and its staff of highly trained technicians, the Company is able to promptly resolve customer support requests. Norstan’s commitment to customer service is evidenced by a fiscal year 2001 survey of Norstan’s communication customers that found an overall satisfaction rating of 95.6%.

Locations

      The Company currently supports its clients with 30 sales and service locations in 28 cities within the United States and Canada, including the following:

Albuquerque, NM Appleton, WI Birmingham, AL Brea, CA Calgary, Alberta Cedar Rapids, IA Cincinnati, OH Cleveland, OH Columbus, OH Davenport, IA	Des Moines, IA Las Vegas, NV Lexington, KY Louisville, KY Madison, WI Milford, MA Milwaukee, WI Minneapolis, MN Montreal, Quebec New Orleans, LA	Oklahoma City, OK Omaha, NE Phoenix, AZ Riverside, CA Toledo, OH Toronto, Ontario Tulsa, OK Vancouver, British Columbia

Employees

      The Company’s U.S. operations had a total of 1,406 employees as of April 30, 2001 consisting of 294 sales and marketing personnel, 703 operations, service and installation employees, 36 consulting employees and 373 administrative employees. Of these employees, approximately 89 were covered by collective bargaining agreements. The Company considers relations with its employees to be good and has not experienced any work stoppages.

      The Company’s Canadian operations had a total of 145 employees as of April 30, 2001, consisting of 39 sales and consulting personnel, 85 operations, service and installation employees, and 21 administrative personnel. The Company considers relations with the Canadian employees to be good and has not experienced any work stoppages.

Competition

      Norstan’s marketing strategy is designed to capture a larger portion of existing customers’ communication and IT budgets and to identify and develop new customer relationships. The Company competes with its customers’ internal resources, particularly when these resources represent a fixed cost to the customer. Such competition may impose additional pricing pressures on the Company. Subject to this competitive environment, the Company competes on the basis of: the depth and breadth of services and products offered; the ability to integrate IT and communication systems as the related technologies continue to converge; its reputation for providing superior customer service; and the number and strength of customer relationships.

      The Company also competes in its markets with Nortel Networks, of Brampton, Ontario; Avaya Communications, of Basking Ridge, NJ; Aspect Communications, of San Jose, CA, and Wiltel Communications, of Norcross, GA.

Intellectual Property Rights

      The Company relies upon a combination of nondisclosure and other contractual arrangements with certain key employees and business partners, and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. Norstan enters into confidentiality agreements with certain of its employees and business partners and limits the distribution of proprietary information.

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

Backlog

      As of April 30, 2001, the Company had signed contracts for telecommunications products aggregating approximately $18.9 million, substantially all of which are expected to be fulfilled by the end of fiscal 2002. As of April 30, 2000, the Company had signed contracts aggregating approximately $35.9 million, substantially all of which were fulfilled by the end of fiscal 2001. The usual time period between the execution of a contract and the completion of the installation is three to twelve months, depending on the size and complexity of the system.

Item 2. Properties.

      The executive offices of the Company are located in Minnetonka, Minnesota, where the Company leases approximately 165,000 square feet of office space. The Company also has area headquarters in Brecksville, Ohio, and Phoenix, Arizona, where the Company leases approximately 42,750 and 34,400 square feet of office space, respectively. In addition to the space above, the Company leases sales and service offices in 21 other cities within the United States. In Canada, the Company leases approximately 28,800 square feet of office space in Toronto, Ontario, which serves as its Canadian headquarters. The Company also leases sales and service offices in three other cities within the Canadian provinces of Alberta, Quebec and British Columbia. The Company believes that the above-mentioned facilities are adequate and suitable for its current needs.

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

      The Company is pursuing various claims before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) and certain former employees of PRIMA, which claims arise out of the Company’s September 1997 acquisition of PRIMA. The Company alleges that the respondents breached various covenants contained in agreements entered into in connection with the purchase transaction, aided and abetted tortious interference with those contracts and misappropriated trade secrets resulting in a substantial deterioration in the value of the acquired business. The Company further alleges an alternative claim of fraud in the inducement based on the former owner’s voiding of non-competes prior to Norstan’s acquisition of PRIMA. In addition, the Company has asserted claims in North Carolina federal district court against the new company established by the former owner of PRIMA, for tortious interference with contracts and misappropriation of trade secrets.

      The Company is seeking to recover compensatory damages of approximately $22.5 million, together with punitive damages. Although management believes the Company’s claims are meritorious, there can be no assurance that the Company will prevail in the arbitration proceeding, or in the event that the Company does prevail in the arbitration proceeding, the amount of any damages that may be awarded to the Company. Further, there can be no assurance that the respondents will have sufficient assets to satisfy any award received by the Company pursuant to the arbitration proceeding.

      In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative who claims he is owed $458,675 in additional commissions. Norstan denies that the former sales representative is entitled to any additional commissions. Norstan filed a counterclaim, seeking reimbursement of overpayments that had been made to the sales representative. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. The Company believes the ruling is in error and intends to file an appeal. However, there can be no assurance that the Company will be successful in its appeal. Management believes that the April 30, 2001 consolidated financial statements adequately reflect the Company’s exposure under this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

      The Company’s common stock is traded on the National Over-the-Counter market and is listed on the national market system of the National Association of Securities Dealers’ Automated Quotations System (“NASDAQ”) under the symbol “NRRD”. The following table sets forth the high and low sale prices for the Company’s common stock as reported by NASDAQ for each quarterly period during the two most recent fiscal years:

	High	Low

Fiscal year ended April 30, 2001:

First Quarter	$6.563	$3.250

Second Quarter	5.500	2.688

Third Quarter	4.000	0.688

Fourth Quarter	2.250	0.906

Fiscal year ended April 30, 2000:

First Quarter	$14.250	$9.250

Second Quarter	12.875	7.000

Third Quarter	11.375	5.125

Fourth Quarter	9.875	5.125

      The quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

      As of July 13, 2001, there were 3,004 holders of record of the Company’s common stock.

NASDAQ Listing Requirements

      Norstan’s common stock is currently listed on the NASDAQ National Market. NASDAQ imposes on its member companies certain continued listing requirements, including the maintenance of a minimum of $4.0 million in net tangible assets. As of April 30, 2001, the Company had net tangible assets of $4.2 million. In the event that Norstan’s net tangible assets fall below $4.0 million, Norstan may be delisted and may be required to reapply for listing of its common stock for either the National Market or the NASDAQ SmallCap Market. The Company is currently developing plans to maintain compliance; however, there can be no assurance that these plans will be successful.

Restrictions on the Payment of Dividends

      The Company has not recently declared or paid any cash dividends on the common stock and does not intend to pay cash dividends on the common stock in the foreseeable future. The Company currently expects to retain earnings to finance the operations and the expansion of its business. In addition, the Company’s current revolving long-term credit agreement prohibits the payment of cash dividends without the prior written consent of the lenders thereunder.

Item 6. Selected Consolidated Financial Data.

      The selected consolidated financial data set forth below as of and for each of the fiscal years in the five-year period ended April 30, 2001 have been derived from the Company’s consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

	Fiscal Years Ended April 30,

	2001	2000	1999	1998	1997

	(In Thousands, Except Per Share Data)
Statements of Operations Data:

REVENUES	$297,700	$331,217	$367,370	$393,364	$364,535

COST OF SALES	214,920	254,963	262,521	285,762	264,754

GROSS MARGIN	82,780	76,254	104,849	107,602	99,781

Selling, general and administrative expenses	92,805	102,438	92,563	87,405	81,942

Restructuring charges	1,183	—	1,419	14,204	—

OPERATING INCOME (LOSS)	(11,208)	(26,184)	10,867	5,993	17,839

Interest expense	(7,988)	(6,315)	(4,782)	(3,823)	(1,753)

Other income (expense), net	(1,147)	(80)	387	30	(22)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(20,343)	(32,579)	6,472	2,200	16,064

Income tax provision (benefit)	—	(10,345)	2,815	924	6,586

INCOME (LOSS) FROM CONTINUING OPERATIONS	(20,343)	(22,234)	3,657	1,276	9,478

DISCONTINUED OPERATIONS:

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(11,889)	(46,715)	2,233	2,579	739

LOSS ON SALE OF DISCONTINUED OPERATIONS	(4,038)	—	—	—	—

NET INCOME (LOSS)	$(36,270)	$(68,949)	$5,890	$3,855	$10,217

NET INCOME (LOSS) PER COMMON SHARE:

BASIC — Continuing Operations	$(1.79)	$(2.05)	$0.35	$0.13	$1.04

Discontinued Operations	(1.40)	(4.32)	0.21	0.26	0.08

BASIC EPS	$(3.19)	$(6.37)	$0.56	$0.39	$1.12

DILUTED — Continuing Operations	$(1.79)	$(2.05)	$0.35	$0.13	$1.00

Discontinued Operations	(1.40)	(4.32)	0.21	0.26	0.08

DILUTED EPS	$(3.19)	$(6.37)	$0.56	$0.39	$1.08

WEIGHTED AVERAGE COMMON SHARES:

BASIC	11,373	10,818	10,473	9,719	9,140

DILUTED	11,373	10,818	10,537	9,917	9,418

	As of April 30,

	2001	2000	1999	1998	1997

Balance Sheet Data:

Working capital	$(24,342)	$31,133	$78,239	$58,568	$37,484

Total assets	169,839	236,906	308,516	275,608	224,173

Long-term debt, net of current maturities	38,200	67,257	61,411	52,440	18,284

Discounted lease rentals, net of current maturities	13,552	24,285	32,604	20,883	24,043

Shareholders’ equity	8,085	42,489	109,335	97,671	84,370

Cash dividends declared and paid	—	—	—	—	—

Unaudited Quarterly Results

      The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two year period ending April 30, 2001. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	For the Quarters Ended
	April 30,	January 27,	October 28,	July 29,	April 30,	January 29,	October 30,	July 31,
	2001	2001	2000	2000	2000	2000	1999	1999

Revenues	$71,254	$70,242	$77,418	$78,786	$79,354	$76,398	$88,257	$87,208

Cost of Sales	49,156	50,696	56,646	58,422	62,178	58,402	72,594	61,789

Gross Margin	22,098	19,546	20,772	20,364	17,176	17,996	15,663	25,419

SG&A Expenses	24,214	23,176	23,325	22,091	29,701	23,752	26,013	22,973

Restructuring Charges	1,183	—	—		—	—	—	—

Operating Income (Loss)	(3,299)	(3,630)	(2,553)	(1,727)	(12,525)	(5,756)	(10,350)	2,446

Interest Expense	(1,709)	(2,084)	(2,112)	(2,083)	(1,753)	(1,735)	(1,395)	(1,432)

Other Income (Expense), net	(114)	(5)	(1,019)	(8)	104	(28)	64	(220)

Income (Loss) Before Taxes	(5,122)	(5,719)	(5,684)	(3,818)	(14,174)	(7,519)	(11,681)	794

Income Tax (Benefit) Provision	—	—	—		(5,889)	(2,622)	(2,200)	365

Net Income (Loss) from Continuing Operations	(5,122)	(5,719)	(5,684)	(3,818)	(8,285)	(4,897)	(9,481)	429

Income (Loss) from Discontinued Operations	(3,535)	(2,585)	(2,047)	(3,722)	(37,559)	(6,875)	(2,734)	453

Loss on Disposal of Discontinued Operations	(4,038)	—	—		—	—	—	—

Net Income (Loss)	$(12,695)	$(8,304)	$(7,731)	$(7,540)	$(45,844)	$(11,772)	$(12,215)	$882

Net Income (Loss) Per Share:

Continuing Operations	$(0.44)	$(0.50)	$(0.51)	$(0.35)	$(0.76)	$(0.45)	$(0.88)	$0.04

Discontinued Operations	(0.64)	(0.23)	(0.18)	(0.34)	(3.43)	(0.63)	(0.25)	0.04

Net Income (Loss) Per Share	$(1.08)	$(0.73)	$(0.69)	$(0.69)	$(4.19)	$(1.08)	$(1.13)	$0.08

Weighted Average Shares	11,765	11,425	11,183	10,916	10,944	10,855	10,763	10,726

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      Norstan is a full service telecommunications company that delivers voice and data technologies and services, and remanufactured equipment to businesses and channel partners of all sizes. The Company delivers its products and services through four business segments, Communications Technology Solutions and Services, Resale, Network Services and Financial Services, which accounted for 78.8%, 8.8%, 9.2% and 3.2% of Norstan’s fiscal year 2001 revenues, respectively. Communications Technology Solutions offerings include customer contact-call centers, collaboration-conferencing and messaging, converged communication – IP telephony and PBX systems, infrastructure cabling, wiring, sound and signal and mobile business networking. Communications Technology Services offerings include project consulting, project management, installation, system monitoring and support services maintenance. Resale offers refurbished and re-certified voice and data products. Network Services offers multiple source local and long distance services and Financial Services supports the sales process by providing customized financing alternatives.

      In fiscal year 2001, the Company changed its reportable operating segments to reflect how it evaluates its operating performance and allocates resources. Prior to fiscal year 2001, the Company’s reportable segments included Consulting, Communications and Financial Services. As of April 30, 2001, the Company divested its IT consulting business. Accordingly, the net assets and operating results have been separately reported as discontinued operations.

Results of Operations

      The following table sets forth certain items from the Company’s consolidated statements of operations expressed as a percentage of total revenues:

	Years Ended April 30,

	2001	2000	1999

Revenues

Communications Technology:

Solutions and Services	78.8%	79.3%	83.2%

Resale	8.8	7.8	7.2

Network Services	9.2	10.2	7.4

Financial Services	3.2	2.7	2.2

Total Revenues	100.0%	100.0%	100.0%

Cost of sales	72.2	77.0	71.5

Gross margin	27.8	23.0	28.5

Selling, general and administrative expenses	31.2	30.9	25.2

Restructuring charges	0.4	—	0.4

Operating income (loss)	(3.8)%	(7.9)%	2.9%

Net income (loss) — continuing operations	(6.8)%	(6.7)%	1.0%

Net income (loss) — discontinued operations	(5.4)%	(14.1)%	0.6%

Net income (loss)	(12.2)%	(20.8)%	1.6%

      The following table sets forth the gross margin percentages for each of the Company’s business segments (continuing operations):

	Years Ended April 30,

	2001	2000	1999

Communications Technology:

Solutions and Services	25.5%	19.8%	26.8%

Resale	37.5	34.7	40.3

Network Services	23.6	26.6	26.9

Financial Services	69.8	69.5	62.7

Fiscal 2001 Compared to Fiscal 2000

      Revenues.   Total revenues from continuing operations decreased 10.1% to $297.7 million in fiscal year 2001 from $331.2 million in fiscal year 2000.

      Revenues within the Communications Technology segment of Solutions and Services decreased 10.7% to $234.6 million in fiscal year 2001 from $262.6 million in fiscal year 2000. This decrease was the result of lower revenues in Solutions’ practice areas including, call centers, PBX systems, and conferencing and messaging. In addition, revenues from Services’ moves, adds and changes were down year-to-year. These decreases were somewhat offset by increased revenues in convergence and from the inclusion of revenues from the Company’s channel partners. In addition, the Company’s service contract revenue increased year-to-year.

      Resale revenues increased 1.1% to $26.3 million in fiscal 2001 as compared to $26.0 million in fiscal 2000. Revenues from Network Services were down 19.1% to $27.3 million in fiscal 2001 from $33.7 million in fiscal 2000 as a result of decreased emphasis on pursuing additional Network Services’ revenue. Financial Services’ fiscal 2001 revenue of $9.6 million was up 7.5% from $8.9 million in fiscal 2000.

      Gross Margin.   The Company’s gross margin was $82.8 million and $76.3 million for the fiscal years ended April 30, 2001 and 2000, respectively, an increase of 8.6%. As a percent of total revenues, gross margin was 27.8% for fiscal year 2001 compared to 23.0% for fiscal year 2000.

      Gross margin as a percent of revenues for Communications Technology Solutions and Services improved to 25.5% in fiscal 2001 as compared to 19.8% in fiscal 2000. This improvement was the result of increased margins in install, service, moves, adds and changes and other infrastructure practices.

      Resale’s gross margin improved to 37.5% of revenues in fiscal 2001 as compared to 34.7% in fiscal 2000. Network Services fiscal 2001 gross margin was 23.6% of revenues down from 26.6% in fiscal 2000. Gross margin for Financial Services were relatively flat between fiscal 2001 and 2000 at 69.8% and 69.5%, respectively.

      Selling, General and Administrative Expenses.   The Company’s selling, general and administrative expenses decreased $9.6 million or 9.4% during fiscal 2001 to $92.8 million as compared to $102.4 million in fiscal 2000. As a percent of revenues, selling, general and administrative expenses were relatively flat year-to-year at 31.2% and 30.9% for fiscal 2001 and fiscal 2000, respectively. The Company has taken measures to remove a significant amount of costs from its business over the past year including headcount reductions and closure of certain leased facilities. The Company continues to monitor expenditures and is pursuing aggressive cost control measures.

      Restructuring Charge.   During the fourth quarter of fiscal year 2001, the Company recorded a restructuring charge of approximately $1.2 million relating to a workforce reduction and closure of certain facilities. This charge included the costs of severance ($683,000) and lease terminations and other facility costs ($500,000) related to non-strategic businesses, including Network Services and Financial Services, and for continued cost reductions in the Communications Technology businesses.

      Interest Expense.   Interest expense was $8.0 million for fiscal year 2001 as compared to $6.3 million for fiscal year 2000. Interest expense is incurred primarily in connection with the Company’s revolving credit line used for working capital purposes. Average month-end borrowings outstanding under the Company’s revolving long-term credit agreements were $68.9 million for fiscal year 2001 and $74.0 million for fiscal year 2000. Weighted average interest rates under the Company’s revolving long-term credit agreements were 11.7% for fiscal year 2001 as compared to 7.1% for fiscal year 2000.

      Other Income (Expense).   Net other expense of $1.1 million was incurred in fiscal 2001 as compared to $0.1 million in fiscal 2000. The increase in reported expense was primarily due to the write-off of $1.1 million in financing fees related to an unconsummated financing transaction that occurred in the second quarter of fiscal 2001.

      Income Taxes.   The Company provided no tax benefit on the loss in fiscal 2001, while the effective income tax rate was 20.0% for fiscal year 2000 and 43.5% for fiscal year 1999. The Company’s effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization, the impact of the fiscal 2000 goodwill writedown discussed below, as well as the impact of net operating loss carry forwards.

      Net (Loss) from Continuing Operations.   A net loss of $20.3 million or $1.79 per basic and diluted share was incurred in fiscal year 2001, as compared to a net loss of $22.2 million or $2.05 per share in fiscal year 2000.

      Discontinued Operations.   During fiscal 2001, the Company divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. In addition to refocusing the Company’s strategy, lack of realized synergies between the Company’s communications and consulting businesses and recurring losses within the consulting businesses contributed to the decision to divest of this non-strategic business segment.

      Divestiture of the IT consulting business began on February 7, 2001 with the sale of the Company’s 75% interest in Connaissance Consulting to Connaissance’s founder for up to $16.0 million. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of the Company with an aggregate face amount of $13.0 million maturing on various dates commencing on April 30, 2001 and ending December 31, 2005.

      The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale required the payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million maturing on August 28, 2001. In addition, as part of the transaction, the Company retained its rights to certain assets and assumed certain liabilities of Norstan Consulting.

      The results of these two business units have historically been reported as the Company’s “Consulting” business segment. With these sales, Consulting’s results are reported as discontinued operations at April 30, 2001, and the consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued businesses for all periods presented.

The results of operations from discontinued operations include the following charges:

      Restructuring Charge.   During the second quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $2.0 million related to its Consulting business. The $2.0 million charge consisted of noncancelable lease obligations for branch offices to be closed ($1.0 million), software and other asset write-offs ($800,000), and severance costs ($200,000).

      Writedown of Goodwill.   During the fourth quarter of fiscal year 2000, the Company recorded a charge of $32.2 million to write down goodwill created in connection with its consulting business acquisitions, principally as a result of significant operating losses and negative cash flows incurred in the Consulting business segment during fiscal 2000.

Summary operating results of the discontinued operations are as follows (in thousands):

	Years Ended April 30,

	2001	2000	1999

Revenues	$39,410	$87,304	$115,339

Cost of sales	31,558	65,826	75,149

Gross margin	7,852	21,478	40,190

Selling, general and administrative expenses	19,667	41,388	36,101

Restructuring charge	—	1,969	103

Writedown of goodwill	—	32,244	—

Operating income (loss)	(11,815)	(54,123)	3,986

Other income (expense), net	(74)	677	(33)

Net income (loss) before taxes	(11,889)	(53,446)	3,953

Tax provision (benefit)	—	(6,731)	1,720

Net income (loss) from discontinued operations	$(11,889)	$(46,715)	$2,233

      Net (Loss).   For fiscal 2001, the Company reported a net loss of $36.3 million or $3.19 per basic and diluted share as compared to $68.9 million or $6.37 per share for fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

      Revenues.   Total revenues from continuing operations decreased 9.8% to $331.2 million in fiscal year 2000 from $367.4 million in fiscal year 1999.

      Communications Technology Solutions and Services revenues decreased 14.1% to $262.6 million in fiscal year 2000 from $305.5 million in fiscal 1999. Solutions revenues decreased as a result of weaker sales in most product lines including Siemens PBX, voice processing and conferencing. Also within this segment, Services revenues decreased on a year-to-year basis. Maintenance service contract revenues were flat while revenues from moves, adds and changes and cabling services were down as compared to fiscal 1999. Overall, performance in the Solutions and Services segment was negatively affected by significant management and organizational changes occurring during the fiscal year. In addition, customer concerns about the Year 2000 issue resulted in depleted budgets, postponed equipment purchases and installations and delayed communications and IT projects until after January 1, 2000.

      Revenues from Resale decreased 2.0% to $26.0 million in fiscal 2000 as compared to $26.5 million in fiscal 1999. Network Services revenues increased 23.2% to $33.7 million in fiscal 2000 from $27.4 million in fiscal year 1999. Revenues from Financial Services increased 11.8% to $8.9 million in fiscal 2000 from $8.0 million in fiscal year 1999. This increase was primarily attributable to the increased size of the Company’s leasing base.

      Gross Margin.   The Company’s gross margin was $76.3 million and $104.8 million for the fiscal years ended April 30, 2000 and 1999, respectively. As a percent of total revenues, gross margin was 23.0% for fiscal year 2000 compared to 28.5% for fiscal year 1999.

      Gross margin as a percent of revenues for Solutions and Services was 19.8% for fiscal year 2000 as compared to 26.8% for fiscal year 1999. This decreases was the result of staffing for higher volumes of revenues which did not materialize, charges associated with project cost overruns and revaluations of inventory which were recorded during the fiscal year. In addition, gross margin continues to be adversely affected by competitive price pressure on communication equipment and by increased product costs.

      Resale gross margin decreased $1.7 million from 40.3% of revenues in fiscal 1999 to 34.7% during fiscal 2000. Network Services gross margin as a percent of revenues was relatively level year-to-year at 26.6% and 26.9% for fiscal 2000 and fiscal 1999, respectively. Gross margin as a percent of revenues for Financial Services was 69.5% for fiscal year 2000 as compared to 62.7% for fiscal year 1999.

      Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased 10.7% to $102.4 million in fiscal year 2000 from $92.6 million in fiscal year 1999. As a percent of revenues, selling, general and administrative expenses increased to 30.9% for fiscal year 2000, as compared to 25.2% for fiscal year 1999. The percentage increase was primarily due to the lower than planned sales volume in the Solutions and Services business segments. The Company budgeted for, staffed and built the infrastructure to support higher revenue levels which did not materialize during the fiscal year.

      Restructuring Charge.   During fiscal year 1999, the Company recorded a restructuring charge of $1.5 million relating to a workforce reduction. This resource reduction, primarily in the communications business, was made to bring the Company’s expense structure in line with anticipated growth. The restructuring charge related to the costs of severance and other employment termination benefits.

      Interest Expense.   Interest expense was $6.3 million for fiscal year 2000 as compared to $4.8 million for fiscal year 1999. Interest expense is incurred primarily in connection with the Company’s revolving credit line used for working capital purposes. Average month-end borrowings outstanding under the Company’s revolving long-term credit agreements were $74.0 million for fiscal year 2000 and $64.9 million for fiscal year 1999. Weighted average interest rates under the Company’s revolving long-term credit agreements were 7.1% for fiscal year 2000 as compared to 6.5% for fiscal year 1999.

      Income Taxes.   The Company’s effective income tax rate was 20.0% for fiscal year 2000 and 43.5% for fiscal year 1999. The Company’s effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization, as well as the impact of the fiscal 2000 goodwill writedown discussed below in “Discontinued Operations”.

      Income from Continuing Operations.   Continuing operations incurred a net loss of $22.2 million or $2.05 per basic and diluted share in fiscal 2000, as compared to net income of $3.7 million or $0.35 per share in fiscal 1999.

      Discontinued Operations.   The results of operations from discontinued operations include the following charges:

      Restructuring Charge.   During the second quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $2.0 million related to its IT consulting business. The $2.0 million charge consisted of noncancelable lease obligations for branch offices to be closed ($1.0 million), software and other asset write-offs ($800,000), and severance costs ($200,000).

      Writedown of Goodwill.   During the fourth quarter of fiscal year 2000, the Company recorded a charge of $32.2 million to write down goodwill created in connection with its consulting business acquisitions, principally as a result of significant operating losses and negative cash flows incurred in the Company’s IT consulting businesses during fiscal 2000.

      Net Income (Loss).   A net loss of $68.9 million or $6.37 per basic and diluted share was incurred in fiscal year 2000, as compared to net income of $5.9 million or $0.56 per diluted share in fiscal year 1999.

Liquidity and Capital Resources

      During the fiscal years ended April 30, 2001 and 2000, the Company incurred significant net losses. Additionally, the Company has a working capital deficit of $24,342 at April 30, 2001. As discussed elsewhere in this section, the Company has taken numerous actions in efforts to conserve cash including the disposition of its unprofitable IT consulting operations and reducing costs in its continuing businesses. Furthermore, the Company has entered into a new banking agreement effective June 29, 2001. Management believes that these measures will provide sufficient operational improvements and liquidity to allow the Company to meet its cash flow needs through at least April 30, 2002. However, there can be no assurance that the Company will be successful in achieving these goals.

      Cash Flows.   Continuing operations provided net cash from operations of $32.5 million, $23.8 million and $7.5 million during fiscal 2001, 2000 and 1999, respectively. This improved operating performance was the result of aggressive asset management especially relating to accounts receivable, inventory and work-in-process. Net cash of $5.2 million was provided by investing activities in fiscal 2001, an improvement over $15.3 million and $34.5 million used for investing activities in fiscal 2000 and 1999, respectively. The decrease in net cash used for investing activities is the result of a significant reduction in capital expenditures and investment in lease contracts and an increase in collections from lease contracts. Financing activities utilized net cash of $25.3 million and $2.9 million in fiscal 2001 and 2000, respectively. Fiscal 1999 financing activities provided cash of $33.6 million. The high level of cash used for financing activities in fiscal 2001 was due to repayment of bank debt and discounted lease rentals. In addition, there were minimal discounted lease rental borrowings during fiscal 2001.

      Capital Expenditures.   The Company used $7.8 million for capital expenditures during fiscal year 2001 as compared to $10.1 million in fiscal year 2000 and $22.2 million in fiscal year 1999. These expenditures were primarily for capitalized costs incurred in connection with obtaining or developing internal use software and computer equipment.

      Investment in Lease Contracts.   During fiscal 2001, the Company continued to make investments in lease contracts with its customers. The additional investment made in lease contracts in fiscal year 2001 totaled $26.4 million as compared to $32.5 million in fiscal 2000 and $35.6 million in fiscal 1999. Net lease receivables decreased to $55.9 million at April 30, 2001 from $67.7 million at April 30, 2000. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $26.8 million at April 30, 2001 as compared to $44.8 million at April 30, 2000. Interest rates on these credit agreements at April 30, 2001 ranged from 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers. Financial Services offers competitive lease and equipment purchase financing through arrangements with outside financing sources.

      Capital Resources.   As of April 30, 2001, the Company had a $78.0 million credit agreement with certain banks. In December 2000, the Company entered into a restructured credit facility with the banks which consisted of the following components; A) $15.0 million term loan, B) $15.0 million term loan, C) $18.0 million term loan, and D) up to $30.0 million revolving line of credit based on the Company’s level of receivables and inventory. All components of this facility were to mature no later than June 29, 2001. The term loans bore interest at the banks’ reference rate plus 3.5% to 4.5% (11.0% to 12.0% at April 30, 2001) and the revolving facility bore interest at the banks’ reference rate plus 2.5% (10.0% at April 30, 2001). Certain portions of the borrowings under this facility have been classified as long-term as of April 30, 2001 as a result of the credit facility restructuring discussed below.

      On June 29, 2001, the Company entered into an agreement with the banks restructuring its existing senior debt facility. The new credit facility consists of the following components; A) $20.0 million term loan (“Term Loan A”) with various monthly principal payments due beginning on August 31, 2001 and maturing on June 28, 2002, B) $15.4 million term loan (“Term Loan B”) with various principal payments due beginning on July 31, 2002, or earlier if Term Loan A is paid off early, and maturing on December 31, 2002, and C) up to a $30.0 million revolving line of credit based on the Company’s level of receivables and inventory. The revolving facility and Term Loan A bear interest at the banks’ reference rate plus 2.5%, while Term Loan B bears interest at the banks’ reference rate plus 4.0%.

      Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the terms and conditions of the credit agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios. The Company was out of compliance with certain of these requirements as of April 30, 2001. However, these matters were remedied as a result of the above mentioned restructuring.

      Under the terms of the December 2000 and June 2001 restructured credit agreements, the banks are entitled to warrants to purchase shares of the Company’s common stock. As of April 30, 2001, 389,545 warrants had been issued to the banks at various prices between $0.94 and $1.13 per share. These warrants were recorded at their estimated fair value at the date of issuance, with the resulting costs (approximately $323,000) charged to expense over the term of the related agreements. In addition, on June 29, 2001, 100,000 warrants were issued at $2.80 per share.

      The Company has implemented a restructuring plan developed with its investment advisor to address the Company’s future liquidity and capital resource requirements. Management of the Company believes that a combination of A) cash expected to be generated from operations, B) borrowing capacity available under the financing arrangements discussed above, C) other debt facilities, D) issuance of debt or equity securities, E) lease financing, and F) cash to be generated from the sale or divestiture of certain assets of the Company, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2002. However, there can be no assurance that these plans will be successful.

Forward-Looking Statements

      From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company’s business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industries; the Company’s business in Canada; stability of foreign governments; market acceptance of the Company’s products and services; the Company’s continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors. Because these and other factors could affect the Company’s operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

General

      Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of the Company’s operations and cash flows. In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on the Company’s long-term debt obligations, discounted lease rentals, capital leases and other long-term debt obligations.

Interest Rate Risk

      For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not results of operations or cash flows. The Company does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt will not have an effect on results of operations or cash flows until the Company decides, or is required, to refinance such debt.

      For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. The Company has variable rate debt of $57.0 million outstanding at April 30, 2001 with a weighted average interest rate of 9.6%. Assuming that the Company’s balance of variable rate debt remains constant at $57.0 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows of $570,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows of $570,000.

      The Company periodically finances customer equipment purchases with fixed rate, sales-type leases. The resulting stream of future lease payments is, in turn, used to borrow funds from financial institutions at fixed rates on a nonrecourse basis. The Company is not exposed to interest rate risk in connection with these arrangements because: (i) both the leases and the debt are at fixed interest rates; and (ii) Norstan typically enters into lending arrangements shortly after execution of the related leases.

      The table appearing below presents principal amounts by year of anticipated maturity for the Company’s debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Notes 7 and 8 of the Notes to Consolidated Financial Statements.

	Years Ending April 30,
	2002	2003	2004	2005	2006	Total	Fair Value

Revolving credit facility

(variable: currently 9.25%)	$—	$19.8	$—	$—	$—	$19.8	$19.8

							9.25%

Term loan A

(variable: currently 9.25%)	17.0	3.0	—	—	—	20.0	20.0

							9.25%

Term loan B

(variable: currently 10.75%)	—	15.4	—	—	—	15.4	15.4

							10.75%

Other long-term debt

(variable: currently 7.0%)	1.8	—	—	—	—	1.8	1.8

							7.00%

Capital lease obligations

(fixed: currently 6.2%)	2.2	—	—	—	—	2.2	2.2

							9.00%

Discounted lease rentals

(fixed: currently 7.35%)	13.2	7.3	3.7	2.2	0.4	26.8	23.9

							9.00%

Total debt obligations	$34.2	$45.5	$3.7	$2.2	$0.4	$86.0	$83.1

Foreign Currency Risk

      The Company is exposed to foreign currency rate risk. Substantially all foreign exchange exposure is the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar during the year ended April 30, 2001 remained relatively unchanged.

      Assets and liabilities outside the United States are located primarily in Canada. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The potential loss in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate would not materially affect the Company’s consolidated financial position, results of operations or cash flows. Any gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets of the Company would be recorded as a separate component of shareholders’ equity.

      During the years ended April 30, 2001, 2000 and 1999, the average exchange rates for the Canadian dollar strengthened (weakened) against the U.S. dollar as follows:

	Years Ended April 30,

	2001	2000	1999

Increase (Decrease)	(.0190)	.0162	(.0473)

	(2.8)%	2.4%	(6.6)%

Derivative Financial Instruments

      The Company currently does not have any derivative financial instruments in place to manage interest costs, but may consider utilizing such instruments in the future as a means to manage interest rate risk.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Norstan, Inc.:

      We have audited the accompanying consolidated balance sheets of Norstan, Inc. (a Minnesota corporation) and Subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norstan, Inc. and Subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota
June 29, 2001

NORSTAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended April 30,

	2001	2000	1999

REVENUES

Communications Technology:

Solutions and Services	$234,560	$262,594	$305,523

Resale	26,250	25,971	26,491

Network Services	27,320	33,748	27,394

Financial Services	9,570	8,904	7,962

Total Revenues	297,700	331,217	367,370

COST OF SALES

Communications Technology:

Solutions and Services	174,742	210,524	223,713

Resale	16,408	16,955	15,810

Network Services	20,877	24,772	20,029

Financial Services	2,893	2,712	2,969

Total Cost of Sales	214,920	254,963	262,521

GROSS MARGIN

Communications Technology:

Solutions and Services	59,818	52,070	81,810

Resale	9,842	9,016	10,681

Network Services	6,443	8,976	7,365

Financial Services	6,677	6,192	4,993

Total Gross Margin	82,780	76,254	104,849

Selling, general and administrative expenses	92,805	102,438	92,563

Restructuring charges (Note 5)	1,183	—	1,419

OPERATING INCOME (LOSS)	(11,208)	(26,184)	10,867

Interest expense	(7,988)	(6,315)	(4,782)

Other income (expense), net	(1,147)	(80)	387

INCOME (LOSS) FROM CONTINUING OPERATIONS

BEFORE INCOME TAXES	(20,343)	(32,579)	6,472

Income tax provision (benefit)	—	(10,345)	2,815

INCOME (LOSS) FROM CONTINUING OPERATIONS	(20,343)	(22,234)	3,657

DISCONTINUED OPERATIONS:

Income (loss) from operations of discontinued segment, net of tax benefit of $6,731 in 2000 and provision of $1,720 in 1999	(11,889)	(46,715)	2,233

Loss on disposal of business segment	(4,038)	—	—

NET INCOME (LOSS)	$(36,270)	$(68,949)	$5,890

NET INCOME (LOSS) PER SHARE (BASIC & DILUTED):

CONTINUING OPERATIONS	$(1.79)	$(2.05)	$0.35

DISCONTINUED OPERATIONS	(1.40)	(4.32)	0.21

EARNINGS PER SHARE	$(3.19)	$(6.37)	$0.56

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	11,373	10,818	10,473

DILUTED	11,373	10,818	10,537

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	As of April 30,

	2001	2000

ASSETS

CURRENT ASSETS

Cash	$2,434	$—

Accounts receivable, net of allowances for doubtful accounts of $3,343 and $4,003	37,592	59,471

Lease receivables	25,292	25,859

Inventories	6,197	12,614

Costs and estimated earnings in excess of billings of $4,583 and $14,986	8,231	15,252

Prepaid expenses, deposits and other	5,594	10,698

Net current assets of discontinued operations	320	10,114

Total Current Assets	85,660	134,008

Property and equipment	96,146	89,122

Less — accumulated depreciation and amortization	(66,492)	(52,486)

Net Property and Equipment	29,654	36,636

OTHER ASSETS

Goodwill, net of accumulated amortization of $6,380 and $5,926	3,896	4,462

Lease receivables, net of current portion	30,635	41,874

Deferred income taxes	12,039	11,276

Net non-current assets of discontinued operations	7,549	7,181

Other	406	1,469

Total Other Assets	54,525	66,262

TOTAL ASSETS	$169,839	$236,906

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt	$21,015	$1,049

Current maturities of discounted lease rentals	13,242	20,550

Accounts payable	31,219	31,718

Deferred revenue	22,105	20,454

Accrued liabilities:

Salaries and wages	5,669	5,848

Warranty costs	2,042	1,790

Other liabilities	6,434	5,831

Billings in excess of costs and estimated earnings of $11,812 and $20,624	8,276	15,635

Total Current Liabilities	110,002	102,875

LONG-TERM DEBT, net of current maturities	38,200	67,257

DISCOUNTED LEASE RENTALS, net of current maturities	13,552	24,285

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY

Common stock — $.10 par value; 40,000,000 authorized shares; 12,220,907 and 11,239,113 shares issued and outstanding	1,222	1,124

Capital in excess of par value	55,298	53,520

Accumulated deficit	(44,952)	(8,682)

Unamortized cost of stock	(1,438)	(1,707)

Accumulated other comprehensive income (loss)	(2,045)	(1,766)

Total Shareholders’ Equity	8,085	42,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$169,839	$236,906

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

		Common Stock			Retained		Accumulated
				Capital in	Earnings/	Unamortized	Other
	Comprehensive	Shares		Excess of	(Accumulated	Cost of	Comprehensive
	Income (Loss)	Outstanding	Amount	Par Value	Deficit)	Stock	Income (Loss)	Total

Balance, April 30, 1998		9,964	$996	$44,741	$54,048	$(641)	$(1,473)	$97,671

Net income	$5,890	—	—	—	5,890	—	—	5,890

Stock issued for employee benefit plans		379	38	6,291	—	(1,164)	—	5,165

Related income tax benefit		—	—	316	—	—	—	316

Stock issued for acquisition		421	42	72	326	—	—	440

Foreign currency translation adjustments	(147)	—	—	—	—	—	(147)	(147)

Comprehensive income	$5,743

Balance, April 30, 1999		10,764	$1,076	$51,420	$60,264	$(1,805)	$(1,620)	$109,335

Net loss	$(68,949)	—	—	—	(68,949)	—	—	(68,949)

Stock issued for employee benefit plans		475	48	1,945	3	98	—	2,094

Related income tax benefit		—	—	155	—	—	—	155

Foreign currency translation adjustments	(146)	—	—	—	—	—	(146)	(146)

Comprehensive loss	$(69,095)

Balance, April 30, 2000		11,239	$1,124	$53,520	$(8,682)	$(1,707)	$(1,766)	$42,489

Net loss	$(36,270)	—	—	—	(36,270)	—	—	(36,270)

Stock issued for employee benefit plans		982	98	1,574	—	269	—	1,941

Related income tax cost		—	—	(119)	—	—	—	(119)

Issuance of stock warrants		—	—	323	—	—	—	323

Foreign currency translation adjustments	(279)	—	—	—	—	—	(279)	(279)

Comprehensive loss	$(36,549)

Balance, April 30, 2001		12,221	$1,222	$55,298	$(44,952)	$(1,438)	$(2,045)	$8,085

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended April 30,

	2001	2000	1999

OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(20,343)	$(22,234)	$3,657

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:

Restructuring charges	1,183	—	1,419

Restructuring costs paid	(502)	(2,029)	(4,006)

Depreciation and amortization	15,806	18,577	12,528

Deferred income taxes	—	(10,093)	3,036

Changes in operating items, net of acquisition effects:

Accounts receivable	21,124	10,638	13,907

Inventories	6,366	3,936	(6,503)

Costs and estimated earnings in excess of billings	6,885	9,076	(5,272)

Prepaid expenses, deposits and other	873	(773)	(4,018)

Accounts payable	255	5,456	3,771

Deferred revenue	1,756	(16)	375

Accrued liabilities	2,820	3,238	(10,862)

Income taxes payable/receivable	3,514	1,298	(64)

Billings in excess of costs and estimated earnings	(7,269)	6,739	(515)

Net cash provided by continuing operating activities	32,468	23,813	7,453

INVESTING ACTIVITIES

Additions to property and equipment, net	(7,754)	(10,097)	(22,189)

Investment in lease contracts	(26,387)	(32,462)	(35,569)

Proceeds from lease contracts	37,878	27,707	26,234

Other, net	1,426	(434)	(2,989)

Net cash provided by (used for) investing activities	5,163	(15,286)	(34,513)

FINANCING ACTIVITIES

Borrowings on long-term debt	246,716	252,860	282,380

Repayments of long-term debt	(255,743)	(248,412)	(273,646)

Borrowings on discounted lease rentals	3,951	12,190	36,773

Repayments of discounted lease rentals	(21,883)	(21,493)	(18,249)

Proceeds from sale of common stock	1,672	1,993	6,329

Net cash (used for) provided by financing activities	(25,287)	(2,862)	33,587

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33	8	(5)

NET INCREASE (DECREASE) IN CASH FROM

CONTINUING OPERATIONS	12,377	5,673	6,522

NET CASH FLOW FROM

DISCONTINUED OPERATIONS	(9,943)	(5,921)	(7,917)

CASH, BEGINNING OF YEAR	—	248	1,643

CASH, END OF YEAR	$2,434	$—	$248

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business:

      Norstan, Inc. (“Norstan” or the “Company”) is a full-service telecommunications solutions company that delivers voice and data technologies and services, and remanufactured equipment to select corporate end-users and channel partners. Norstan also offers a full range of technologies for call center design, messaging, infrastructure, conferencing, and mobility. Norstan manages the operations of its subsidiaries, Norstan Communications, Inc. (“NCI”), Norstan Canada, Ltd. (“NCDA”), Norstan Financial Services, Inc. (“NFS”), Norstan Network Services, Inc. (“NNS”), Norstan International, Inc. (“NII”), and Norstan-UK Limited (“NUK”). The Company is headquartered in Minneapolis, Minnesota, with sales and service offices in 30 locations in the United States and Canada.

      During the fiscal years ended April 30, 2001 and 2000, the Company incurred significant net losses. Additionally, the Company has a working capital deficit of $24,342 at April 30, 2001. The Company has taken numerous actions in efforts to conserve cash including the disposition of its unprofitable Consulting operations (see Note 2) and reducing costs in its continuing businesses. Furthermore, the Company has entered into a new banking agreement effective June 29, 2001 (see Note 7). Management believes that these measures will provide sufficient operational improvements and liquidity to allow the Company to meet its cash flow needs through at least April 30, 2002. However, there can be no assurance that the Company will be successful in achieving these goals.

Note 2 — Discontinued Operations

      During fiscal 2001, the Company divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. In addition to refocusing the Company’s strategy, lack of realized synergies between the Company’s communications and IT consulting businesses and recurring losses within the consulting business contributed to the decision to divest of this non-strategic business segment.

      Divestiture of the IT consulting business began on February 7, 2001 with the sale of the Company’s 75% interest in Connaissance Consulting to Connaissance’s founder for up to $16.0 million. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of the Company with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005.

      The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale required the payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million maturing on August 28, 2001. In addition, as part of the transaction, the Company retained its rights to certain assets and assumed certain liabilities of Norstan Consulting.

      The results of these two business units have historically been reported as the Company’s “Consulting” business segment. With these sales, Consulting’s results are reported as discontinued operations at April 30, 2001, and the consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued businesses for all periods presented.

      Net assets of discontinued operations include the following (in thousands):

	As of April 30,

	2001	2000

Assets:

Cash, accounts receivable and inventories	$500	$14,849

Net property and equipment	—	5,547

Notes receivable, prepaids and other assets	10,809	4,553

Liabilities:

Accounts payable	(652)	(744)

Accrued -

Salaries & wages	(1,367)	(2,484)

Future lease obligations	(1,000)	—

Other liabilities	(421)	(4,426)

Net assets of discontinued operations	7,869	17,295

Less: Current portion	(320)	(10,114)

	$7,549	$7,181

Summary operating results of the discontinued operations are as follows (in thousands):

	Years Ended April 30,

	2001	2000	1999

Revenues	$39,410	$87,304	$115,339

Cost of sales	31,558	65,826	75,149

Gross margin	7,852	21,478	40,190

Selling, general and administrative expenses	19,667	41,388	36,101

Restructuring charges	—	1,969	103

Writedown of goodwill	—	32,244	—

Operating income (loss)	(11,815)	(54,123)	3,986

Other income (expense), net	(74)	677	(33)

Net income (loss) before taxes	(11,889)	(53,446)	3,953

Income tax provision (benefit)	—	(6,731)	1,720

Net income (loss) from discontinued operations	$(11,889)	$(46,715)	$2,233

Note 3 — Summary of Significant Accounting Policies:

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

Revenue Recognition:

      Within the Communications Technologies segment, Solutions’ revenues from the sale and installation of products and systems are recognized under the percentage-of-completion method of accounting for long-term contracts and Services’ revenues from maintenance service contracts, moves, adds, and changes, and network integration services, are recognized as the services are provided. Resale revenues generated from the secondary equipment market are recognized upon performance of contractual obligations, which is generally upon installation or shipment. Revenues from Network Services generated from the resale of long distance services are recognized as services are provided. Financial Services’ revenues are recognized over the life of the related lease receivables using the effective interest method. In addition, Norstan grants credit to customers and generally does not require collateral or any other security to support amounts due, other than equipment originally leased.

Fair Value of Financial Instruments:

      Fair values of financial instruments, including long-term obligations, lease receivables and trade receivables, approximated their carrying values at April 30, 2001 and 2000.

Inventories:

      Inventories include purchased parts and equipment and are stated at the lower of cost, determined on a first-in, first-out basis, or realizable market value.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment:

      Property and equipment are stated at cost and include expenditures that increase the useful lives of existing property and equipment. Maintenance, repairs and minor renewals are charged to operations as incurred. Generally, when property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in operations. Property and equipment is depreciated over the estimated useful lives of two to ten years under the straight-line method for financial reporting purposes. Accelerated methods of depreciation are used for income tax reporting.

      Pursuant to the requirements of Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” in determining whether an impairment has occurred, the Company’s policy is to evaluate, at each balance sheet date, whether events and circumstances have taken place to indicate that the book value of the assets may not be recoverable. If such indicators were present, impairment would be assessed using estimates of undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the book values of the assets, the assets would be written down to their estimated fair values. There were no such writedowns in fiscal 2001, 2000 or 1999.

Goodwill:

      Goodwill is being amortized on a straight-line basis over 15-20 years. Pursuant to the requirements of SFAS No. 121 and Accounting Principles Board Opinion No. 17 (“APB No. 17”), “Intangible Assets”, in determining whether an impairment has occurred, the Company’s policy is to evaluate, at each balance sheet date, whether events and circumstances have taken place to indicate that the remaining book value of the goodwill may not be recoverable. If such indicators were present, impairment would be assessed under SFAS No. 121 using estimates of undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the book values of the assets, the assets would be written down to their estimated fair values. After this assessment, any remaining goodwill would be subject to a recoverability analysis at the enterprise level under APB No. 17, based on estimated fair values determined using discounted cash flows or other valuation techniques. See Note 5 for discussion regarding the fiscal year 2000 writedown of goodwill related to the Consulting operations.

Foreign Currency:

      For the Company’s foreign operations, assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are recorded as a separate component of shareholders’ equity.

Income Taxes:

      Deferred income taxes are provided for differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share Data:

      The Company reports net income (loss) per share pursuant to the requirements of the Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires presentation of basic and diluted earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options and other securities using the treasury stock method.

      A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):

	Years Ended April 30,

	2001	2000	1999

Net income (loss)	$(36,270)	$(68,949)	$5,890

Weighted average common shares outstanding — Basic	11,373	10,818	10,473

Dilutive effect of stock option plans	—	—	64

Weighted average common shares outstanding — Diluted	11,373	10,818	10,537

Net income (loss) per share:

Basic	$(3.19)	$(6.37)	$0.56

Diluted	$(3.19)	$(6.37)	$0.56

      For the fiscal years ended April 30, 2001 and 2000, approximately 55,000 and 61,000 in-the-money dilutive common shares have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

Comprehensive Income:

      The Company reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for the reporting of comprehensive income and its components. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

Supplemental Cash Flow Information:

      Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended April 30,

	2001	2000	1999

Cash paid for:

Interest	$11,576	$8,073	$7,910

Income taxes	$149	$1,483	$1,641

Non-cash investing and financing activities:

Stock issued for acquisitions	$—	$—	$114

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards:

      Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, was issued in June 1998 and amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133” to require adoption at the beginning of the Company’s fiscal year ending April 30, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative’s fair value recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on May 1, 2001 did not have a material effect on the Company’s financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition” (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 is effective for the Company’s fiscal quarter ending April 30, 2001. The adoption of SAB No. 101 did not have a material effect on the Company’s financial position or results of operations.

      On June 29, 2001, the Financial Accounting Standards Board approved two new statements, SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing each period. As a result, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this standard. As permitted by SFAS No. 142, the Company will early adopt this standard in the first quarter of its fiscal year ending April 30, 2002. The Company’s current annual goodwill amortization is approximately $450,000, which will cease effective May 1, 2001 under the new rules. The Company is currently evaluating the impairment testing provisions of SFAS No. 142, and has not yet determined the impact on its consolidated financial position and results of operations.

Note 4 — Acquisitions:

      On June 4, 1996, the Company acquired Connect Computer Company (Connect) in a transaction accounted for under the purchase method. Connect was a provider of consulting, design and implementation services for local and wide area networks, Internets and intranets, client/server applications and workgroup computing. The acquisition consideration totaled approximately $15.0 million, consisting of $12.0 million in cash, $2.0 million of Norstan common stock and $1.0 million payable to certain members of Connect management under non-compete agreements. In addition, the Company paid $4.0 million in contingent consideration over a three-year period ending April 30, 1999. This transaction resulted in the recording of $18.4 million in goodwill and other intangible assets (see Note 5).

      On September 30, 1997, the Company acquired PRIMA Consulting (PRIMA) in a transaction accounted for under the purchase method. PRIMA provided IT consulting services, including information systems planning and development, consulting and programming services for collaborative computing solutions and ERP integration services. The acquisition consideration totaled approximately $27.5 million, consisting of $19.5 million in cash, $6.3 million of Norstan common stock and $1.7 million paid to certain members of PRIMA management under non-compete agreements. This transaction resulted in the recording of $24.9 million in goodwill and other intangible assets (see Note 5).

      On June 19, 1998, the Company acquired Wordlink, Inc. (Wordlink) in a transaction accounted for under the pooling-of-interests method. Wordlink delivered network integration, groupware messaging, Internet/intranet/e-commerce and education solutions to business clients operating in a multi-vendor network environment. The merger agreement called for all shares of Wordlink common stock and all vested stock options issued and outstanding to be converted into 420,539 shares of Norstan common stock valued at approximately $10.3 million. All outstanding Wordlink unvested stock options were converted into the equivalent value of Norstan stock options. Wordlink’s shareholders’ equity and operating results were not material in relation to the Company’s financial statements. As such, the Company recorded the combination without restating prior periods’ financial statements.

      The results of operations for Connect, PRIMA and Wordlink have historically been included in the Company’s Consulting business segment. As of April 30, 2001, and for all periods presented, the results of operations and net assets for this segment have been reported separately as discontinued operations.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Restructuring Charges and Goodwill Writedown:

Restructuring Charges:

      During the fourth quarter of fiscal year 2001, the Company recorded a restructuring charge of approximately $1.2 million relating to a workforce reduction and closure of certain facilities. This charge included the costs of severance ($683,000) and lease terminations and other facility costs ($500,000) related to non-strategic businesses including Network Services and Financial Services and for continued cost reductions in the Communications Technology businesses.

      During the second quarter of fiscal year 2000, the Company recorded a restructuring charge of approximately $2.0 million related to its IT consulting business. The charge consisted of noncancelable lease obligations for branch offices which were closed ($1.0 million), software and other asset write-offs ($800,000), and severance costs ($200,000).

      During fiscal year 1999, the Company recorded a restructuring charge of $1.5 million relating to a workforce reduction. This resource reduction, primarily in the communications business, was made to bring the Company’s expense structure in line with anticipated growth. The restructuring charge related to the costs of severance and other employment termination benefits.

      During fiscal years 2001, 2000 and 1999, payments totaling $500,000, $2.0 million and $4.5 million, respectively, were charged against the restructuring reserves which were established as part of the above-described restructuring charges. At April 30, 2001, a reserve of approximately $1.3 million remained for future payments to be made related to the most recent restructuring charges.

Goodwill Writedown:

      In the fourth quarter of fiscal 2000, the Company recorded a charge of $32.2 million, or $2.38 per diluted share, for the write-down of goodwill related to the 1996 purchase of Connect Computer Company and the 1997 purchase of PRIMA Consulting. Yearly amortization of such goodwill was approximately $2.7 million.

      This writedown resulted from management’s consideration of factors related to the recent performance of the Consulting segment, including operating losses and negative cash flows. Based on these considerations, the Company updated its operating and cash flow projections for the Consulting business. An analysis of the projected undiscounted future cash flows indicated that future recoverability of goodwill related to the Consulting operations was uncertain. Accordingly, an impairment charge was recorded.

      As discussed in Note 2, the Company divested its Consulting business as of April 30, 2001. The writedown of goodwill and related amortization is included in discontinued operations.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Lease Receivables:

      The Company financed customer equipment purchases in the amounts of $26.4 million, $32.5 million, and $35.6 million during the fiscal years ended April 30, 2001, 2000 and 1999, respectively. Leases are primarily accounted for as sales-type leases for financial reporting purposes.

      The components of lease receivables outstanding are summarized as follows (in thousands):

	As of April 30,

	2001	2000

Gross lease receivables	$60,340	$75,794

Residual values	7,971	9,202

Less:

Unearned income	(10,536)	(15,852)

Allowance for financing losses	(1,848)	(1,411)

Total lease receivables — net	55,927	67,733

Less — current maturities	(25,292)	(25,859)

Long-term lease receivables	$30,635	$41,874

      The aggregate amount of gross lease receivables maturing in each of the five years following April 30, 2001 is as follows (in thousands):

Years Ending April 30,	Amount

2002	$28,295

2003	16,886

2004	8,591

2005	4,979

2006 and thereafter	1,589

$60,340

Note 7 — Debt Obligations:

Long-Term Debt:

      Long-term debt consists of the following (in thousands):

	As of April 30,

	2001	2000

Bank financing:

Revolving credit facility	$16,745	$3,400

Term loans	38,455	—

Certificates of deposit and commercial paper	—	63,400

Capital lease obligations and other long-term debt	4,015	1,506

Total long-term debt	59,215	68,306

Less — current maturities	(21,015)	(1,049)

	$38,200	$67,257

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Financing:

      As of April 30, 2001, the Company had a $78.0 million credit agreement with certain banks. In December 2000, the Company entered into a restructured credit facility with the banks which consisted of the following components; A) $15.0 million term loan, B) $15.0 million term loan, C) $18.0 million term loan, and D) up to $30.0 million revolving line of credit based on the Company’s level of receivables and inventory. All components of this facility were to mature no later than June 29, 2001. The term loans bore interest at the banks’ reference rate plus 3.5% to 4.5% (11.0% to 12.0% at April 30, 2001) and the revolving facility bore interest at the banks’ reference rate plus 2.5% (10.0% at April 30, 2001). Certain portions of the borrowings under this facility have been classified as long-term as of April 30, 2001 as a result of the credit facility restructuring discussed below.

      On June 29, 2001, the Company entered into an agreement with the banks restructuring its existing senior debt facility. The new credit facility consists of the following components; A) $20.0 million term loan (“Term Loan A”) with various monthly principal payments due beginning on August 31, 2001 and maturing on June 28, 2002, B) $15.4 million term loan (“Term Loan B”) with various principal payments due beginning on July 31, 2002, or earlier if Term Loan A is paid off early, and maturing on December 31, 2002, and C) up to a $30.0 million revolving line of credit based on the Company’s level of receivables and inventory. The revolving facility and Term Loan A bear interest at the banks’ reference rate plus 2.5%, while Term Loan B bears interest at the banks’ reference rate plus 4.0%.

      Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the terms and conditions of the credit agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios. The Company was out of compliance with certain of these requirements as of April 30, 2001. However, these matters were remedied as a result of the above mentioned restructuring.

      Under the terms of the December 2000 and June 2001 restructured credit agreements, the banks are entitled to warrants to purchase shares of the Company’s common stock. As of April 30, 2001, 389,545 warrants had been issued to the banks at various prices between $0.94 and $1.13 per share. These warrants were recorded at their estimated fair value at the date of issuance, with the resulting costs (approximately $323,000) charged to expense over the term of the related agreements. In addition, on June 29, 2001, 100,000 warrants were issued at $2.80 per share.

      The Company has implemented a restructuring plan developed with its investment advisor to address the Company’s future liquidity and capital resource requirements. Management of the Company believes that a combination of A) cash expected to be generated from operations, B) borrowing capacity available under the financing arrangements discussed above, C) other debt facilities, D) issuance of debt or equity securities, E) lease financing, and F) cash to be generated from the sale or divestiture of certain assets of the Company, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2002. However, there can be no assurance that these plans will be successful.

Note 8 — Discounted Lease Rentals:

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

      Discounted lease rentals consisted of the following (in thousands):

	As of April 30,

	2001	2000

Total discounted lease rentals	$26,794	$44,835

Less — current maturities	(13,242)	(20,550)

	$13,552	$24,285

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate maturities of discounted lease rentals as of April 30, 2001 are as follows (in thousands):

Years Ending April 30,	Amount

2002	$13,242

2003	7,245

2004	3,729

2005	2,167

2006 and thereafter	411

$26,794

Note 9 — Income Taxes:

      The domestic and foreign components of income (loss) from continuing operations before the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended April 30,

	2001	2000	1999

Domestic	$(18,637)	$(27,866)	$6,896

Foreign	(1,706)	(4,713)	(424)

	$(20,343)	$(32,579)	$6,472

      The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended April 30,

	2001	2000	1999

Current

Domestic	$—	$(254)	$2,865

Foreign	—	—	(1,200)

		(254)	1,665

Deferred

Domestic	—	(16,020)	2,201

Foreign	—	(802)	670

	—	(16,822)	2,871

Provision (benefit) for income taxes	$—	$(17,076)	$4,536

      The differences between the effective tax rate and income taxes computed using the federal statutory rate were as follows:

	Years Ended April 30,

	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%

State income taxes, net of federal tax benefit	5.0	5.0	5.0

Goodwill and other, net	—	(20.0)	3.5

Valuation allowance	(40.0)	—	—

	0.0%	20.0%	43.5%

      The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of April 30 (in thousands):

	2001	2000

Accelerated depreciation	$(55,540)	$(49,501)

Capital and operating leases	48,790	41,282

Reserves and allowances	5,992	5,023

Net operating loss carryforwards	22,077	11,042

Valuation allowance	(11,302)	—

Other, net	2,022	3,430

Net deferred taxes	$12,039	$11,276

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realization of the net deferred tax asset is dependent on the Company’s ability to generate sufficient future taxable income. Although realization is not assured, the Company believes that it is more likely than not that the recorded asset will be realized. Should the Company’s operating strategies fail to produce sufficient taxable income in the future, the Company would record an additional valuation allowance in the appropriate future reporting period, as required by generally accepted accounting principles.

Note 10 — Stock Options and Stock Plans:

      The 1986 Long-Term Incentive Plan of Norstan, Inc. (“1986 Plan”) provided for the granting of non-qualified stock options, incentive stock options and restricted stock. The 1986 Plan, as amended in fiscal year 1994, provided for a maximum of 1,600,000 shares to be granted to key employees in the form of stock options or restricted stock. As of September 20, 1995, with the adoption of a successor plan, no additional grants will be issued under the 1986 Plan.

      The Norstan, Inc. 1995 Long-Term Incentive Plan (“1995 Plan”) permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock, providing for a maximum of 2,900,000 shares to be granted as performance awards and other stock-based awards. Stock options are granted at a price equal to the market price on the date of grant, are generally exercisable at 33% per year and expire after ten years. At April 30, 2001, 386,708 shares were available for future grants.

      The Restated Non-Employee Directors’ Stock Plan (“Directors’ Plan”) provides for a maximum of 400,000 shares to be granted. As determined by the Board of Directors, options for 20,000 shares are to be granted to each non-employee director of the Company upon election and are generally exercisable over 4 years. Additional discretionary stock options may be awarded upon board approval and are generally exercisable immediately. All options are granted at a price equal to the market price on the date of grant and expire after ten years. In addition, the Directors’ Plan provides for the payment of an annual retainer to each non-employee director on the date of each annual meeting of shareholders. As of April 30, 2001, 43,510 shares had been issued as annual retainers and 33,990 shares were available for future grant/payment under the Directors’ Plan.

      Shares subject to option are summarized as follows:

	1995 Plan		1986 Plan		Directors' Plan

		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance — April 30, 1998	837,300	$17.06	120,200	$10.92	65,500	$13.96

Options granted	854,043	$20.57	—	—	5,000	$18.31

Options canceled	(435,966)	$18.97	(33,160)	$11.38	—	—

Options exercised	(36,600)	$14.95	(32,240)	$10.88	—	—

Balance — April 30, 1999	1,218,777	$18.91	54,800	$10.66	70,500	$14.27

Options granted	1,198,400	$7.94	—	—	24,000	$8.10

Options canceled	(1,045,217)	$14.97	(6,000)	$6.88	—	—

Options exercised	(2,300)	$5.62	(4,800)	$4.25	—	—

Balance — April 30, 2000	1,369,660	$12.34	44,000	$11.88	94,500	$12.70

Options granted	1,191,950	$2.04	—	—	100,000	$3.86

Options canceled	(637,585)	$9.12	(4,000)	$11.88	—	—

Options exercised	(1,150)	$1.11	—	—	—	—

Balance — April 30, 2001	1,922,875	$7.04	40,000	$11.88	194,500	$8.15

Options exercisable at:

April 30, 1999	147,070	$16.75	26,400	$11.19	51,833	$12.76

April 30, 2000	332,668	$14.35	34,000	$11.88	82,500	$11.63

April 30, 2001	852,034	$7.97	40,000	$11.88	154,500	$8.14

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding options outstanding/exercisable at April 30, 2001 is as follows:

	Number of		Weighted	Weighted Average	Number of	Weighted
	Options	Exercise	Average	Remaining	Options	Average
	Outstanding	Price Range	Exercise Price	Contractual Life	Exercisable	Exercise Price

1995 Plan	650,200	$1.11 - $1.95	$1.13	9.88 years	336,450	$1.11

	420,800	$2.03 - $5.62	$3.80	9.27 years	112,350	$4.66

	470,000	$5.73 - $15.00	$7.73	8.09 years	194,280	$9.07

	381,875	$15.47 - $28.25	$19.84	6.86 years	208,954	$19.77

	1,922,875	$1.11 - $28.25	$7.04	8.71 years	852,034	$7.97

1986 Plan	40,000	$11.88	$11.88	4.11 years	40,000	$11.88

Directors’ Plan	60,000	$1.11 - $4.77	$2.94	9.64 years	60,000	$2.94

	72,000	$5.09 - $7.63	$6.23	6.98 years	40,000	$7.02

	62,500	$9.00 - $20.06	$15.38	6.22 years	54,500	$14.69

	194,500	$1.11 - $20.06	$8.15	7.56 years	154,500	$8.14

      The Company has awarded restricted stock grants to selected employees under the 1986 Plan and the 1995 Plan. Recipients of restricted stock awards under these plans were not required to make any payments for the stock or provide consideration other than the rendering of services. Shares of stock awarded under the plans are subject to certain restrictions on transfer and all or part of the shares awarded to an employee may be subject to forfeiture upon the occurrence of certain events, including termination of employment. Through April 30, 2001, 140,706 shares and 899,716 shares have been awarded under the 1986 Plan and the 1995 Plan, respectively. The fair market value of the shares granted under these plans is generally amortized over a three-year period. Amortization of $669,000, $104,500, and $544,200 has been charged to operations in 2001, 2000 and 1999, respectively.

      The Company also had an Employee Stock Purchase Plan (the “1990 Employee Stock Plan”) that allowed employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s common stock. The 1990 Employee Stock Plan was amended effective July 1998 to allow shares to be purchased quarterly rather than annually at a price equal to 85% of the low market price on the last day of the quarter rather than the last day of the calendar year. As of January 1, 2000, with the adoption of a successor plan, no additional shares will be issued under the 1990 Employee Stock Plan.

      The Company has an Employee Stock Purchase Plan (the “2000 Employee Stock Plan”) that allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s common stock. Effective January 1, 2000, the 2000 Employee Stock Plan allows for quarterly share purchases at a price equal to the lesser of the closing market price of the Company’s stock on the first or last day of each calendar quarter. During fiscal 2001, 722,168 shares were issued under this plan and at April 30, 2001, 6,202 shares were available for future issuance. This plan was suspended as of April 1, 2001 due to lack of available shares. The Company intends for the plan to be reinstated as of October 1, 2001 contingent upon shareholder approval of additional shares being made available for the 2000 Employee Stock Plan.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) (in thousands) and net income (loss) per common share would have decreased to the following pro forma amounts:

	Years Ended April 30,

	2001	2000	1999

Net income (loss):

As reported	$(36,270)	$(68,949)	$5,890

Pro forma	$(38,014)	$(69,444)	$3,050

Net income (loss) per common share:

As reported

Basic	$(3.19)	$(6.37)	$0.56

Diluted	$(3.19)	$(6.37)	$0.56

Pro forma

Basic	$(3.34)	$(6.42)	$0.29

Diluted	$(3.34)	$(6.42)	$0.29

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The weighted average fair values of options granted and Employee Stock Plan shares were as follows:

			Directors'	Employee
	1995 Plan	1986 Plan	Plan	Stock Plan

Fiscal 1999 grants	$9.36	N/A	$7.54	$4.32

Fiscal 2000 grants	$3.77	N/A	$3.91	$2.69

Fiscal 2001 grants	$2.04	N/A	$3.86	$1.63

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions used for grants in each fiscal year as follows:

	Years Ended April 30,

	2001	2000	1999

Risk-free interest rate	5.29%	5.87%	5.00%

Expected life of options	7 years	7 years	7 years

Expected life of Employee Stock Plan shares	1 year	1 year	1 year

Expected volatility	66%	44%	37%

Expected dividend yield	N/A	N/A	N/A

Note 11 — 401(k) Plans:

      The Company has 401(k) profit-sharing plans (the “401(k) Plans”) covering substantially all full-time employees. Eligible employees may elect to defer up to 15% of their eligible compensation. The Company may make discretionary matching contributions on a portion of this deferral and/or qualified nonelective contributions to employee accounts. Company contributions to the 401(k) Plans were $2,208,000, $2,771,000, and $3,582,000 for the years ended April 30, 2001, 2000 and 1999, respectively.

Note 12 — Commitments and Contingencies:

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

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is pursuing various claims before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) and certain former employees of PRIMA, which claims arise out of the Company’s September 1997 acquisition of PRIMA. The Company alleges that the respondents breached various covenants contained in agreements entered into in connection with the purchase transaction, aided and abetted tortious interference with those contracts and misappropriated trade secrets resulting in a substantial deterioration in the value of the acquired business. The Company further alleges an alternative claim of fraud in the inducement based on the former owner’s voiding of non-competes prior to Norstan’s acquisition of PRIMA. In addition, the Company has asserted claims in North Carolina federal district court against the new company established by the former owner of PRIMA, for tortious interference with contracts and misappropriation of trade secrets.

      The Company is seeking to recover compensatory damages of approximately $22.5 million, together with punitive damages. Although management believes the Company’s claims are meritorious, there can be no assurance that the Company will prevail in the arbitration proceeding, or in the event that the Company does prevail in the arbitration proceeding, the amount of any damages that may be awarded to the Company. Further, there can be no assurance that the respondents will have sufficient assets to satisfy any award received by the Company pursuant to the arbitration proceeding.

      In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative who claims he is owed $458,675 in additional commissions. Norstan denies that the former sales representative is entitled to any additional commissions. Norstan filed a counterclaim, seeking reimbursement of overpayments that had been made to the sales representative. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. The Company believes the ruling is in error and intends to file an appeal. However, there can be no assurance that the Company will be successful in its appeal. Management believes that the April 30, 2001 consolidated financial statements adequately reflect the Company’s exposure under this lawsuit.

Operating Lease Commitments:

      The Company and its subsidiaries conduct a portion of their operations in leased facilities. Most of the leases require payment of maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Lease expense, as recorded in the accompanying consolidated statements of operations, was $8,170,000, $12,890,000, and $13,415,000 in fiscal years 2001, 2000, and 1999, respectively.

      Future minimum lease payments under noncancelable leases with initial or remaining terms of one year or more were as follows at April 30, 2001 (in thousands):

Years Ending April 30,	Amount

2002	$7,456

2003	6,574

2004	4,886

2005	4,007

2006 and thereafter	15,657

$38,580

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

Shareholder Rights Plan:

      The Company has a shareholder rights plan, as amended in March 2001 (the “Plan”), which expires in 2008. Under the Plan, shareholders are deemed the owners of “Rights” attaching to each share of common stock. Generally, upon any person (an “Acquiring Person”) becoming the owner of 15% or more of the issued and outstanding shares of the Company’s common stock (a “Stock Acquisition Date”), each Right will enable the holder to purchase an additional share of the Company’s common stock at a price equal to 50% of the then current market price. In the event that the Company is acquired in a merger or other business combination transaction where the Company is not the surviving corporation or 50% or more of the Company’s assets or earnings power is sold, each Right entitles the holder to receive, upon exercise of the Right at the then current purchase price of the Right, common stock of the acquiring entity that has a value of two times the purchase price of the Right. The Plan also authorizes the Company, under certain circumstances, to redeem the Rights at a redemption price of $0.01 per Right and, following any Stock Acquisition Date, to exchange one share of the Company’s common stock for each Right held by a shareholder other than an Acquiring Person.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Business Segments and Geographic Areas:

      The Company delivers its products and services through four business units, Communications Technology Solutions and Services, Resale, Network Services and Financial Services, which accounted for 78.8%, 8.8%, 9.2% and 3.2% of Norstan’s fiscal year 2001 revenues, respectively. Communications Technology Solutions offerings include customer contact-call centers, collaboration-conferencing and messaging, converged communication – IP telephony and PBX systems, infrastructure — cabling, wiring, sound and signal, and mobility. Communications Technology Services offerings include project consulting, project management, installation, system monitoring and support services maintenance. Resale offers remanufactured communications and data equipment. Network Services offers multiple source local and long distance services and Financial Services supports the sales process by providing customized financing alternatives.

      In fiscal year 2001, the Company changed its reportable operating segments to reflect how it evaluates its operating performance and allocates resources. Prior to fiscal year 2001, the Company’s reportable segments included Consulting, Communications and Financial Services. As of April 30, 2001, the Company divested its IT consulting business (see Note 2). Accordingly, the net assets and operating results have been separately reported as discontinued operations.

      The Company’s disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are as follows (see Note 2 for additional information regarding discontinued operations):

	Communications Technology

	Solutions and		Network	Financial		Discontinued
	Services	Resale	Services	Services	Corporate	Operations	Total

2001:

Revenue	$234,560	$26,250	$27,320	$9,570	$—	$—	$297,700

Operating income (loss)	(14,316)	1,914	(946)	2,140	—	—	(11,208)

Depreciation and amortization	10,338	455	305	10	5,092	—	16,200

Identifiable assets	65,566	11,236	2,964	52,224	29,980	7,869	169,839

Capital expenditures	3,853	1,739	278	(14)	1,898	—	7,754

2000:

Revenue	$262,594	$25,971	$33,748	$8,904	$—	$—	$331,217

Operating income (loss)	(32,580)	3,299	(151)	3,248	—	—	(26,184)

Depreciation and amortization	12,301	98	117	9	6,059	—	18,584

Identifiable assets	93,328	6,950	8,348	65,997	44,988	17,295	236,906

Capital expenditures	5,994	84	1,053	13	2,953	—	10,097

1999:

Revenue	$305,523	$26,491	$27,394	$7,962	$—	$—	$367,370

Operating income (loss)	175	6,403	1,037	3,252	—	—	10,867

Depreciation and amortization	9,454	108	5	14	4,656	—	14,237

Identifiable assets	148,564	6,466	5,944	63,187	73,174	11,181	308,516

Capital expenditures	14,857	(15)	29	—	7,318	—	22,189

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the Company’s operations and related asset information by geographic area (continuing operations) as of and for the years ended April 30 (in thousands):

	2001	2000	1999

Revenues:

United States	$266,497	$299,593	$330,486

Canada	31,203	31,624	36,884

	$297,700	$331,217	$367,370

Net Income (Loss):

United States	$(34,564)	$(64,236)	$6,129

Canada	(1,706)	(4,713)	(239)

	$(36,270)	$(68,949)	$5,890

Assets:

United States	$155,922	$216,266	$287,316

Canada	13,917	20,640	21,200

	$169,839	$236,906	$308,516

SCHEDULE II

NORSTAN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning of	Costs and		Balance at
(In thousands)	Year	Expenses	Deductions	End of Year

For the year ended April 30, 2001

Allowance for doubtful accounts	$5,628	$2,411	$(4,696)	$3,343

Allowance for financing losses	$1,411	$437	$—	$1,848

Restructuring reserves	$637	$1,183	$(502)	$1,318

Discontinued operations reserve	$—	$1,248	$—	$1,248

For the year ended April 30, 2000

Allowance for doubtful accounts	$1,437	$7,344	$(3,153)	$5,628

Allowance for financing losses	$1,361	$50	$—	$1,411

Restructuring reserves	$697	$1,969	$(2,029)	$637

For the year ended April 30, 1999

Allowance for doubtful accounts	$1,171	$480	$(214)	$1,437

Allowance for financing losses	$1,645	$—	$(284)	$1,361

Restructuring reserves	$3,644	$1,522	$(4,469)	$697

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      No changes in or disagreements with accountants which required reporting on Form 8-K have occurred within the two-year period ended April 30, 2001.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information with respect to the directors and executive officers of the Company, set forth under “Information Concerning Directors, Nominees and Executive Officers” and under “Compliance with Section 16 (a)” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held September 13, 2001, is incorporated herein by reference.

Item 11. Executive Compensation.

      Information with respect to Executive Compensation set forth under “Executive Compensation” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held September 13, 2001, other than the subsections captioned “Report of the Compensation and Stock Option Committee” and “Performance Graph”, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information with respect to security ownership of certain beneficial owners and management, set forth under “Beneficial Ownership of Principal Shareholders and Management” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held September 13, 2001, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information with respect to certain relationships and related transactions, set forth under “Information Concerning Directors, Nominees and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held September 13, 2001, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules on page 19 of this report.

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

Dated: July 30, 2001

NORSTAN, INC. Registrant

By	/s/ James C. Granger

James C. Granger Chief Executive Officer and President (Principal Executive Officer)

By	/s/ Scott G. Christian

Scott G. Christian Chief Financial Officer (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Paul Baszucki	July 30, 2001

Paul Baszucki Chairman of the Board

/s/ James C. Granger	July 30, 2001

James C. Granger Director

/s/ Jagdish N. Sheth	July 30, 2001

Dr. Jagdish N. Sheth Director

/s/ Connie M. Levi	July 30, 2001

Connie M. Levi Director

/s/ Alan L. Mendelson	July 30, 2001

Alan L. Mendelson Director

/s/ Gerald D. Pint	July 30, 2001

Gerald D. Pint Director

/s/ Herbert F. Trader	July 30, 2001

Herbert F. Trader Director

Mercedes Walton Director

EXHIBIT INDEX

Exhibit No.	Description

3(a)	Restated Articles of Incorporation of the Company, as amended [filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1988 and incorporated herein by reference]; Amendments adopted September 9, 1993 and June 20, 1996 [filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]

3(b)	Bylaws of the Company [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1993 and Incorporated herein by reference]; Amendments adopted August 8, 1995 [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendments adopted September 20, 1995, July 30, 1996 and April 9, 1997 [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]

3(c)	Rights Agreement dated May 17, 1988 between Norstan, Inc. and Norwest Bank Minnesota, N.A. [filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference]; Amended and Restated Rights Agreement dated April 1, 1998 [filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) dated April 1, 1998 and incorporated herein by reference]; First Amendment to Amended and Restated Rights Agreement dated February 28, 1999 [filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 2) dated April 21, 1999 and incorporated herein by reference]

10(a)	Agreement for ROLM Authorized Distributors, effective July 27, 1993, between Norstan Communications, Inc. and ROLM Company [filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1993 and incorporated herein by reference]

10(b)	Norstan, Inc. Restated Non-Employee Directors’ Stock Plan, [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]

10(c)	Norstan, Inc. 1995 Long-Term Incentive Plan [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]; Amendment adopted July 30, 1996 [filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendment adopted August 16, 1996 [filed as Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]

10(d)	Amended and Restated Credit Agreement, dated as of December 20, 2000, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the period ended January 27, 2001 and incorporated herein by reference]

Exhibit No.	Description

10(d)(1)	First Amendment to the Credit Agreement, dated as of March 19, 2001, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks

10(d)(2)	Second Amendment to the Credit Agreement, dated as of March 30, 2001, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks

10(d)(3)	Third Amendment to the Credit Agreement, dated as of April 4, 2001, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks

10(d)(4)	Fourth Amendment to the Credit Agreement, dated as of May 15, 2001, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks

10(d)(5)	Fifth Amendment to the Credit Agreement, dated as of June 29, 2001, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks

10(e)	Lease Agreement, dated December 23, 1997, by and between Thomas Edward Limited Partnership and the Company [filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]

10(f)	Employment Agreement dated October 27, 2000 between James C. Granger and the Company [filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2000 and incorporated herein by reference]

10(g)	Amended and Restated Asset Purchase Agreement dated December 31, 2000, by and between Norstan Communications, Inc. and Ericsson, Inc. [filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the period ended January 27, 2001 and incorporated herein by reference]

10(h)	Purchase agreement among Jeffrey A. Lusenhop and Norstan Communications, Inc. and Norstan, Inc. dated January 1, 2001. [filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the period ended January 27, 2001 and incorporated herein by reference]

10(I)	Stock purchase agreement, dated as of April 30, 2001, by and among Norstan, Inc. and Synchromesh Consulting, Inc.

22	Subsidiaries of Norstan, Inc.

23(a)	Consent of Independent Public Accountants

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