Form 10-Q
period 2001-07-28
NORSTAN INC
filed 2001-09-11
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JULY 28, 2001

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

Telephone (952) 352-4000 Fax (952) 352-4949 Internet www.norstan.com
(Registrant’s telephone number, facsimile number, Internet address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X .	No	.

On September 4, 2001, there were 12,284,708 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

PART I. FINANCIAL INFORMATION

ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended

	July 28,	July 29,
	2001	2000

REVENUES

Communications Technology:

Solutions and Services	$51,264	$62,144

Resale	7,082	6,733

Network Services	6,000	7,560

Financial Services	1,730	2,349

Total Revenues	66,076	78,786

COST OF SALES

Communications Technology:

Solutions and Services	36,471	47,898

Resale	4,322	4,020

Network Services	4,375	5,806

Financial Services	484	698

Total Cost of Sales	45,652	58,422

GROSS MARGIN

Communications Technology:

Solutions and Services	14,793	14,246

Resale	2,760	2,713

Network Services	1,625	1,754

Financial Services	1,246	1,651

Total Gross Margin	20,424	20,364

Selling, General & Administrative Expenses	18,957	22,091

OPERATING INCOME (LOSS)	1,467	(1,727)

Interest Expense	(1,446)	(2,083)

Other Income (Expense), Net	132	(8)

INCOME (LOSS) FROM CONTINUING OPERATIONS

BEFORE INCOME TAXES	153	(3,818)

Income tax provision (benefit)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	153	(3,818)

DISCONTINUED OPERATIONS:

Loss from operations of discontinued segment	—	(3,722)

NET INCOME (LOSS)	$153	$(7,540)

NET INCOME (LOSS) PER SHARE (BASIC & DILUTED):

CONTINUING OPERATIONS	$0.01	$(0.35)

DISCONTINUED OPERATIONS	—	(0.34)

EARNINGS PER SHARE	$0.01	$(0.69)

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	11,909	10,916

DILUTED	12,398	10,916

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 28,	April 30,
	2001	2001

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$732	$2,434

Accounts receivable, net of allowances for doubtful accounts of $2,134 and $3,343	41,484	37,592

Lease receivables	19,983	25,292

Inventories	5,757	6,197

Costs and estimated earnings in excess of billings of $5,880 and $4,583	5,974	8,231

Prepaid expenses, deposits and other	4,939	5,594

Net current assets of discontinued operations	1,393	320

TOTAL CURRENT ASSETS	80,262	85,660

PROPERTY AND EQUIPMENT

Furniture, fixtures and equipment	96,639	96,146

Less-accumulated depreciation and amortization	(68,746)	(66,492)

NET PROPERTY AND EQUIPMENT	27,893	29,654

OTHER ASSETS

Lease receivables, net of current portion	26,939	30,635

Goodwill, net of accumulated amortization of $6,380 and $6,380	3,909	3,896

Deferred income taxes	12,014	12,039

Net non-current assets of discontinued operations	7,721	7,549

Other	495	406

TOTAL OTHER ASSETS	51,078	54,525

TOTAL ASSETS	$159,233	$169,839

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	July 28,	April 30,
	2001	2001

	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt	$38,700	$21,015

Current maturities of discounted lease rentals	13,062	13,242

Accounts payable	27,232	31,219

Deferred revenue	22,968	22,105

Accrued —

Salaries and wages	4,845	5,669

Warranty costs	1,969	2,042

Other liabilities	7,567	6,434

Billings in excess of costs and estimated earnings of $15,514 and $11,812	7,750	8,276

TOTAL CURRENT LIABILITIES	124,093	110,002

LONG-TERM DEBT, net of current maturities	15,430	38,200

DISCOUNTED LEASE RENTALS, net of current maturities	11,116	13,552

SHAREHOLDERS’ EQUITY

Common stock — $.10 par value; 40,000,000 authorized shares; 12,288,941 and 12,220,907 shares issued and outstanding	1,229	1,222

Capital in excess of par value	55,483	55,298

Accumulated deficit	(44,799)	(44,952)

Unamortized cost of stock	(1,318)	(1,438)

Accumulated other comprehensive loss	(2,001)	(2,045)

TOTAL SHAREHOLDERS’ EQUITY	8,594	8,085

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$159,233	$169,839

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

(In thousands)

	Three Months Ended

	July 28,	July 29,
	2001	2000

OPERATING ACTIVITIES

Net income (loss) from continuing operations	$153	$(3,818)

Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by continuing operations

Restructuring costs paid	(751)	—

Depreciation and amortization	3,744	5,134

Deferred income taxes	29	1,212

Changes in operating items:

Accounts receivable	(3,864)	6,344

Inventories	449	260

Costs and estimated earnings in excess of billings	2,272	2,620

Prepaid expenses, deposits and other	654	(504)

Accounts payable	(4,004)	(3,013)

Deferred revenue	841	249

Accrued liabilities	982	(1,489)

Billings in excess of costs and estimated earnings	(532)	(4,116)

Net cash (used for) provided by operating activities	(27)	2,879

INVESTING ACTIVITIES

Additions to property and equipment, net	(1,907)	(2,639)

Investment in lease contracts	(1,858)	(7,566)

Proceeds from lease contracts	10,940	10,511

Other, net	(32)	(2,501)

Net cash provided by (used for) investing activities	7,143	(2,195)

FINANCING ACTIVITIES

Borrowings on long-term debt	82,407	52,843

Repayments of long-term debt	(87,512)	(47,337)

Borrowings on discounted lease rentals	—	4,033

Repayments of discounted lease rentals	(2,647)	(5,153)

Proceeds from sale of common stock	191	377

Net cash (used for) provided by financing activities	(7,561)	4,763

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12)	(2)

NET (DECREASE) INCREASE IN CASH FROM

CONTINUING OPERATIONS	(457)	5,445

NET CASH FLOW FROM DISCONTINUED OPERATIONS	(1,245)	(3,123)

CASH, BEGINNING OF PERIOD	2,434	—

CASH, END OF PERIOD	$732	$2,322

      The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 28, 2001

UNAUDITED

      The information furnished in this report is unaudited and reflects normal recurring adjustments and such other adjustments which, in the opinion of management, are necessary to present fairly the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2001.

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS

      During fiscal 2001, the Company divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. The Company’s inability to realize synergies between its communications and IT consulting businesses and recurring losses generated by the consulting business contributed to the Company’s decision to divest itself of this non-strategic business segment.

      The Company’s divestiture of its IT consulting business began on February 7, 2001 with the sale of the Company’s 75 percent interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale included a payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of the Company with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005.

      The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale included a payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million maturing on September 12, 2001. In connection with the transaction, the Company retained its rights to certain assets and assumed certain liabilities of Norstan Consulting.

      The results of operations of these two business units have historically been reported as the Company’s “Consulting” business segment. With these sales, Consulting’s results are reported as discontinued operations at April 30, 2001 and for future periods. The Company’s consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued businesses for all periods presented.

      Net assets of discontinued operations include the following (in thousands):

	As of

	July 28,	April 30,
	2001	2001

Assets:

Cash, accounts receivable and inventories	$—	$500

Notes receivable, prepaids and other assets	10,058	10,809

Liabilities:

Accounts payable	(39)	(652)

Accrued —

Salaries & wages	—	(1,367)

Future lease obligations	(794)	(1,000)

Other liabilities	(111)	(421)

Net assets of discontinued operations	9,114	7,869

Less: Current portion	(1,393)	(320)

	$7,721	$7,549

      Summary operating results of the discontinued operations are as follows (in thousands):

	For the three months ended

	July 28,	July 29,
	2001	2000

Revenues	$—	$11,861

Cost of Sales	—	9,261

Gross margin	—	2,600

Sales, general and administrative expenses	—	6,210

Operating income (loss)	—	(3,610)

Other income (expense), net	—	(112)

Net income (loss) from discontinued operations	$—	$(3,722)

FOREIGN CURRENCY

      For the Company’s foreign operations, assets and liabilities are translated at exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity.

SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended

	July 28,	July 29,
	2001	2000

Cash paid for:

Interest	$1,788	$3,572

Income taxes	$27	$32

RECENTLY ISSUED ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, was issued in June 1998 and amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133” to require adoption at the beginning of the Company’s fiscal year ending April 30, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative’s fair value recognized in earnings unless specific hedge accounting criteria are satisfied. The Company’s adoption of SFAS No. 133 on May 1, 2001 did not have a material effect on the Company’s financial position or results of operations.

      On June 29, 2001, the Financial Accounting Standards Board approved two new statements, SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, the Company’s amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the new accounting standards. The Company adopted SFAS No. 142 in the first quarter of its fiscal year ending April 30, 2002. The Company’s annual goodwill amortization was approximately $450,000, which ceased effective May 1, 2001 upon adoption of the new rules. The Company is currently evaluating the impairment testing provisions of SFAS No. 142, and has not yet determined the effect of SFAS No. 142 on its consolidated financial position and results of operations. Should an impairment be determined to exist, the Company would record an impairment as a change in accounting principle and restate its first quarter results.

      The following tables set forth proforma net income and earnings per share (in thousands except per share amounts):

	Three Months Ended

	July 28,	July 29,
	2001	2000

Net income as reported	$153	$(7,540)

Add back: Goodwill amortization	—	126

Adjusted net income (loss)	$153	$(7,414)

Earnings per share as reported (Basic and Diluted):	$0.01	$(0.69)

Goodwill amortization	—	0.01

Adjusted earnings per share (Basic and Diluted)	$0.01	$(0.68)

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory reserves, depreciable lives of property and equipment, warranty reserves and others. Ultimate results may differ from those estimates.

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

COMPREHENSIVE INCOME

      The Company reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for the reporting of comprehensive income and its components. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive net income, as defined by SFAS No. 130, was approximately $197,000 for the three months ended July 28, 2001 and a net loss of $7.5 million for the similar period ended July 29, 2000.

RESTRUCTURING CHARGES

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

      During the fiscal quarter ended July 28, 2001, payments totaling $751,000 were charged against the restructuring reserve which was established as part of the above-described restructuring charge. At July 28, 2001, a reserve of approximately $432,000 remained for future payments to be made related to this restructuring charge (including severance costs of $30,000 and lease termination costs and other facility costs of $402,000). The Company believes these remaining costs will be incurred over the next twelve months.

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

      Realization of the Company’s net deferred tax asset is dependent on the Company’s ability to generate sufficient future taxable income. Although realization is not assured, the Company believes that it is more likely than not that the recorded asset will be realized. Should the Company’s operating strategies fail to produce sufficient taxable income in the future, the Company would record an additional valuation allowance in the appropriate future reporting period, as required by accounting principles generally accepted in the United States.

      The Company did not record any income tax provision related to the current quarter’s net income or income tax benefit for the previous year’s net loss based on projections of the full fiscal year’s results and the effective tax rate, also reflecting the impact of operating loss carry forwards generated in prior fiscal years.

BANK FINANCING

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

      On June 29, 2001, the Company entered into an agreement with the banks to restructure its existing senior debt facility. The new credit facility consists of the following components; A) $20.0 million term loan (“Term Loan A”) with various monthly principal payments due commencing on August 31, 2001 and ending on June 28, 2002, B) $15.4 million term loan (“Term Loan B”) with various principal payments due beginning on July 31, 2002, or earlier if Term Loan A is paid off early, and maturing on December 31, 2002, and C) up to a $30.0 million revolving line of credit based on the Company’s level of receivables and inventory. The revolving facility and Term Loan A bear interest at the banks’ reference rate plus 2.5%, while Term Loan B bears interest at the banks’ reference rate plus 4.0%. As of July 28, 2001, the company had outstanding borrowings of $51.5 million under this facility.

      Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the terms and conditions of the credit agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios. The Company was out of compliance with certain of these requirements as of April 30, 2001. However, these matters were remedied as a result of the above mentioned restructuring. As of July 28, 2001, the Company was in compliance with all applicable financial covenants.

      Under the terms of the December 2000 and June 2001 restructured credit agreements, the banks are entitled to receive warrants to purchase shares of the Company’s common stock. As of April 30, 2001, 389,545 warrants had been issued to the banks at various prices between $0.94 and $1.13 per share. These warrants were recorded at their estimated fair value at the date of issuance, with the resulting costs (approximately $323,000) charged to expense over the term of the related agreements. In addition, on June 29, 2001, 100,000 warrants were issued at $2.80 per share. All shares of common stock underlying the warrants issued to the banks are subject to demand and incidental (piggyback) registration rights.

      The Company has implemented a restructuring plan to address the Company’s future liquidity and capital resource requirements. Management of the Company believes that a combination of A) cash expected to be generated from operations, B) borrowing capacity available under the financing arrangements discussed above, C) other debt facilities, D) issuance of debt or equity securities, E) lease financing, and F) cash to be generated from the sale or divestiture of certain assets of the Company, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2002. The Company has not developed specific plans for the issuance or sale of debt or equity securities and there can be no assurance that if the Company is required to raise capital through such means that the Company will be successful in this regard.

BUSINESS SEGMENTS

      The Company delivers its products and services through four business segments, Communications Technology Solutions and Services, Resale, Network Services and Financial Services. The Company’s interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are as follows (in thousands):

	For the Quarter Ended

	July 28,		July 29,
	2001		2000

		Operating		Operating
	Revenues	Income (Loss)	Revenues	Income (Loss)

Communications Technology:

Solutions and Services	$51,264	$(19)	$62,144	$(3,141)

Resale	7,082	999	6,733	897

Network Services	6,000	(145)	7,560	(430)

Financial Services	1,730	632	2,349	947

	$66,076	$1,467	$78,786	$(1,727)

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Norstan, Inc. (“Norstan” or the “Company”) is a full-service telecommunications solutions company that delivers voice and data technologies and services, and remanufactured equipment to select corporate end-users and channel partners. Norstan also offers a full range of technologies for call center design, messaging, infrastructure, conferencing, and mobility. Norstan manages the operations of its subsidiaries, Norstan Communications, Inc., Norstan Canada, Ltd., Norstan Financial Services, Inc., Norstan Network Services, Inc., Vibes Technologies, Inc., Norstan International, Inc., and Norstan-UK Limited. The Company is headquartered in Minneapolis, Minnesota, with sales and service offices in 30 locations in the United States and Canada.

      The Company delivers its products and services through four business segments, Communications Technology Solutions and Services, Resale, Network Services and Financial Services, which accounted for 77.6%, 10.7%, 9.1% and 2.6% of Norstan’s revenues for the fiscal quarter ended July 28, 2001, respectively. Communications Technology Solutions offerings include customer contact-call centers, collaboration-conferencing and messaging, converged communication — IP telephony and PBX systems, infrastructure cabling, wiring, sound and signal and mobile business networking. Communications Technology Services offerings include project consulting, project management, installation, system monitoring and support services maintenance. Resale offers refurbished and re-certified voice and data products. Network Services offers multiple source local and long distance services and Financial Services supports the sales process by providing customized financing alternatives.

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

SUMMARY

      During the quarter ended July 28, 2001, the Company reported net income of $153,000 or $0.01 per common share, as compared to a net loss of $7.5 million or $0.69 per common share for the quarter ended July 29, 2000.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A
	PERCENTAGE OF REVENUES		PERCENTAGE
	Three Months Ended		CHANGE

	July 28,	July 29,	Fiscal
	2001	2000	2002 vs. 2001

REVENUES

Communications Technology:

Solutions and Services	77.6%	78.9%	(17.5%)

Resale	10.7	8.5	5.2

Network Services	9.1	9.6	(20.6)

Financial Services	2.6	3.0	(26.4)

Total Revenues	100.0%	100.0%	(16.1%)
COST OF SALES	69.1%	74.2%	(21.9%)

GROSS MARGIN	30.9%	25.8%	0.3%

SELLING, GENERAL &

ADMINISTRATIVE EXPENSES	28.7%	28.0%	(14.2%)

OPERATING INCOME (LOSS)	2.2%	(2.2%)	184.9%

Interest Expense and Other, Net	(2.0%)	(2.7%)	(37.2%)

NET INCOME (LOSS) — Continuing Operations	0.2%	(4.9%)	104.0%

NET INCOME (LOSS) — Discontinued Operations	—	(4.7%)	—

NET INCOME (LOSS)	0.2%	(9.6%)	102.0%

      The following table sets forth, for the periods indicated, the gross margin percentages for the Company’s business segments (continuing operations):

	Three Months Ended

	July 28,	July 29,
	2001	2000

GROSS MARGIN PERCENTAGES

Communications Technology:

Solutions and Services	28.9%	22.9%

Resale	39.0%	40.3%

Network Services	27.1%	23.2%

Financial Services	72.0%	70.3%

RESULTS OF OPERATIONS

      REVENUES.   Revenues decreased 16.1% to $66.1 million in the first quarter of fiscal year 2002, compared to $78.8 million for the first quarter of fiscal year 2001.

      Revenues within the Communications Technology Solutions and Services segment decreased 17.5% to $51.3 million for the first quarter ended July 28, 2001, compared to $62.1 million for the similar period last year. This decrease was the result of lower revenues in Solutions’ product offerings including call centers, PBX systems, and conferencing. Within Services, increased service contract revenues offset decreases in moves, adds and changes and convergence services revenues.

      Resale revenues increased 5.2% to $7.1 million for the period ended July 28, 2001 as compared to $6.7 million for the same period ended July 29, 2000. This increase was due to increased revenues from Vibes Technologies.

      Network Services’ revenues decreased 20.6% to $6.0 million in the first quarter of fiscal year 2002, as compared to $7.6 million for the similar quarter last year due to the Company’s decreased emphasis on pursuing additional Network Services’ revenue. Financial Services’ revenues declined 26.4% to $1.7 million from $2.3 million a year ago. This decrease is attributed to the Company’s strategic decision not to offer financing directly to its customers. Norstan Financial Services has partnered with Fidelity Leasing to provide financial alternatives to its customers under a private label leasing program.

      GROSS MARGIN.   The Company’s gross margin was $20.4 million for the quarters ended July 28, 2001 and July 29, 2000. As a percent of total revenues, the gross margin increased to 30.9% for the three month period ended July 28, 2001, compared to 25.8% for the similar period ended July 29, 2000.

      Gross margin for Communications Technology Solutions and Services increased to 28.9% during the first quarter of fiscal year 2002, compared to 22.9% for the same period in fiscal year 2001. Solutions’ gross margin as a percent of revenues was 27.5% as compared to 19.3% a year ago while Services’ gross margin was 31.5% and 29.0% for the first quarter for fiscal years 2002 and 2001, respectively. These increases are the result of a change in the Company’s product/service mix, improved project management and greater focus on cost controls.

      Resale’s gross margin as a percent of revenues were relatively flat at 39.0% and 40.3% for the quarter ended July 28, 2001 and July 29, 2000, respectively.

      Network Services’ gross margin as a percent of revenues was 27.1% for the quarter ended July 28, 2001 as compared to 23.2% for the same quarter last year. Gross margin for Financial Services was 72.0% for the three months ended July 28, 2001 and 70.3% for the similar period ended July 29, 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and administrative expenses decreased 14.2% to $19.0 million in the first quarter of fiscal year 2002, from $22.1 million in the similar period last year. As a percent of revenues, selling, general and administrative expenses were 28.7% and 28.0% for the three month periods ended July 28, 2001 and July 29, 2000, respectively. The Company has taken measures to remove a significant amount of costs from its businesses over the past year. In addition, with the adoption of SFAS No. 142, the Company no longer records amortization expense related to previously recorded goodwill. The Company continues to monitor expenditures and is pursuing aggressive cost control measures.

      INTEREST EXPENSE.   Interest expense was $1.4 million and $2.1 million for the three month periods ended July 28, 2001 and July 29, 2000, respectively. The decrease in interest expense was primarily the result of a decrease in the borrowings under the Company’s revolving long-term credit facilities which were at $51.5 million as of July 28, 2001 compared to $71.2 million as of July 29, 2000 as well as reduced weighted average interest rates.

      INCOME TAXES.   The Company did not record any income tax provision related to the current quarter’s net income or income tax benefit for the previous year’s net loss based on projections of the full fiscal year’s results and the effective tax rate, also reflecting the impact of operating loss carry forwards generated in prior fiscal years.

      NET INCOME FROM CONTINUING OPERATIONS.   The Company reported net income from continuing operations of $153,000 or $0.01 per basic and diluted share for the quarter ended July 28, 2001, as compared to a net loss of $3.8 million or $0.35 per share for the same quarter last year.

      DISCONTINUED OPERATIONS.   During fiscal 2001, the Company divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. The Company’s inability to realize synergies between its communications and IT consulting businesses and recurring losses generated by the consulting business contributed to the Company’s decision to divest itself of this non-strategic business segment.

      The Company’s divestiture of its IT consulting business began on February 7, 2001 with the sale of the Company’s 75 percent interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale included a payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of the Company with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005.

      The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale included a payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million maturing on September 12, 2001. In connection with the transaction, the Company retained its rights to certain assets and assumed certain liabilities of Norstan Consulting.

      The results of operations of these two business units have historically been reported as the Company’s “Consulting” business segment. With these sales, Consulting’s results are reported as discontinued operations at April 30, 2001 and for future periods. The Company’s consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued businesses for all periods presented.

      Summary operating results of the discontinued operations are as follows (in thousands):

	For the three months ended

	July 28,	July 29,
	2001	2000

Revenues	$—	$11,861

Cost of Sales	—	9,261

Gross margin	—	2,600

Sales, general and administrative expenses	—	6,210

Operating income (loss)	—	(3,610)

Other income (expense), net	—	(112)

Net income (loss) from discontinued operations	$—	$(3,722)

      NET INCOME (LOSS).   For the quarter ended July 28, 2001, the Company reported net income of $153,000 or $0.01 per basic and diluted share, as compared to a net loss of $7.5 million or $0.69 per share in the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

      For the quarter ended July 28, 2001, continuing operating activities utilized cash of $27,000 as compared to providing cash of $2.9 million in the similar period last year. Investing activities provided cash of $7.1 million in the current quarter as compared to utilizing cash of $2.2 million in the prior year’s first quarter. This change is the result of reduced spending on capital assets and significant reduction in investments in lease contracts. The funds provided by investing activities were utilized to repay the Company’s long-term debt. As a result, financing activities utilized cash of $7.6 million during the quarter ended July 28, 2001 as compared to providing cash of $4.8 million in the comparable quarter ended July 29, 2000.

      CAPITAL EXPENDITURES.   The Company used $1.9 million for capital expenditures during the three month period ended July 28, 2001, compared to $2.6 million in the similar period last year. This reduction was the result of increased focus on cost controls and better utilization of current resources. These expenditures were primarily for equipment costs incurred in connection with outsourcing and managed services arrangements.

      INVESTMENT IN LEASE CONTRACTS.   The Company has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company is winding down its leasing activities. The additional investment made in lease contracts in the first three months of fiscal year 2002 totaled $1.9 million. Net lease receivables decreased to $46.9 million at July 28, 2001 from $55.9 million at April 30, 2001.

      The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $24.2 million at July 28, 2001 as compared to $26.8 million at April 30, 2001. Interest rates on these credit agreements at July 28, 2001 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers. During July 2001, the Company also sold certain leases to a third party on a non-recourse basis. Total proceeds from this sale were $3.6 million which is included in “Proceeds from lease contracts” on the Consolidated Statements of Cash Flow. Subsequent to quarter end, the Company also sold a group of leases with total proceeds of $2.9 million.

BANK FINANCING

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

      On June 29, 2001, the Company entered into an agreement with the banks to restructure its existing senior debt facility. The new credit facility consists of the following components; A) $20.0 million term loan (“Term Loan A”) with various monthly principal payments due commencing on August 31, 2001 and ending on June 28, 2002, B) $15.4 million term loan (“Term Loan B”) with various principal payments due beginning on July 31, 2002, or earlier if Term Loan A is paid off early, and maturing on December 31, 2002, and C) up to a $30.0 million revolving line of credit based on the Company’s level of receivables and inventory. The revolving facility and Term Loan A bear interest at the banks’ reference rate plus 2.5%, while Term Loan B bears interest at the banks’ reference rate plus 4.0%. As of July 28, 2001, the company had outstanding borrowings of $51.5 million under this facility.

      Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the terms and conditions of the credit agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios. The Company was out of compliance with certain of these requirements as of April 30, 2001. However, these matters were remedied as a result of the above mentioned restructuring. As of July 28, 2001, the Company was in compliance with all applicable financial covenants.

      Under the terms of the December 2000 and June 2001 restructured credit agreements, the banks are entitled to receive warrants to purchase shares of the Company’s common stock. As of April 30, 2001, 389,545 warrants had been issued to the banks at various prices between $0.94 and $1.13 per share. These warrants were recorded at their estimated fair value at the date of issuance, with the resulting costs (approximately $323,000) charged to expense over the term of the related agreements. In addition, on June 29, 2001, 100,000 warrants were issued at $2.80 per share. All shares of common stock underlying the warrants issued to the banks are subject to demand and incidental (piggyback) registration rights.

      The Company has implemented a restructuring plan to address the Company’s future liquidity and capital resource requirements. Management of the Company believes that a combination of A) cash expected to be generated from operations, B) borrowing capacity available under the financing arrangements discussed above, C) other debt facilities, D) issuance of debt or equity securities, E) lease financing, and F) cash to be generated from the sale or divestiture of certain assets of the Company, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2002. The Company has not developed specific plans for the issuance or sale of debt or equity securities and there can be no assurance that if the Company is required to raise capital through such means that the Company will be successful in this regard.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      GENERAL.   Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of the Company’s operations and cash flows. In the ordinary course of business, the Company is exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on the Company’s long-term debt obligations, discounted lease rentals, capital leases and other long-term debt obligations.

      INTEREST RATE RISK.   For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not results of operations or cash flows. The Company does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt will not have an effect on results of operations or cash flows until the Company decides, or is required, to refinance such debt.

      For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. The Company has variable rate debt of $52.5 million outstanding at July 28, 2001 with a weighted average interest rate of 9.6%. Assuming that the Company’s balance of variable rate debt remains constant at $52.5 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows of $525,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows of $525,000.

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

      FOREIGN CURRENCY RISK.   The Company is exposed to foreign currency rate risk. Substantially all foreign exchange exposure is the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar during the year ended April 30, 2001 and for the three months ended July 28, 2001 remained relatively unchanged.

      Assets and liabilities outside the United States are located primarily in Canada. The Company’s investments in its foreign subsidiary with a functional currency other than the U.S. dollar are not hedged. The potential loss in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate would not materially affect the Company’s consolidated financial position, results of operations or cash flows. Any gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets of the Company would be recorded as a separate component of shareholders’ equity.

      DERIVATIVE FINANCIAL INSTRUMENTS.   The Company currently does not have any derivative financial instruments in place to manage interest costs, but may consider utilizing such instruments in the future as a means to manage interest rate risk.

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

The Company is pursuing various claims before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) and certain former employees of PRIMA, which claims arise out of the Company’s September 1997 acquisition of PRIMA. The Company alleges that the respondents breached various covenants contained in agreements entered into in connection with the purchase transaction, aided and abetted tortious interference with those contracts and misappropriated trade secrets resulting in a substantial deterioration in the value of the acquired business. The Company further alleges an alternative claim of fraud in the inducement based on the former owner’s voiding of non-competes prior to Norstan’s acquisition of PRIMA. In addition, the Company has asserted claims in North Carolina federal district court against the new company established by the former owner of PRIMA for tortious interference with contracts and misappropriation of trade secrets.

The Company is seeking to recover compensatory damages of approximately $22.5 million, together with punitive damages. Although management believes the Company’s claims are meritorious, there can be no assurance that the Company will prevail in the arbitration proceeding, or in the event that the Company does prevail in the arbitration proceeding, of the amount of any damages that may be awarded to the Company. Further, there can be no assurance that the respondents will have sufficient assets to satisfy any award received by the Company pursuant to the arbitration proceeding.

In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative who claims he is owed $458,675 in additional commissions. Norstan denies that the former sales representative is entitled to any additional commissions. Norstan filed a counterclaim, seeking reimbursement of overpayments that had been made to the sales representative. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. The Company believes the ruling is in error and intends to file an appeal. However, there can be no assurance that the Company will be successful in its appeal. Management believes that the July 28, 2001 consolidated financial statements adequately reflect the Company’s exposure under this lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

None.

      (b)   Reports on Form 8-K.

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC. Registrant

Date: September 11, 2001	By /s/ James C. Granger James C. Granger Chief Executive Officer and President (Principal Executive Officer)

Date: September 11, 2001	By /s/ Scott G. Christian Scott G. Christian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)