Form 10-Q
period 2001-10-27
NORSTAN INC
filed 2001-12-11
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                      (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED OCTOBER 27, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to __________

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

Yes .    No .

On December 3, 2001, there were 12,275,052 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

PART I. FINANCIAL INFORMATION

ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended

	October 27,	October 28,	October 27,	October 28,
	2001	2000	2001	2000

REVENUES
Communications Technology:
Solutions and Services	$53,280	$61,057	$104,544	$123,201
Resale	8,004	6,863	15,086	13,596
Network Services	5,564	7,420	11,564	14,980
Financial Services	1,527	2,078	3,257	4,427

Total Revenues	68,375	77,418	134,451	156,204

COST OF SALES
Communications Technology:
Solutions and Services	37,299	46,406	73,770	94,303
Resale	5,132	4,110	9,454	8,130
Network Services	4,064	5,663	8,439	11,470
Financial Services	254	467	738	1,165

Total Cost of Sales	46,749	56,646	92,401	115,068

GROSS MARGIN
Communications Technology:
Solutions and Services	15,981	14,651	30,774	28,898
Resale	2,872	2,753	5,632	5,466
Network Services	1,500	1,757	3,125	3,510
Financial Services	1,273	1,611	2,519	3,262

Total Gross Margin	21,626	20,772	42,050	41,136

Selling, General & Administrative Expenses	20,386	23,325	39,343	45,416
OPERATING INCOME (LOSS)	1,240	(2,553)	2,707	(4,280)
Interest Expense	(1,250)	(2,116)	(2,696)	(4,199)
Other Income (Expense), Net	345	(1,015)	477	(1,023)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	335	(5,684)	488	(9,502)
Income Tax (Benefit) Provision	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	335	(5,684)	488	(9,502)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued segment	—	(2,047)	—	(5,769)

NET INCOME (LOSS)	$335	$(7,731)	$488	$(15,271)

NET INCOME (LOSS) PER SHARE - (BASIC & DILUTED) CONTINUING OPERATIONS	$0.03	$(0.51)	$0.04	$(0.86)
DISCONTINUED OPERATIONS	—	(0.18)	—	(0.52)

EARNINGS PER SHARE	$0.03	$(0.69)	$0.04	$(1.38)

WEIGHTED AVERAGE SHARES -
BASIC	12,041	11,183	11,953	11,089

DILUTED	12,724	11,183	12,538	11,089

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 27,	April 30,
	2001	2001

	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,945	$2,434
Accounts receivable, net of allowances for doubtful accounts of $1,448 and $3,343	40,619	37,592
Lease receivables	15,870	25,292
Inventories	4,497	6,197
Costs and estimated earnings in excess of billings of $9,092 and $4,583	5,514	8,231
Prepaid expenses, deposits and other	4,392	5,594
Net current assets of discontinued operations	2,594	320

TOTAL CURRENT ASSETS	75,431	85,660

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	97,461	96,146
Less-accumulated depreciation and amortization	(72,300)	(66,492)

NET PROPERTY AND EQUIPMENT	25,161	29,654

OTHER ASSETS
Lease receivables, net of current portion	21,256	30,635
Goodwill, net of accumulated amortization of $6,380 and $6,380	3,879	3,896
Deferred income taxes	12,002	12,039
Net non-current assets of discontinued operations	6,528	7,549
Other	581	406

TOTAL OTHER ASSETS	44,246	54,525

TOTAL ASSETS	$144,838	$169,839

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 27,	April 30,
	2001	2001

	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$33,205	$21,015
Current maturities of discounted lease rentals	11,023	13,242
Accounts payable	24,488	31,219
Deferred revenue	21,535	22,105
Accrued -
Salaries and wages	7,633	5,669
Warranty costs	1,964	2,042
Other liabilities	8,248	6,434
Billings in excess of costs and estimated earnings of $18,579 and $11,812	7,475	8,276

TOTAL CURRENT LIABILITIES	115,571	110,002

LONG-TERM DEBT, net of current maturities	10,992	38,200

DISCOUNTED LEASE RENTALS, net of current maturities	9,183	13,552

SHAREHOLDERS’ EQUITY
Common stock - $.10 par value; 40,000,000 authorized shares; 12,315,451 and 12,220,907 shares issued and outstanding	1,232	1,222
Capital in excess of par value	55,565	55,298
Accumulated deficit	(44,464)	(44,952)
Unamortized cost of stock	(1,102)	(1,438)
Accumulated other comprehensive loss	(2,139)	(2,045)

TOTAL SHAREHOLDERS’ EQUITY	9,092	8,085

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$144,838	$169,839

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

(In thousands)

	Six Months Ended

	October 27,	October 28,
	2001	2000

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$488	$(9,502)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
Restructuring costs paid	(732)	—
Depreciation and amortization	7,925	10,263
Deferred income taxes	(10)	1,168
Changes in operating items:
Accounts receivable	(1,615)	10,115
Inventories	1,691	3,386
Costs and estimated earnings in excess of billings	2,713	3,162
Prepaid expenses, deposits and other	1,202	(2,820)
Accounts payable	(6,678)	(1,084)
Deferred revenue	(532)	(62)
Accrued liabilities	4,445	1,358
Billings in excess of costs and estimated earnings	(784)	(3,526)

Net cash provided by operating activities	8,113	12,458

INVESTING ACTIVITIES
Additions to property and equipment, net	(2,870)	(6,247)
Investment in lease contracts	(2,545)	(15,313)
Proceeds from lease contracts	13,413	17,069
Other, net	(452)	1,290

Net cash provided by (used for) investing activities	7,546	(3,201)

FINANCING ACTIVITIES
Proceeds from the sale of leases	6,430	—
Borrowings on long-term debt	159,615	93,694
Repayments of long-term debt	(174,642)	(88,307)
Borrowings on discounted lease rentals	—	4,012
Repayments of discounted lease rentals	(6,553)	(10,668)
Proceeds from sale of common stock	277	768

Net cash used for financing activities	(14,873)	(501)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22)	51

NET INCREASE IN CASH FROM CONTINUING OPERATIONS	764	8,807
NET CASH FLOW FROM DISCONTINUED OPERATIONS	(1,253)	(6,834)
CASH, BEGINNING OF PERIOD	2,434	(18)

CASH, END OF PERIOD	$1,945	$1,955

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 27, 2001

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

     The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale included a payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million which matured in September, 2001 and remains unpaid. The promissory note is secured by certain assets of the business. In connection with the transaction, the Company retained its rights to certain assets and assumed certain liabilities of Norstan Consulting.

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

Net assets of discontinued operations include the following (in thousands):

	As of

	October 27,	April 30,
	2001	2001

Assets:
Cash, accounts receivable and inventories	$—	$500
Notes receivable, prepaids and other assets	10,010	10,809
Liabilities:
Accounts payable	(20)	(652)
Accrued -
Salaries & wages	—	(1,367)
Future lease obligations	(857)	(1,000)
Other liabilities	(11)	(421)

Net assets of discontinued operations	9,122	7,869
Less: Current portion	(2,594)	(320)

	$6,528	$7,549

     Summary operating results of the discontinued operations are as follows (in thousands):

	For the periods ended
	October 28, 2000

	Three	Six
	Months	Months

Revenues	$11,578	$23,438
Cost of Sales	7,629	16,889

Gross margin	3,949	6,549
Sales, general and administrative expenses	5,948	12,158

Operating loss	(1,999)	(5,609)
Other income (expense), net	(48)	(160)

Net loss from discontinued operations	$(2,047)	$(5,769)

FOREIGN CURRENCY

     For the Company’s foreign operations, assets and liabilities are translated at exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is as follows (in thousands):

	Six Months Ended

	October 27,	October 28,
	2001	2000

Cash paid for:
Interest	$3,017	$6,314
Income taxes	$59	$69

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

     On June 29, 2001, the Financial Accounting Standards Board approved two new statements, SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, the Company’s amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the new accounting standards. The Company adopted SFAS No. 142 in the first quarter of its fiscal year ending April 30, 2002. The Company’s annual goodwill amortization was approximately $450,000, which ceased effective May 1, 2001 upon adoption of the new rules. The Company is currently evaluating the impairment testing provisions of SFAS No. 142, and has not yet determined the effect of SFAS No. 142 on its consolidated financial position and results of operations. Should an impairment be determined to exist, the Company would record an impairment as a change in accounting principle and restate its first quarter and year-to-date results.

     The following tables set forth proforma net income and earnings per share (in thousands except per share amounts):

	Six Months Ended

	October 27,	October 28,
	2001	2000

Net income (loss) as reported	$488	$(15,271)
Add back: Goodwill amortization	—	251

Adjusted net income (loss)	$488	$(15,020)

Earnings (loss) per share as reported (Basic and Diluted)	$0.04	$(1.38)
Goodwill amortization	—	.02

Adjusted earnings (loss) per share (Basic and Diluted)	$0.04	$(1.36)

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

COMPREHENSIVE INCOME

     The Company reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for the reporting of comprehensive income and its components. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive net income, as defined by SFAS No. 130, was approximately $197,000 for the three months ended October 27, 2001 and a net loss of $8.0 million for the similar period ended October 28, 2000. For the six month period ended October 27, 2001, the Company had comprehensive income of $394,000 as compared to a comprehensive loss of $15.5 million for the similar period last year.

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

     During the six months ended October 27, 2001, payments totaling $732,000 were charged against the restructuring reserve which was established as part of the above-described restructuring charge. At October 27, 2001, a reserve of approximately $451,000 remained for future payments to be made related to this restructuring charge.

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

     The Company did not record any income tax provision related to the current year’s net income or income tax benefit for the previous year’s net losses based on projections of the full fiscal year’s results and the effective tax rate, also reflecting the impact of operating loss carry forwards generated in prior fiscal years.

BANK FINANCING

     As of April 30, 2001, the Company had a $78.0 million credit agreement with certain banks. In December 2000, the Company entered into a restructured credit facility with the banks which consisted of the following components; A) $15.0 million term loan, B) $15.0 million term loan, C) $18.0 million term loan, and D) up to $30.0 million revolving line of credit based on the Company’s level of receivables and inventory. All components of this facility were to mature no later than June 29, 2001. The term loans bore interest at the banks’ reference rate plus 3.5% to 4.5% (11.0% to 12.0% at April 30, 2001) and the revolving facility bore interest at the banks’ reference rate plus 2.5% (10.0% at April 30, 2001). Certain portions of the borrowings under this facility were classified as long-term as of April 30, 2001 as a result of the credit facility restructuring discussed below.

     On June 29, 2001, the Company entered into an agreement with the banks to restructure its existing senior debt facility. The new credit facility consists of the following components; A) $20.0 million term loan (“Term Loan A”) with various monthly principal payments due commencing on August 31, 2001 and ending on June 28, 2002, B) $15.4 million term loan (“Term Loan B”) with various principal payments due beginning on July 31, 2002, or earlier if Term Loan A is paid off early, and maturing on December 31, 2002, and C) up to a $30.0 million revolving line of credit based on the Company’s level of receivables and inventory and maturing on June 28, 2002. The revolving facility and Term Loan A bear interest at the banks’ reference rate (5.5% at October 27, 2001) plus 2.5%, while Term Loan B bears interest at the banks’ reference rate plus 4.0%. As of October 27, 2001, the company had outstanding borrowings of $43.0 million under this facility.

     Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the terms and conditions of the credit agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios. As of October 27, 2001, the Company was in compliance with all applicable financial covenants.

     Under the terms of the December 2000 and June 2001 restructured credit agreements, the banks received warrants to purchase shares of the Company’s common stock. As of April 30, 2001, 389,545 warrants had been issued to the banks at various prices between $0.94 and $1.13 per share. In addition, on June 29, 2001, 100,000 warrants were issued at $2.80 per share. These warrants were recorded at their estimated fair value at the dates of issuance. All shares of common stock underlying the warrants issued to the banks are subject to demand and incidental (piggyback) registration rights.

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

BUSINESS SEGMENTS

     The Company delivers its products and services through four business segments, Communications Technology Solutions and Services, Resale, Network Services and Financial Services. The Company’s interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are as follows (in thousands):

	For the Quarter Ended

	October 27,		October 28,
	2001		2000

		Operating		Operating
	Revenues	Income (Loss)	Revenues	Income (Loss)

Communications Technology:
Solutions and Services	$53,280	$39	$61,057	$(3,450)
Resale	8,004	732	6,863	498
Network Services	5,564	(62)	7,420	(622)
Financial Services	1,527	531	2,078	1,021

Totals	$68,375	$1,240	$77,418	$(2,553)

	For the Six Months Ended

	October 27,		October 28,
	2001		2000

		Operating		Operating
	Revenues	Income (Loss)	Revenues	Income (Loss)

Communications Technology:
Solutions and Services	$104,544	$21	$123,201	$(6,587)
Resale	15,086	1,735	13,596	1,395
Network Services	11,564	(211)	14,980	(1,053)
Financial Services	3,257	1,162	4,427	1,965

Totals	$134,451	$2,707	$156,204	$(4,280)

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

     The Company delivers its products and services through four business segments, Communications Technology Solutions and Services, Resale, Network Services and Financial Services, which accounted for 77.9%, 11.7%, 8.2% and 2.2% of Norstan’s revenues for the fiscal quarter ended October 27, 2001, respectively. Communications Technology Solutions offerings include customer contact-call centers, collaboration-conferencing and messaging, converged communication – IP telephony and PBX systems, infrastructure cabling, wiring, sound and signal and mobile business networking. Communications Technology Services offerings include project consulting, project management, installation, system monitoring and support services maintenance. Resale offers refurbished and re-certified voice and data products. Network Services offers multiple source local and long distance services and Financial Services supports the sales process by providing customized financing alternatives.

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

SUMMARY

     During the quarter ended October 27, 2001, the Company reported net income of $335,000 or $0.03 per common share, as compared to a net loss of $7.7 million or $0.69 per common share for the quarter ended October 28, 2000. For the six month period ended October 27, 2001, the Company reported net income of $488,000 or $0.04 per common share, as compared to a net loss of $15.3 million, or $1.38 per share, for the similar period last year.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A			DOLLAR AMOUNTS AS A
	PERCENTAGE OF REVENUES		PERCENTAGE	PERCENTAGE OF REVENUES		PERCENTAGE
	Three Months Ended		CHANGE	Six Months Ended		CHANGE

	October 27,	October 28,	Fiscal	October 27,	October 28,	Fiscal
	2001	2000	2002 vs. 2001	2001	2000	2002 vs. 2001

REVENUES:
Communications Technology:
Solutions and Services	77.9%	78.9%	(12.7%)	77.8%	78.9%	(15.1%)
Resale	11.7%	8.8%	16.6%	11.2%	8.7%	11.0%
Network Services	8.2%	9.6%	(25.0%)	8.6%	9.6%	(22.8%)
Financial Services	2.2%	2.7%	(26.5%)	2.4%	2.8%	(26.4%)

Total Revenues	100.0%	100.0%	(11.7%)	100.0%	100.0%	(13.9%)
COST OF SALES	68.4%	73.2%	(17.5%)	68.7%	73.7%	(19.7%)

GROSS MARGIN	31.6%	26.8%	4.1%	31.3%	26.3%	2.2%
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	29.8%	30.1%	(12.6%)	29.3%	29.0%	(13.4%)

OPERATING INCOME (LOSS)	1.8%	(3.3%)	(148.6%)	2.0%	(2.7%)	(163.2%)
Interest Expense and Other, Net	(1.3%)	(4.0%)	(71.1%)	(1.6%)	(3.4%)	(57.5%)

NET INCOME (LOSS)
Continuing Operations	0.5%	(7.3%)	105.9%	0.4%	(6.1%)	105.1%
Discontinued Operations	—	(2.7%)	100.0%	—	(3.7%)	100.0%

NET INCOME (LOSS)	0.5%	(10.0%)	104.3%	0.4%	(9.8%)	103.2%

The following table sets forth, for the periods indicated, the gross margin percentages for Company’s business segments (continuing operations):

	Three Months Ended		Six Months Ended

	October 27,	October 28,	October 27,	October 28,
	2001	2000	2001	2000
GROSS MARGIN PERCENTAGES
Communications Technology:
Solutions and Services	30.0%	24.0%	29.4%	23.5%
Resale	35.9%	40.1%	37.3%	40.2%
Network Services	27.0%	23.7%	27.0%	23.4%
Financial Services	83.4%	77.5%	77.3%	73.7%

RESULTS OF OPERATIONS

     REVENUES. Revenues decreased 11.7% to $68.4 million in the second quarter of fiscal year 2002, compared to $77.4 million for the second quarter of fiscal year 2001. For the comparable six month periods ended October 27, 2001 and October 28, 2000, revenues decreased 13.9% to $134.5 million as compared to $156.2 million.

     Revenues within the Communications Technology Solutions and Services segment decreased 12.7% to $53.3 million for the second quarter ended October 27, 2001, compared to $61.1 million for the similar period last year. Revenues decreased 15.1% to $104.5 million for the six month period ended October 27, 2001 from $123.2 million for the same period last year. These decreases were primarily the result of lower revenues in Solutions’ product offerings including call centers, PBX systems, and conferencing, offset somewhat by increased service contract revenues and conferencing services revenues.

     With the continued slow economy, near term revenue projections within this segment are difficult. However, the Company’s new business model, concentrating on its core competencies, is gaining traction with a renewed focus on providing direct solutions to enterprise customers, communications technology services to channel partners and the remanufacture and resale of business communications products. In addition, the Company continues to aggressively pursue channel partners and other strategic relationships as evidenced by the recently announced relationship with Nortel Networks. This relationship has the potential to expand the Company’s geographic reach and capabilities within its Communications Technology Solutions and Services segment.

     Resale revenues increased 16.6% to $8.0 million for the quarter ended October 27, 2001 as compared to $6.9 million for the same period ended October 28, 2000. For the comparable six month periods ended October 27, 2001 and October 28, 2000, revenues within this segment increased 11.0% to $15.1 million as compared to $13.6 million. These increases were due to increased revenues from Vibes Technologies, the Company’s integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment.

     Network Services’ revenues decreased 25.0% to $5.6 million in the second quarter of fiscal year 2002, as compared to $7.4 million for the similar quarter last year. During the comparable six month periods ended October 27, 2001 and October 28, 2000, revenues decreased 22.8% to $11.6 million from $15.0 million. These decreases were due to the Company’s decreased emphasis on pursuing additional Network Services’ revenue. Financial Services’ revenues declined 26.5% to $1.5 million as compared to $2.1 million a year ago. For the six month period ended October 27, 2001, revenues decreased 26.4% to $3.3 million as compared to $4.4 million for the similar period last year. These decreases were attributed to the Company’s strategic decision not to offer financing directly to its customers. Norstan Financial Services has partnered with Fidelity Leasing to provide financial alternatives to its customers under a private label leasing program. Revenues from Network Services and Financial Services will continue to decline as these activities wind down.

     GROSS MARGIN. The Company’s gross margin was $21.6 million for the quarter ended October 27, 2001 an increase of 4.1% from $20.8 million for the quarter ended October 28, 2000. For the six month period ended October 27, 2001, gross margin increased 2.2%, to $42.1 million as compared to $41.1 million for the similar period last year. As a percent of total revenues, gross margin improved to 31.6% and 31.3% for the three and six month periods ended October 27, 2001 as compared to 26.8% and 26.3% for the similar periods ended October 28, 2000.

     Gross margin as a percent of revenues for Communications Technology Solutions and Services was 30.0% and 29.4% for the three and six month periods ended October 27, 2001 as compared to 24.0% and 23.5% for the comparable periods ended October 28, 2000. These increases are the result of a change in the Company’s product/service mix, improved project management and continued efforts to control operating expenses. In addition, the Company has been diligent in evaluating new sales on the basis of the quality of revenue offered.

     Resale’s gross margin as a percent of revenues was 35.9% and 37.3% for the three and six month periods ended October 27, 2001 compared to 40.1% and 40.2% for the similar periods ended October 28, 2000.

     Network Services’ gross margin as a percent of revenues was 27.0% for the three and six month periods ended October 27, 2001 compared to 23.7% and 23.4% for the comparable periods ended October 28, 2000. Gross margin as a percent of revenues for Financial Services was 83.4% and 77.3% for the three and six month periods ended October 27, 2001 and 77.5% and 73.7% for the similar period ended October 28, 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 12.6% to $20.4 million in the second quarter of fiscal year 2002, from $23.3 million in the similar period last year. For the six month period ended October 27, 2001, selling, general and administrative expenses decreased 13.4% to $39.3 million compared to $45.4 million for the same period last year. As a percent of revenues, selling, general and administrative expenses were 29.8% and 29.3% for the three and six month periods ended October 27, 2001 compared to 30.1% and 29.0% for the similar periods last year. The Company has taken measures to remove a significant amount of costs from its businesses over the past year. In addition, with the adoption of SFAS No. 142, the Company no longer records amortization expense related to previously recorded goodwill. The Company continues to monitor expenditures and pursue cost control measures.

     INTEREST EXPENSE. Interest expense decreased 41.0% to $1.3 million for the quarter ended October 27, 2001 from $2.1 million for the same quarter last year. For the six month period ended October 27, 2001 interest expense decreased 36.0% to $2.7 million from $4.2 million in the comparable six month period ended October 28, 2000. The decrease in interest expense was primarily the result of a decrease in the borrowings under the Company’s revolving long-term credit facilities which were at $43.0 million as of October 27, 2001 compared to $69.9 million as of October 28, 2000 as well as reduced weighted average interest rates. Continued decreases in interest expense are anticipated as the Company continues efforts to reduce its debt.

     INCOME TAXES. The Company did not record any income tax provision related to the current quarter’s or year-to-date net income or income tax benefit for the previous year’s net loss based on projections of the full fiscal year’s results and the effective tax rate, also reflecting the impact of operating loss carry forwards generated in prior fiscal years.

     NET INCOME FROM CONTINUING OPERATIONS. The Company reported net income from continuing operations of $335,000 or $0.03 per basic and diluted share for the quarter ended October 27, 2001, as compared to a net loss of $5.7 million or $0.51 per share for the same quarter last year. For the six month period ended October 27, 2001, net income from continuing operations was $488,000 or $0.04 per basic and diluted share compared to a net loss of $9.5 million or $0.86 per share for the comparable period ended October 28, 2000.

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

     The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale included a payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million which matured in September, 2001 and remains unpaid. The promissory note is secured by certain assets of the business. In connection with the transaction, the Company retained its rights to certain assets and assumed certain liabilities of Norstan Consulting.

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

     Summary operating results of the discontinued operations are as follows (in thousands):

	For the periods ended
	October 28, 2000

	Three	Six
	Months	Months

Revenues	$11,578	$23,438
Cost of Sales	7,629	16,889

Gross margin	3,949	6,549
Sales, general and administrative expenses	5,948	12,158

Operating loss	(1,999)	(5,609)
Other income (expense), net	(48)	(160)

Net loss from discontinued operations	$(2,047)	$(5,769)

     NET INCOME (LOSS). For the quarter ended October 27, 2001, the Company reported net income of $335,000 or $0.03 per basic and diluted share, as compared to a net loss of $7.7 million or $0.69 per share in the same quarter last year. For the six month period ended October 27, 2001, the Company reported net income of $488,000 or $0.04 per basic and diluted share, as compared to a net loss of $15.3 million or $1.38 per share in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended October 27, 2001, continuing operating activities provided cash of $8.1 million compared to $12.5 million in the similar period last year. Investing activities provided cash of $7.5 million in the current six month period as compared to utilizing cash of $3.2 million in the similar period last year. This change is the result of reduced spending on capital assets and significant reduction in investments in lease contracts. The funds provided by current operations and investing activities were used to repay the Company’s long-term debt. As a result, financing activities utilized cash of $14.9 million during the six months ended October 27, 2001 as compared to $501,000 in the comparable six month period ended October 28, 2000.

     CAPITAL EXPENDITURES. The Company used $2.9 million for capital expenditures during the six month period ended October 27, 2001, compared to $6.2 million in the similar period last year. This reduction was the result of increased focus on cost controls and better utilization of current resources. These expenditures were primarily for equipment costs incurred in connection with outsourcing and managed services arrangements.

     INVESTMENT IN LEASE CONTRACTS. The Company has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company is winding down its leasing activities. The additional investment made in lease contracts in the first six months of fiscal year 2002 totaled $2.5 million as compared to $15.3 million in the comparable period of fiscal 2001. Net lease receivables decreased to $37.1 million at October 27, 2001 from $55.9 million at April 30, 2001.

     The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $20.2 million at October 27, 2001 as compared to $26.8 million at April 30, 2001. Interest rates on these credit agreements at October 27, 2001 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers. The Company also sold certain leases to a third party on a non-recourse basis during July and August 2001. Total proceeds from these sales were $6.4 million which is reflected on the Consolidated Statements of Cash Flow in “Financing Activities”.

BANK FINANCING

     As of April 30, 2001, the Company had a $78.0 million credit agreement with certain banks. In December 2000, the Company entered into a restructured credit facility with the banks which consisted of the following components; A) $15.0 million term loan, B) $15.0 million term loan, C) $18.0 million term loan, and D) up to $30.0 million revolving line of credit based on the Company’s level of receivables and inventory. All components of this facility were to mature no later than June 29, 2001. The term loans bore interest at the banks’ reference rate plus 3.5% to 4.5% (11.0% to 12.0% at April 30, 2001) and the revolving facility bore interest at the banks’ reference rate plus 2.5% (10.0% at April 30, 2001). Certain portions of the borrowings under this facility were classified as long-term as of April 30, 2001 as a result of the credit facility restructuring discussed below.

     On June 29, 2001, the Company entered into an agreement with the banks to restructure its existing senior debt facility. The new credit facility consists of the following components; A) $20.0 million term loan (“Term Loan A”) with various monthly principal payments due commencing on August 31, 2001 and ending on June 28, 2002, B) $15.4 million term loan (“Term Loan B”) with various principal payments due beginning on July 31, 2002, or earlier if Term Loan A is paid off early, and maturing on December 31, 2002, and C) up to a $30.0 million revolving line of credit based on the Company’s level of receivables and inventory and maturing on June 28, 2002. The revolving facility and Term Loan A bear interest at the banks’ reference rate (5.5% at October 27, 2001) plus 2.5%, while Term Loan B bears interest at the banks’ reference rate plus 4.0%. As of October 27, 2001, the company had outstanding borrowings of $43.0 million under this facility.

     Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the terms and conditions of the credit agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios. As of October 27, 2001, the Company was in compliance with all applicable financial covenants.

     Under the terms of the December 2000 and June 2001 restructured credit agreements, the banks received warrants to purchase shares of the Company’s common stock. As of April 30, 2001, 389,545 warrants had been issued to the banks at various prices between $0.94 and $1.13 per share. In addition, on June 29, 2001, 100,000 warrants were issued at $2.80 per share. These warrants were recorded at their estimated fair value at the dates of issuance. All shares of common stock underlying the warrants issued to the banks are subject to demand and incidental (piggyback) registration rights.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 29, 2001, the Financial Accounting Standards Board approved two new statements, SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, the Company’s amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the new accounting standards. The Company adopted SFAS No. 142 in the first quarter of its fiscal year ending April 30, 2002. The Company’s annual goodwill amortization was approximately $450,000, which ceased effective May 1, 2001 upon adoption of the new rules. The Company is currently evaluating the impairment testing provisions of SFAS No. 142, and has not yet determined the effect of SFAS No. 142 on its consolidated financial position and results of operations. Should an impairment be determined to exist, the Company would record an impairment as a change in accounting principle and restate its first quarter and year-to-date results.

     The following tables set forth proforma net income and earnings per share (in thousands except per share amounts):

	Six Months Ended

	October 27,	October 28,
	2001	2000

Net income (loss) as reported	$488	$(15,271)
Add back: Goodwill amortization	—	251

Adjusted net income (loss)	$488	$(15,020)

Earnings (loss) per share as reported (Basic and Diluted)	$0.04	$(1.38)
Goodwill amortization	—	.02

Adjusted earnings (loss) per share (Basic and Diluted)	$0.04	$(1.36)

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

     For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. The Company has variable rate debt of $43.0 million outstanding at October 27, 2001 with a weighted average interest rate of 8.5%. Assuming that the Company’s balance of variable rate debt remains constant at $43.0 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows of $430,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows of $430,000.

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

     FOREIGN CURRENCY RISK. The Company is exposed to foreign currency rate risk. Substantially all foreign exchange exposure is the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar during the year ended April 30, 2001 and for the six months ended October 27, 2001 remained relatively unchanged.

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

In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative who claims he is owed $458,675 in additional commissions. Norstan denies that the former sales representative is entitled to any additional commissions. Norstan filed a counterclaim, seeking reimbursement of overpayments that had been made to the sales representative. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. The Company believes the ruling is in error and has filed an appeal. However, there can be no assurance that the Company will be successful in its appeal. Management believes that the October 27, 2001 consolidated financial statements adequately reflect the Company’s exposure under this lawsuit.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On September 13, 2001, the annual meeting of shareholders of the Company (the “Annual Meeting”) was held.

(b)	At the Annual Meeting, the following directors were elected:

Paul Baszucki	Dr. Jagdish N. Sheth
James C. Granger	Herbert F. Trader
Connie M. Levi	Mercedes Walton
Alan L. Mendelson

(c)		The following items were voted upon at the Annual Meeting:

	(1)	Election of Directors:

Name	Votes For	Votes Withheld

Paul Baszucki	9,192,415	1,045,053
James C. Granger	9,233,317	1,004,151
Connie M. Levi	9,168,318	1,069,150
Alan L. Mendelson	9,218,113	1,019,355
Dr. Jagdish N. Sheth	9,221,557	1,015,911
Herbert F. Trader	9,167,740	1,069,728
Mercedes Walton	9,225,451	1,012,017

(2)	The shareholders approved an amendment to the Company’s 1995 Long-Term Incentive Plan to increase the number of shares of common stock issuable thereunder from 2,900,000 to 3,400,000 shares. A total of 4,308,516 shares were voted for the amendment to this plan, 1,308,018 shares were voted against, and 43,246 abstained.

(3)	The shareholders approved an amendment to the Company’s Restated Non-Employee Directors’ Stock Plan to increase the number of shares of common stock issuable thereunder from 400,000 to 500,000 shares. A total of 4,277,901 shares were voted for the amendment to this plan, 1,324,215 shares were voted against, and 57,664 abstained.

(4)	The shareholders approved an amendment to the Company’s Restated Non-Employee Directors’ Stock Plan to eliminate the fixed vesting schedule pertaining to automatic stock option grants to newly elected non-employee directors and to vest in the Board of Directors the authority to determine, in the Board’s discretion, the vesting schedules for future automatic stock option grants. A total of 5,161,752 shares were voted for the amendment to this plan, 416,557 shares were voted against, and 81,471 abstained.

(5)	The shareholders approved an amendment to the 2000 Employee Stock Purchase Plan of Norstan, Inc. increasing the number of shares of common stock issuable thereunder from 800,000 to 1,300,000 shares. A total of 5,296,904 shares were voted for the amendment to this plan, 299,022 shares were voted against, and 63,854 abstained.

(6)	The shareholders approved the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending April 30, 2002. A total of 10,100,695 shares were voted for the appointment of Arthur Andersen LLP, 75,891 shares were voted against and 60,882 abstained.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

None

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC. Registrant

Date: December 11, 2001	By	/s/ James C. Granger James C. Granger Chief Executive Officer and President (Principal Executive Officer)

Date: December 11, 2001	By	/s/ Scott G. Christian Scott G. Christian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)