Form 10-Q
period 2002-01-26
NORSTAN INC
filed 2002-03-12
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JANUARY 26, 2002

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

Yes .    No .

On March 4, 2002, there were 12,341,534 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

PART I. FINANCIAL INFORMATION
ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended

	January 26,	January 27,	January 26,	January 27,
	2002	2001	2002	2001

REVENUES
Communications Technology:
Solutions and Services	$53,811	$54,472	$158,355	$177,673
Resale	7,672	6,227	22,758	19,823
Network Services	4,768	7,085	16,332	22,065
Financial Services	1,084	2,458	4,341	6,885

Total Revenues	67,335	70,242	201,786	226,446

COST OF SALES
Communications Technology:
Solutions and Services	39,510	40,496	113,280	134,799
Resale	5,018	4,089	14,472	12,219
Network Services	3,200	5,189	11,639	16,659
Financial Services	133	922	871	2,087

Total Cost of Sales	47,861	50,696	140,262	165,764

GROSS MARGIN
Communications Technology:
Solutions and Services	14,301	13,976	45,075	42,874
Resale	2,654	2,138	8,286	7,604
Network Services	1,568	1,896	4,693	5,406
Financial Services	951	1,536	3,470	4,798

Total Gross Margin	19,474	19,546	61,524	60,682

Selling, General & Administrative Expenses	18,460	23,176	57,803	68,592

OPERATING INCOME (LOSS)	1,014	(3,630)	3,721	(7,910)
Interest Expense	(1,127)	(2,084)	(3,823)	(6,279)
Other Income (Expense), Net	273	(5)	750	(1,032)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	160	(5,719)	648	(15,221)
Income Tax (Benefit) Provision	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	160	(5,719)	648	(15,221)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued segment	—	(2,585)	—	(8,354)

NET INCOME (LOSS)	$160	$(8,304)	$648	$(23,575)

NET INCOME (LOSS) PER SHARE — (BASIC & DILUTED)
CONTINUING OPERATIONS	$0.01	$(0.50)	$0.05	$(1.36)
DISCONTINUED OPERATIONS	—	(0.23)	—	(0.74)

EARNINGS PER SHARE	$0.01	$(0.73)	$0.05	$(2.10)

WEIGHTED AVERAGE SHARES -
BASIC	12,055	11,425	12,024	11,222

DILUTED	12,769	11,425	12,633	11,222

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 26,	April 30,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$3,039	$2,434
Accounts receivable, net of allowances for doubtful accounts of $1,537 and $3,343	45,627	37,592
Lease receivables	13,539	25,292
Inventories	4,532	6,197
Costs and estimated earnings in excess of billings of $9,704 and $4,583	4,894	8,231
Prepaid expenses, deposits and other	6,894	5,594
Net current assets of discontinued operations	2,833	320

TOTAL CURRENT ASSETS	81,358	85,660

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	98,002	96,146
Less-accumulated depreciation and amortization	(74,924)	(66,492)

NET PROPERTY AND EQUIPMENT	23,078	29,654

OTHER ASSETS
Lease receivables, net of current portion	18,308	30,635
Goodwill, net of accumulated amortization of $6,380	3,857	3,896
Deferred income taxes	12,246	12,039
Net non-current assets of discontinued operations	4,318	7,549
Other	202	406

TOTAL OTHER ASSETS	38,931	54,525

TOTAL ASSETS	$143,367	$169,839

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 26,	April 30,
	2002	2001

	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$42,612	$21,015
Current maturities of discounted lease rentals	9,527	13,242
Accounts payable	22,913	31,219
Deferred revenue	24,032	22,105
Accrued -
Salaries and wages	8,559	5,669
Warranty costs	1,521	2,042
Other liabilities	8,038	6,434
Billings in excess of costs and estimated earnings of $23,415 and $11,812	8,989	8,276

TOTAL CURRENT LIABILITIES	126,191	110,002

LONG-TERM DEBT, net of current maturities	55	38,200
DISCOUNTED LEASE RENTALS, net of current maturities	7,557	13,552
SHAREHOLDERS’ EQUITY
Common stock — $.10 par value; 40,000,000 authorized shares; 12,378,101 and 12,220,907 shares issued and outstanding	1,238	1,222
Capital in excess of par value	55,769	55,298
Accumulated deficit	(44,303)	(44,952)
Unamortized cost of stock	(880)	(1,438)
Accumulated other comprehensive loss	(2,260)	(2,045)

TOTAL SHAREHOLDERS’ EQUITY	9,564	8,085

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$143,367	$169,839

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

(In thousands)

	Nine Months Ended

	January 26,	January 27,
	2002	2001

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$648	$(15,221)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
Restructuring costs paid	(974)	—
Depreciation and amortization	11,078	14,129
Deferred income taxes	(316)	1,025
Changes in operating items:
Accounts receivable	(6,675)	15,105
Inventories	1,641	4,622
Costs and estimated earnings in excess of billings	3,320	4,543
Prepaid expenses, deposits and other	(1,301)	(2,999)
Accounts payable	(8,243)	5,048
Deferred revenue	2,007	2,577
Accrued liabilities	4,971	22
Billings in excess of costs and estimated earnings	729	(5,530)

Net cash provided by operating activities	6,885	23,321

INVESTING ACTIVITIES
Additions to property and equipment, net	(3,665)	(8,326)
Investment in lease contracts	(2,719)	(23,018)
Proceeds from lease contracts	18,773	24,731
Other, net	(101)	(287)

Net cash provided by (used for) investing activities	12,288	(6,900)

FINANCING ACTIVITIES
Proceeds from the sale of leases	6,429	—
Borrowings on long-term debt	236,492	155,277
Repayments of long-term debt	(253,032)	(152,425)
Borrowings on discounted lease rentals	—	3,981
Repayments of discounted lease rentals	(9,630)	(15,615)
Proceeds from sale of common stock	487	1,072

Net cash used for financing activities	(19,254)	(7,710)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(32)	7

NET CASH FLOW FROM CONTINUING OPERATIONS	(113)	8,718
NET CASH FLOW FROM DISCONTINUED OPERATIONS	718	(7,914)
CASH, BEGINNING OF PERIOD	2,434	(18)

CASH, END OF PERIOD	$3,039	$786

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 26, 2002

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

DISCONTINUED OPERATIONS

     During fiscal 2001, the Company divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and select enterprise customers. The Company’s inability to realize synergies between its communications and IT consulting businesses and recurring losses generated by the consulting business contributed to the Company’s decision to divest itself of this non-strategic business segment.

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

     The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale included a payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million which matured in September, 2001 and remains partially unpaid. The promissory note is secured by certain assets of the business. In January 2002, the former Norstan Consulting business ceased operations. The Company then took possession of the remaining receivables associated with this business in order to satisfy the $1.5 million promissory note. Through January 26, 2002, approximately $884,000 has been collected. The Company continues to pursue its collection efforts related to the outstanding note balance and believes the ultimate expense to the Company of any uncollected amounts will not be significant.

     The results of operations of these two business units have historically been reported as the Company’s “Consulting” business segment. Pursuant to the sale transactions described above, the Consulting business segment’s results of operations are reported as discontinued operations at April 30, 2001 and for future periods. The Company’s consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued businesses for all periods presented.

Net assets of discontinued operations include the following (in thousands):

	As of

	January 26,	April 30,
	2002	2001

Assets:
Cash, accounts receivable and inventories	$—	$500
Notes receivable, prepaids and other assets	8,192	10,809
Liabilities:
Accounts payable	—	(652)
Accrued -
Salaries & wages	—	(1,367)
Future lease obligations	(1,041)	(1,000)
Other liabilities	—	(421)

Net assets of discontinued operations	7,151	7,869
Less: Current portion	(2,833)	(320)

	$4,318	$7,549

Summary operating results of the discontinued operations are as follows (in thousands):

	For the periods ended
	January 27, 2001

	Three	Nine
	Months	Months

Revenues	$8,837	$32,276
Cost of sales	7,240	24,130

Gross margin	1,597	8,146
Sales, general and administrative expenses	4,206	16,365

Operating loss	(2,609)	(8,219)
Other income (expense), net	24	(135)

Net loss from discontinued operations	$(2,585)	$(8,354)

FOREIGN CURRENCY

     For the Company’s foreign operations, assets and liabilities are translated at exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is as follows (in thousands):

	Nine Months Ended

	January 26,	January 27,
	2002	2001

Cash paid for:
Interest	$4,651	$8,979
Income taxes	$177	$128

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, was issued in June 1998 and amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133” to require adoption at the beginning of the Company’s fiscal year ending April 30, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative’s fair value recognized in earnings unless specific hedge accounting criteria are satisfied. The Company’s adoption of SFAS No. 133 on May 1, 2001 did not have a material effect on its financial position or results of operations.

     On June 29, 2001, the Financial Accounting Standards Board approved two new statements, SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, the Company’s amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the new accounting standard. The Company adopted SFAS No. 142 in the first quarter of its fiscal year ending April 30, 2002. The Company’s annual goodwill amortization was approximately $450,000, which ceased effective May 1, 2001 upon adoption of the new rules.

     The following tables set forth pro forma net income and earnings per share (in thousands except per share amounts):

Nine Months Ended

January 27,
2001

Net income (loss) as reported	$(23,575)
Add back: Goodwill amortization	378

Adjusted net income (loss)	$(23,197)

Earnings (loss) per share as reported (basic and diluted)	$(2.10)
Goodwill amortization	.03

Adjusted earnings (loss) per share (basic and diluted)	$(2.07)

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

COMPREHENSIVE INCOME

     The Company reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was approximately $39,000 for the three months ended January 26, 2002 and a net loss of $8.2 million for the similar period ended January 27, 2001. For the nine month period ended January 26, 2002, the Company had comprehensive income of $433,000 as compared to a comprehensive loss of $23.7 million for the similar period last year.

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

     During the nine months ended January 26, 2002, payments totaling $974,000 were charged against the restructuring reserve which was established as part of the above-described restructuring charge. At January 26, 2002, a reserve of approximately $209,000 remained for future payments to be made related to this restructuring charge.

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

     The Company did not record any income tax provision related to the current year’s net income or income tax benefit for the previous year’s net losses based on projections of the full fiscal year’s results and the effective tax rate, also reflecting the effect of operating loss carryforwards generated in prior fiscal years.

BANK FINANCING

     On June 29, 2001, the Company entered into an agreement with the banks to restructure its existing senior debt facility. The new credit facility consists of the following components: A) $20.0 million term loan (“Term Loan A”) with various monthly principal payments due commencing on August 31, 2001 and ending on June 28, 2002, B) $15.4 million term loan (“Term Loan B”) with various principal payments due beginning on July 31, 2002, or earlier if Term Loan A is paid off early, and maturing on December 31, 2002, and C) up to a $30.0 million revolving line of credit based on the Company’s level of receivables and inventory and maturing on June 28, 2002. The revolving facility and Term Loan A bear interest at the banks’ reference rate (4.75% at January 26, 2002) plus 2.5%, while Term Loan B bears interest at the banks’ reference rate plus 4.0%. As of January 26, 2002, the company had outstanding borrowings of $42.4 million under this facility.

     Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the terms and conditions of the credit agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios. As of January 26, 2002, the Company was in compliance with all applicable financial covenants.

     Under the terms of the restructured credit agreements, the banks received warrants to purchase shares of the Company’s common stock. As of April 30, 2001, 389,545 warrants had been issued to the banks at various prices between $0.94 and $1.13 per share. In addition, on June 29, 2001, 100,000 warrants were issued at $2.80 per share. These warrants were recorded at their estimated fair value at the dates of issuance. All shares of common stock underlying the warrants issued to the banks are subject to demand and incidental (piggyback) registration rights.

     The Company has implemented a restructuring plan to address its future liquidity and capital resource requirements. Management believes that a combination of A) cash expected to be generated from operations, B) borrowing capacity available under the financing arrangements discussed above, C) other debt facilities, D) issuance of debt or equity securities, E) lease financing, and F) cash to be generated from the sale or divestiture of certain assets of the Company, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2002. The Company intends to enter into a new and/or restructured credit facility prior to June 28, 2002. The Company has not developed specific plans for the issuance or sale of debt or equity securities and there can be no assurance that if the Company is required to raise capital through such means that the Company will be successful in this regard.

BUSINESS SEGMENTS

     The Company delivers its products and services through four business segments, Communications Technology Solutions and Services, Resale, Network Services and Financial Services. The Company’s interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are as follows (in thousands):

	For the Quarter Ended

	January 26,		January 27,
	2002		2001

		Operating		Operating
	Revenues	Income (Loss)	Revenues	Income (Loss)

Communications Technology:
Solutions and Services	$53,811	$(327)	$54,472	$(3,913)
Resale	7,672	747	6,227	187
Network Services	4,768	214	7,085	(735)
Financial Services	1,084	380	2,458	831

Totals	$67,335	$1,014	$70,242	$(3,630)

	For the Nine Months Ended

	January 26,		January 27,
	2002		2001

		Operating		Operating
	Revenues	Income (Loss)	Revenues	Income (Loss)

Communications Technology:
Solutions and Services	$158,355	$(329)	$177,673	$(10,512)
Resale	22,758	2,481	19,823	1,583
Network Services	16,332	19	22,065	(1,783)
Financial Services	4,341	1,550	6,885	2,802

Totals	$201,786	$3,721	$226,446	$(7,910)

SUBSEQUENT EVENTS

Sale of Network Services Business

     On February 4, 2002, the Company announced that it had entered into a definitive agreement to sell its Network Services business (Norstan Network Services, Inc.) to NetWolves Corporation for $7.5 million. The terms of the purchase agreement provide that $3.75 million is to be paid at closing and the remaining $3.75 million is due one year from the closing, evidenced by a non-interest bearing promissory note. The Company has received a deposit of $400,000, which is refundable only under certain circumstances. Any gain related to this transaction will be recorded upon closing and as cash is received. Norstan Network Services, Inc. provides multiple source long distance services and related consulting and professional services. Closure of this transaction is subject to certain conditions, including regulatory approval, and is expected to be completed within approximately 90 days.

Arbitration Settlement

     On February 25, 2002, the Company was awarded $7.2 million in an arbitration proceeding against the former owner of PRIMA Consulting and certain former employees of PRIMA. This award represents damages resulting from these individuals’ failure to comply with the terms of non-compete agreements created in connection with Norstan’s purchase of PRIMA in 1997. The award includes $1.2 million in fees paid to attorneys, expert witnesses and costs of the arbitration. The Company and the former owner of PRIMA Consulting are negotiating a structured payment of the arbitration award. While the Company is optimistic that a satisfactory payment plan can be negotiated, there can be no assurance that such negotiation or other actions that may be taken by the Company will culminate in the Company’s receipt of all or any significant portion of the arbitration award. Any gain related to this reward will be recorded in the period in which cash is received.

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

     The Company delivers its products and services through four business segments: Communications Technology Solutions and Services, Resale, Network Services and Financial Services, which accounted for 79.9%, 11.4%, 7.1% and 1.6% of Norstan’s revenues for the fiscal quarter ended January 26, 2002, respectively. Communications Technology Solutions offerings include customer contact (call centers), collaboration (conferencing and messaging), converged communication (IP telephony and PBX systems), infrastructure (cabling, wiring, sound and signal) and enterprise mobility (mobile business networking). Communications Technology Services offerings include project consulting, project management, installation, system monitoring and support services maintenance. Resale offers refurbished and re-certified voice and data products. Network Services offers multiple source local and long distance services and Financial Services supports the sales process by providing customized financing alternatives.

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

SUMMARY

     During the quarter ended January 26, 2002, the Company reported net income of $160,000 or $0.01 per common share, as compared to a net loss of $8.3 million or $0.73 per common share for the quarter ended January 27, 2001. For the nine month period ended January 26, 2002, the Company reported net income of $648,000 or $0.05 per common share, as compared to a net loss of $23.6 million, or $2.10 per share, for the similar period last year.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A			DOLLAR AMOUNTS AS A
	PERCENTAGE OF REVENUES		PERCENTAGE	PERCENTAGE OF REVENUES		PERCENTAGE
	Three Months Ended		CHANGE	Nine Months Ended		CHANGE

	January 26,	January 27,	Fiscal	January 26,	January 27,	Fiscal
	2002	2001	2002 vs. 2001	2002	2001	2002 vs. 2001

REVENUES:
Communications Technology:
Solutions and Services	79.9%	77.5%	(1.2%)	78.5%	78.5%	(10.9%)
Resale	11.4%	8.9%	23.2%	11.3%	8.8%	14.8%
Network Services	7.1%	10.1%	(32.7%)	8.1%	9.7%	(26.0%)
Financial Services	1.6%	3.5%	(55.9%)	2.1%	3.0%	(37.0%)

Total Revenues	100.0%	100.0%	(4.1%)	100.0%	100.0%	(10.9%)
COST OF SALES	71.1%	72.2%	(5.6%)	69.5%	73.2%	(15.4%)

GROSS MARGIN	28.9%	27.8%	(0.4%)	30.5%	26.8%	1.4%
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	27.4%	33.0%	(20.3%)	28.6%	30.3%	(15.7%)

OPERATING INCOME (LOSS)	1.5%	(5.2%)	N/A	1.8%	(3.5%)	N/A
Interest Expense and Other, Net	(1.3%)	(2.9%)	(59.1%)	(1.5%)	(3.2%)	58.0%

NET INCOME (LOSS)
Continuing Operations	0.2%	(8.1%)	N/A	0.3%	(6.7%)	N/A
Discontinued Operations	—	(3.7%)	N/A	—	(3.7%)	N/A

NET INCOME (LOSS)	0.2%	(11.8%)	N/A	0.3%	(10.4%)	N/A

The following table sets forth, for the periods indicated, the gross margin percentages for Company’s business segments (continuing operations):

	Three Months Ended		Nine Months Ended

	January 26,	January 27,	January 26,	January 27,
	2002	2001	2002	2001

GROSS MARGIN PERCENTAGES
Communications Technology:
Solutions and Services	26.6%	25.7%	28.5%	24.1%
Resale	34.6%	34.3%	36.4%	38.4%
Network Services	32.9%	26.8%	28.7%	24.5%
Financial Services	87.7%	62.5%	79.9%	69.7%

RESULTS OF OPERATIONS

     REVENUES. Revenues decreased 4.1% to $67.3 million in the third quarter of fiscal year 2002, compared to $70.2 million for the third quarter of fiscal year 2001. For the comparable nine month periods ended January 26, 2002 and January 27, 2001, revenues decreased 10.9% to $201.8 million as compared to $226.4 million.

     Revenues within the Communications Technology Solutions and Services segment decreased 1.2% to $53.8 million for the third quarter ended January 26, 2002, compared to $54.5 million for the similar period last year. Revenues decreased 10.9% to $158.4 million for the nine month period ended January 26, 2002 from $177.7 million for the same period last year. During the current fiscal quarter, revenues from Solutions’ product offerings were relatively flat compared to the similar quarter last year with increases in call center solutions offsetting lower revenues in PBX systems and conferencing equipment sales. Services revenues were down 6.6% as a significant decrease in moves, adds and changes (MAC) revenues was only somewhat offset by increased service contract revenues. For the comparable nine month periods, Solutions’ revenues were down 26.9% including lower revenues of PBX systems, call centers and conferencing solutions. Service revenues were slightly down with the decrease in MAC revenues offset by increased service contract revenues.

     While the Company’s revenues have stabilized over the past few quarters, the continued slow economy has had a negative effect on revenues from the Company’s Solutions product offerings and MAC service offerings. However, the Company’s new business model, concentrating on its core competencies, continues to gain traction with a renewed focus on providing direct solutions to select enterprise customers, communications technology solutions and services to channel partners and the remanufacture and resale of business communications products. The Company continues to pursue channel partners and other strategic relationships as evidenced by the new relationship with Nortel Networks announced in the Company’s second quarter. In addition, the Company recently announced that it has broadened its channel strategy by adding five new strategic relationships during the last quarter and expanded its relationship with Alcatel. These relationships have the potential to expand the Company’s geographic reach and capabilities within its Communications Technology Solutions and Services segment. The Company has recently opened sales offices in Dallas, Texas, Irvine, California and New York, New York.

     Resale revenues increased 23.2% to $7.7 million for the quarter ended January 26, 2002 as compared to $6.2 million for the same period ended January 27, 2001. For the comparable nine month periods ended January 26, 2002 and January 27, 2001, revenues within this segment increased 14.8% to $22.8 million as compared to $19.8 million. These increases were due to increased revenues from Vibes Technologies, the Company’s integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment.

     Network Services’ revenues decreased 32.7% to $4.8 million in the third quarter of fiscal year 2002, as compared to $7.1 million for the similar quarter last year. During the comparable nine month periods ended January 26, 2002 and January 27, 2001, revenues decreased 26.0% to $16.3 million from $22.1 million. These decreases were due to the Company’s decreased emphasis on pursuing additional Network Services’ revenue. On February 4, 2002, the Company announced that it had entered into a definitive agreement to sell its Network Services business (Norstan Network Services, Inc.) to NetWolves Corporation for $7.5 million. The terms of the purchase agreement provide that $3.75 million is to be paid at closing and the remaining $3.75 million is due one year from the closing, evidenced by a non-interest bearing promissory note. The Company has received a deposit of $400,000, which is refundable only under certain circumstances. Any gain related to this transaction will be recorded upon closing and as cash is received. Norstan Network Services, Inc. provides multiple source long distance services and related consulting and professional services. Closure of this transaction is subject to certain conditions, including regulatory approval, and is expected to be completed within approximately 90 days.

     Financial Services’ revenues declined 55.9% to $1.1 million as compared to $2.5 million a year ago. For the nine month period ended January 26, 2002, revenues decreased 37.0% to $4.3 million as compared to $6.9 million for the similar period last year. These decreases were attributed to the Company’s strategic decision not to offer financing directly to its customers. Norstan Financial Services has partnered with Fidelity Leasing to provide financial alternatives to its customers under a private label leasing program. Revenues from Financial Services will continue to decline as it winds down.

     GROSS MARGIN. The Company’s gross margin was $19.5 million for the quarters ended January 26, 2002 and January 27, 2001. For the nine month period ended January 26, 2002, gross margin increased 1.4%, to $61.5 million as compared to $60.7 million for the similar period last year. As a percent of total revenues, gross margin improved to 28.9% and 30.5% for the three and nine month periods ended January 26, 2002 as compared to 27.8% and 26.8% for the similar periods ended January 27, 2001.

     Gross margin as a percent of revenues for Communications Technology Solutions and Services was 26.6% and 28.5% for the three and nine month periods ended January 26, 2002 as compared to 25.7% and 24.1% for the comparable periods ended January 27, 2001. These increases are the result of a change in the Company’s product/service mix, improved project management and continued efforts to control and/or reduce operating expenses over the past year. In addition, the Company has been diligent in evaluating new sales on the basis of the quality of revenue offered.

     Resale’s gross margin as a percent of revenues was 34.6% and 36.4% for the three and nine month periods ended January 26, 2002 compared to 34.3% and 38.4% for the similar periods ended January 27, 2001.

     Network Services’ gross margin as a percent of revenues was 32.9% and 28.7% for the three and nine month periods ended January 26, 2002 compared to 26.8% and 24.5% for the comparable periods ended January 27, 2001. Gross margin as a percent of revenues for Financial Services was 87.7% and 79.9% for the three and nine month periods ended January 26, 2002 and 62.5% and 69.7% for the similar period ended January 27, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 20.4% to $18.5 million in the third quarter of fiscal year 2002, from $23.2 million in the similar period last year. For the nine month period ended January 26, 2002, selling, general and administrative expenses decreased 15.7% to $57.8 million compared to $68.6 million for the same period last year. As a percent of revenues, selling, general and administrative expenses were 27.4% and 28.7% for the three and nine month periods ended January 26, 2002 compared to 33.0% and 30.3% for the similar periods last year. The Company has implemented a restructuring plan that has removed a significant amount of costs from its businesses over the past year. A majority of these efforts are complete and the current overall levels of selling, general and administrative expense are in-line with the Company’s refocused business model. In addition, with the adoption of SFAS No. 142, the Company no longer records amortization expense related to previously recorded goodwill. The Company continues to monitor expenditures and pursue cost control measures as applicable.

     INTEREST EXPENSE. Interest expense decreased 45.9% to $1.1 million for the quarter ended January 26, 2002 from $2.1 million for the same quarter last year. For the nine month period ended January 26, 2002 interest expense decreased 39.1% to $3.8 million from $6.3 million in the comparable nine month period ended January 27, 2001. The decrease in interest expense was primarily the result of a decrease in borrowings under the Company’s revolving long-term credit facilities, which were at $42.4 million as of January 26, 2002 compared to $66.4 million as of January 27, 2001 as well as reduced weighted average interest rates. Continued reductions in interest expense are anticipated as the Company pursues its objective of decreasing its interest bearing indebtedness.

     INCOME TAXES. The Company did not record any income tax provision related to the current quarter’s or year-to-date net income or income tax benefit for the previous year’s net loss based on projections of the full fiscal year’s results and the effective tax rate, also reflecting the effect of operating loss carryforwards generated in prior fiscal years.

     NET INCOME FROM CONTINUING OPERATIONS. The Company reported net income from continuing operations of $160,000 or $0.01 per basic and diluted share for the quarter ended January 26, 2002, as compared to a net loss of $5.7 million or $0.50 per share for the same quarter last year. For the nine month period ended January 26, 2002, net income from continuing operations was $648,000 or $0.05 per basic and diluted share compared to a net loss of $15.2 million or $1.36 per share for the comparable period ended January 27, 2001.

     DISCONTINUED OPERATIONS. During fiscal 2001, the Company divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and select enterprise customers. The Company’s inability to realize synergies between its communications and IT consulting businesses and recurring losses generated by the consulting business contributed to the Company’s decision to divest itself of this non-strategic business segment.

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

     The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale included a payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million which matured in September, 2001 and remains partially unpaid. The promissory note is secured by certain assets of the business. In January 2002, the former Norstan Consulting business ceased operations. The Company then took possession of the remaining receivables associated with this business in order to satisfy the $1.5 million promissory note. Through January 26, 2002, approximately $884,000 has been collected. The Company continues to pursue its collection efforts related to the outstanding note balance and believes the ultimate expense to the Company of any uncollected amounts will not be significant.

     The results of operations of these two business units have historically been reported as the Company’s “Consulting” business segment. Pursuant to the sale transactions described above the Consulting business segment’s results of operations are reported as discontinued operations at April 30, 2001 and for future periods. The Company’s consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued businesses for all periods presented.

     Summary operating results of the discontinued operations are as follows (in thousands):

	For the periods ended
	January 27, 2001

	Three	Nine
	Months	Months

Revenues	$8,837	$32,276
Cost of sales	7,240	24,130

Gross margin	1,597	8,146
Sales, general and administrative expenses	4,206	16,365

Operating loss	(2,609)	(8,219)
Other income (expense), net	24	(135)

Net loss from discontinued operations	$(2,585)	$(8,354)

     NET INCOME (LOSS). For the quarter ended January 26, 2002, the Company reported net income of $160,000 or $0.01 per basic and diluted share, as compared to a net loss of $8.3 million or $0.73 per share in the same quarter last year. For the nine month period ended January 26, 2002, the Company reported net income of $648,000 or $0.05 per basic and diluted share, as compared to a net loss of $23.6 million or $2.10 per share in the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended January 26, 2002, continuing operating activities provided cash of $6.9 million compared to $23.3 million in the similar period last year. This decrease is mainly due to activity in both comparable periods relating to accounts receivable and accounts payable. Investing activities provided cash of $12.3 million in the current nine month period as compared to utilizing cash of $6.9 million in the similar period last year. This change is the result of reduced spending on capital assets and significant reduction in investments in lease contracts as the Company’s leasing activity winds down. The funds provided by current operations and investing activities were used to repay the Company’s long-term debt. As a result, financing activities utilized cash of $19.3 million during the nine months ended January 26, 2002 as compared to $7.7 million in the comparable nine month period ended January 27, 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations for the nine month period ended January 26, 2002 was $15.5 million as compared to $5.2 million for the comparable period last year.

     CAPITAL EXPENDITURES. The Company used $3.7 million for capital expenditures during the nine month period ended January 26, 2002, compared to $8.3 million in the similar period last year. This reduction was the result of increased focus on cost controls and better utilization of current resources. These expenditures were primarily for telecommunication and conferencing equipment costs incurred in connection with outsourcing and managed services arrangements.

     INVESTMENT IN LEASE CONTRACTS. The Company has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company is winding down its leasing activities. The additional investment made in lease contracts in the first nine months of fiscal year 2002 totaled $2.7 million as compared to $23.0 million in the comparable period of fiscal 2001. Net lease receivables decreased to $31.8 million at January 26, 2002 from $55.9 million at April 30, 2001.

     The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $17.1 million at January 26, 2002 as compared to $26.8 million at April 30, 2001. Interest rates on these credit agreements at January 26, 2002 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers. The Company also sold certain leases to a third party on a non-recourse basis during July and August 2001. Total proceeds from these sales were $6.4 million which is reflected on the Consolidated Statements of Cash Flow in “Financing Activities”.

BANK FINANCING

     On June 29, 2001, the Company entered into an agreement with the banks to restructure its existing senior debt facility. The new credit facility consists of the following components; A) $20.0 million term loan (“Term Loan A”) with various monthly principal payments due commencing on August 31, 2001 and ending on June 28, 2002, B) $15.4 million term loan (“Term Loan B”) with various principal payments due beginning on July 31, 2002, or earlier if Term Loan A is paid off early, and maturing on December 31, 2002, and C) up to a $30.0 million revolving line of credit based on the Company’s level of receivables and inventory and maturing on June 28, 2002. The revolving facility and Term Loan A bear interest at the banks’ reference rate (4.75% at January 26, 2002) plus 2.5%, while Term Loan B bears interest at the banks’ reference rate plus 4.0%. As of January 26, 2002, the company had outstanding borrowings of $42.4 million under this facility.

     Annual commitment fees on the unused portions of the credit facility are 0.25%. Under the terms and conditions of the credit agreement, the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios. As of January 26, 2002 the Company was in compliance with all applicable financial covenants.

     Under the terms of the restructured credit agreements, the banks received warrants to purchase shares of the Company’s common stock. As of April 30, 2001, 389,545 warrants had been issued to the banks at various prices between $0.94 and $1.13 per share. In addition, on June 29, 2001, 100,000 warrants were issued at $2.80 per share. These warrants were recorded at their estimated fair value at the dates of issuance. All shares of common stock underlying the warrants issued to the banks are subject to demand and incidental (piggyback) registration rights.

     The Company has implemented a restructuring plan to address its future liquidity and capital resource requirements. Management believes that a combination of A) cash expected to be generated from operations, B) borrowing capacity available under the financing arrangements discussed above, C) other debt facilities, D) issuance of debt or equity securities, E) lease financing, and F) cash to be generated from the sale or divestiture of certain assets of the Company, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2002. The Company intends to enter into a new and/or restructured credit facility prior to June 28, 2002. The Company has not developed specific plans for the issuance or sale of debt or equity securities and there can be no assurance that if the Company is required to raise capital through such means that the Company will be successful in this regard.

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

     The following tables set forth pro forma net income and earnings per share (in thousands except per share amounts):

Nine Months Ended

January 27, 2001

Net income (loss) as reported	$(23,575)
Add back: Goodwill amortization	378

Adjusted net income (loss)	$(23,197)

Earnings (loss) per share as reported (basic and diluted)	$(2.10)
Goodwill amortization	.03

Adjusted earnings (loss) per share (basic and diluted)	$(2.07)

FUTURE ACCOUNTING CHANGES AND DEVELOPMENTS

     The Securities and Exchange Commission recently issued an interpretive financial reporting release entitled “Cautionary Advice Regarding Disclosure About Critical Accounting Policies (FR-60) and a companion release “Commission Statement About Management’s Discussion and Analysis of Financial Condition and Results of Operations (FR-61). The Company is presently reviewing the suggested disclosures as set forth therein and will include such disclosures as deemed appropriate in the Company’s Form 10-K filing for the fiscal year ending April 30, 2002.

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

     For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. The Company has variable rate debt of $42.4 million outstanding at January 26, 2002 with a weighted average interest rate of 7.8%. Assuming that the Company’s balance of variable rate debt remains constant at $42.4 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows of $424,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows of $424,000.

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

     FOREIGN CURRENCY RISK. The Company is exposed to foreign currency rate risk. Substantially all foreign exchange exposure is the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar during the year ended April 30, 2001 and for the nine months ended January 26, 2002 remained relatively unchanged.

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

The Company pursued various claims before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) and certain former employees of PRIMA, arising out of the Company’s September 1997 acquisition of PRIMA.

On February 25, 2002, the Company was awarded $7.2 million by the panel of arbitrators selected by the American Arbitration Association. The award includes approximately $1.2 million in fees paid to attorneys, expert witnesses and costs of the arbitration. The Company is currently negotiating with Mr. Vadini to arrange for a structured payment of the arbitration award. Although the Company is optimistic that a satisfactory payment plan will result from the parties’ discussions, there can be no assurance that such negotiations or other such actions that may be taken by the Company will culminate in the Company’s receipt of all or any significant portion of the arbitration award.

In addition, the Company has asserted claims in North Carolina federal district court against the new company established by the former owner of PRIMA for tortious interference with contracts and misappropriation of trade secrets.

In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative claiming additional commissions owed of $458,675. Norstan denies that the former sales representative is entitled to any additional commissions. Norstan filed a counterclaim, seeking reimbursement of overpayments that had been made to the sales representative. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. The Company believes the ruling is in error and has filed an appeal. However, there can be no assurance that the Company will be successful in its appeal. Management believes that the January 26, 2002 consolidated financial statements adequately reflect the Company’s exposure under this lawsuit.

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

NORSTAN, INC.

Registrant

Date: March 11, 2002	By	/s/ James C. Granger

James C. Granger
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 11, 2002	By	/s/ Scott G. Christian

Scott G. Christian
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)