Form 10-K
period 2002-04-30
NORSTAN INC
filed 2002-07-29
CIK 72418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Common Stock ($.10 par value per share)

Common Stock Purchase Rights
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      As of July 17, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq National Market System was approximately $48,920,000.

      As of July 17, 2002 there were outstanding 12,416,341 shares of the registrant’s common stock, par value $.10 per share, its only class of equity securities.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-10.(j) Stock Purchase Agreement-Netwolves Corp
EX-10.(k) Amended/Restated Credit Agreement
EX-22 Subsidiaries of Norstan, Inc.
EX-23.1 Independent Auditors' Consent

PART I

Item 1. Business.

BUSINESS

Summary

      Norstan, Inc. (“Norstan” or the “Company”) is a full-service communications solutions and services company that delivers voice and data technologies and services, and remanufactured equipment to select corporate end-users and channel partners. Norstan also offers a full range of technologies for call center design, IP telephony/ PBX, messaging, infrastructure, conferencing, and mobility. Norstan manages the operations of its subsidiaries, Norstan Communications, Inc., Norstan Canada, Ltd., Norstan Financial Services, Inc., Vibes Technologies, Inc., Norstan International, Inc., and Norstan-UK Limited. The Company is headquartered in Minnetonka, Minnesota with sales and services throughout North America. Norstan’s common stock is listed on the Nasdaq stock market under the symbol NRRD.

      Norstan drives its business by delivering legendary service through the installation of a broad array of technology platforms, software solutions and on-going system maintenance needs. The Company currently works with approximately 18,000 customers, drawing its customers from the banking/finance, healthcare, manufacturing, retail, government, education, utilities, finance/insurance and non-profit sectors. The Company derives revenues from technology service support sales to a broad channel of manufacturers, resellers and distributors and through partnerships with manufacturers offering best-in-class technology. Norstan also maintains a direct sales effort focused on Fortune 2000 companies and an inside sales force focused on smaller opportunities. The Company’s remanufactured equipment segment supports Norstan’s customer base, channel partners, resellers and distributors with efficient and reliable resale services.

      To address the complex communication requirements of its customers, Norstan provides a broad range of products and services through three interrelated business segments: Communications Technology Solutions and Services, Resale Services, and Financial Services which accounted for 85.5%, 12.3%, and 2.2% of Norstan’s fiscal year 2002 revenues, respectively. Communications Technology Solutions and Services provides best-in-class technologies and services focused on selected enterprise customers throughout North America and technology implementation and support services for network providers, manufacturers, integrators, and resellers. Resale Services provides refurbished and re-certified voice and data products to end users. Financial Services supports the sales process by providing customers with customized financing alternatives.

      The Company maintains 34 sales and service locations in 24 cities throughout the United States and Canada. Norstan serves approximately 18,000 customers across a broad range of industries and focuses its marketing efforts on middle-market and Fortune 2000 companies with complex technology and communication requirements. Current customers include Charles Schwab, Best Buy, IBM, and Harley-Davidson. Norstan’s strong emphasis on customer satisfaction is evidenced by a fiscal year 2002 survey. Administered by an independent third party, the survey recorded an overall customer satisfaction rating of 97.2%. This dedication to customer service, together with the Company’s breadth of service offerings, has resulted in Norstan becoming the fourth largest communications services provider in North America. The Company believes that its outstanding customer service will enable Norstan to capture a greater portion of each customer’s communication budgets in the future as well as provide other growth opportunities through multi-channel marketing (see Norstan’s Growth Strategy).

      Norstan provides leading-edge technologies in its Communications Technology Solutions and Services and Resale Services segments. The Company has established strategic alliances with leading communication companies that enhance Norstan’s ability to offer best-in-class, custom-tailored solutions to its customers. Norstan improves the way its customers communicate. Strategic partners include Alcatel, Aspect Communications, Captaris, Cisco Systems, Ericsson, IntervoiceBrite, Latitude, Nortel Networks, Nuance, PolyCom, Rockwell FirstPoint Contact, Siemens, SpectraLink, SpeechWorks, Verint and VTEL.

      In July 2002, Norstan completed the sale of its Network Services business to NetWolves Corporation for $7.5 million, including $3.75 million in cash and a promissory note for $3.75 million. Network Services provides multiple source long distance services and related consulting and professional services to its customers. Management concluded that Network Services lacks synergies with the Company’s strategic focus.

      During fiscal 2001, Norstan divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. The two units that made up the Company’s IT consulting business, Connaissance Consulting and Norstan Consulting, were sold on February 7 and April 30, 2001, respectively. The absence of synergies between Norstan’s communications and consulting businesses and recurring losses within the consulting businesses also contributed to the decision to divest of this non-strategic business segment.

Industry Overview

      Until recently, intense global competition and accelerating technological change have driven businesses to depend on technology-based solutions to enhance their competitive position, and to improve productivity and the quality of their products and services. Current economic conditions, however, have significantly slowed that trend. Companies that traditionally relied on technology-based solutions as strategic business tools are postponing or curtailing technology decisions. This has had a significant effect on both the business climate and the telecommunications industry.

      While customers continue to rely heavily on technology to reduce transaction costs by increasing operational efficiencies, the bias toward software-centric solutions in lieu of hardware continues. Notwithstanding the slow economic conditions, growth continues to occur in areas such as customer contact solutions, CTI (computer telephony integration), unified media, convergence (IP telephony), and mobility.

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

      As a result of these factors, demand for communication services and products has been relatively flat. Phillips InfoTech (InfoTech), a market research firm specializing in telecommunications market information, estimates that the U.S. market for traditional voice PBX systems will continue to decline over the next five years as enterprises shift to converged solutions, a combined form of voice and data, also referred to as IP Telephony. In 2001, total PBX line shipments declined 12.2% from the same period in 2000. In contrast, IP line shipments grew nearly 230.0% to 1.6 million lines during the same period. Purchases associated with converged solutions are forecasted to grow approximately 29.0% between 2001 and 2002, increasing to 47.8% growth from 2002 to 2003. Recent slowdowns in technology spending may delay this development, however. Overall revenues in the U.S. marketplace for voice and convergence are projected to reach $5.6 billion by 2005. Field maintenance and repair is the largest, but slowest growing segment in services associated with the voice marketplace. This includes the maintenance and repair of PBX, Key/ Hybrid, Voice Processing: IVR, CTI, ACD and fax. Growth in 2001 was estimated by Phillips InfoTech at 2.8% to $4.2 billion, with expected growth to $4.8 billion by 2005. Spending in video conferencing totaled an estimated $600.0 million in 2001, and is projected to grow to $1.4 billion by 2006, while the audio and data conferencing market is projected to grow to $2.4 billion in 2004 from $1.7 billion in 2001, according to Wainhouse Research and Frost & Sullivan, market research firms specializing in collaboration and telecommunications data.

The Norstan Solution

      Norstan is a provider of a wide range of communication software, services and equipment that enable its customers to compete and succeed in the global marketplace. Norstan has leveraged its established reputation as a provider of premier communication products and services to deliver complex, high-end technology solutions to middle-market and Fortune 2000 companies. This broad range of offerings enables Norstan to serve as a single-source provider of communication solutions and services throughout the entire life cycle of a project. Norstan’s ability to serve as a single-source provider results in closer integration, reduced risk and greater management control for the customer. Norstan believes that its customer relationships, its geographic reach and size, and its expertise in providing communication solutions and service will enable it to capitalize on the continuing growth and convergence of the hardware and software needs of middle-market and Fortune 2000 companies.

Norstan’s Business Strategy

      Norstan’s objective is to become the leading provider of communications technology solutions and services to the enterprise market in North America. Key to the achievement of this objective are the following elements:

      Capitalize on the trend of “dis-integration” by manufacturers, integrators and distributors in the converged communications and information technology areas. Equipment and software providers are increasingly outsourcing functions that are not core competencies. This trend has led to the rapid development of outsourced manufacturing, installation and ongoing services rather than the use of limited resources to maintain North American-wide installation and servicing organizations. Norstan is one of the largest product-independent communications technology solutions and services organization targeting the enterprise market in North America.

      Focus on delivering integrated solutions to select enterprise customers. Enterprise customers demand robust communications technology solutions and services that integrate multiple platforms, increase productivity, improve customer touch, reduce costs, offer custom-tailored best-in-class technologies and round-the-clock customer service while realizing the highest return on their investment. This requires expertise in selected practice areas, best-in-class product independence and a servicing capability that spans a wide geography. Norstan specializes in attracting and retaining high value customers who demand a broad spectrum of expertise, including customer contact solutions, voice and converged communications, communications services and enterprise mobility and infrastructure.

      Capitalize on the growth and consolidation of the secondary market for re-sale and re-manufacture of voice and data equipment. The secondary market for telecommunications continues to grow and continues to be fragmented. The one exception to this fragmentation is the Resale Services Group, an alliance between Norstan and Siemens Enterprise Networks LLC, which controls nearly 70% of the resale and re-manufacture of Siemens equipment in North America. Through its wholly-owned subsidiary, Vibes Technologies, Inc. (Vibes), Norstan believes it can provide a new level of integrated direct and web-based service to the secondary market for such products as those manufactured by Cisco, Avaya and Nortel.

      Provide superior customer service. Norstan’s dedication to providing service beyond its customers’ expectations has produced many favorable customer relationships and resulted in increased exposure to potential new customers. Norstan’s emphasis on customer satisfaction is evidenced by a fiscal year 2002 survey of Norstan’s customers, in which Norstan received an overall satisfaction rating of 97.2%. Customers were surveyed by an independent third party. The Company believes that its reputation for superior service will lead to opportunities in its multi-channel marketing and cross-selling strategy designed to expand the products and services it sells to its customer base.

      Attract, develop and retain highly skilled professionals. Norstan will continue to attract, develop and retain the highest caliber of personnel by providing a rewarding work environment, competitive pay and benefits, and opportunities for individual growth and development. Norstan has had a long history of creating a values-based culture that emphasizes ethical actions and respect for the individual.

Norstan’s Growth Strategy

      Norstan expects growth from each of its three primary and inter-related business strategies. Norstan’s Communications Technology Solutions and Services business provides best-in-class technologies and services focused on selected end-user customers throughout North America. Within this business segment is Norstan’s Communications Technology Channel Partner Development unit, which specializes in technology implementation and support services for network providers, manufacturers, integrators, and resellers. Norstan’s Resale Services business provides refurbished and re-certified voice and data products to end users.

      The largest of these units is the Communications Technology Solutions and Services business, which has been organized into specific practice areas designed to provide opportunities for increased revenues from both new and existing customers. Norstan has defined these practice areas as Voice and Converged Solutions, Customer Contact Solutions, Communications Services and Enterprise Mobility and Infrastructure. Within each practice area, Norstan offers consulting, best-in-class technologies and legendary customer service.

      Norstan’s Communications Technology Channel Partner Development business has successfully developed new channel partnerships with companies such as Alcatel, Calence, Highwire Networks, Mitel Networks, Datatec Systems, and VorTecs. In addition to the Company’s current direct enterprise marketing activities, Norstan is focused on marketing its industry-leading professional, consulting and traditional support services through a broad spectrum of enterprise solution providers. Such enterprise solution providers include CLECs, Incumbent Local Exchange Carriers (ILECs), Internet Service Providers (ISPs), and Applications Services Providers (ASPs) as well as other channel partners, such as Value-Added Resellers (VARs), Systems Integrators, and Manufacturer Direct channels.

      Services offered to these multi-channel partners include a complete spectrum of capabilities from applications planning through solution implementation, network monitoring, installation, support, upgrades and maintenance. According to industry studies by InfoTech, the combined markets for these services are projected to be $28.0 billion by 2004 and are expected to grow at an average annual growth rate of nearly 40.0% between 2000 and 2004.

      Finally, Norstan’s Resale Services business expects the re-sale of used telecommunication and data equipment to continue to grow and the segment to consolidate. Vibes is uniquely positioned to take advantage of this growth and consolidation with its state-of-the-art e-commerce web site. The combination of this web based approach and Norstan’s premier knowledge of the secondary market will provide the basis for growth in this business group.

Products and Services

      Norstan provides customers with a broad range of communication and IT products and services to design, develop and implement technology solutions in a variety of customer environments. These products and services are delivered through the Company’s three business segments; Communications Technology Solutions and Services, Resale Services, and Financial Services:

Communications Technology Solutions and Services

      Within its core Communications Technology segment are two interrelated business units:

•	Direct Solutions and Services. Provides best-in-class technologies and services focused on selected end-user customers throughout North America.

•	Channel Partner Services. Technology implementation and support services for network providers, manufacturers, integrators, and resellers.

      Norstan’s product and service offerings are centered around four Practice Areas:

•	Voice and Converged Solutions

–	Voice Systems

–	IP Telephony

–	Data Networking

–	Video Conferencing

–	Audio Conferencing

–	Data Collaboration

–	Advanced messaging

•	Customer Contact Solutions

–	Contact Center Switching Platforms

–	Self Service: Interactive Voice Response & Speech Recognition

–	CTI (Computer Telephony Integration)

–	Intelligent and Pre-Call Routing

–	Media Blending/ Web Enablement

–	Work Force Optimization: Workforce Management & Quality Monitoring and Recording

•	Enterprise Mobility and Infrastructure

–	Enterprise Mobile Networking

•	Wireless Voice Solutions (Dedicated and IP-based)

•	Wireless LAN (802.11a & 802.11b)

•	Access Gateways (Wireless Integration Solutions)

•	Broadband Wireless Infrastructure for the Enterprise

–	Structured Cabling

•	Optical Networks

•	Multimedia Solutions

•	Communications Services

–	Remote System Monitoring & Diagnostic Analysis

–	System Modifications (Moves, Adds, and Changes)

–	Managed Communication Services

–	24 x 7 Customer Support

–	Customized Maintenance Contract Offerings

–	Professional and Consultation Services

      Within each Practice Area Norstan provides world class communications consulting services, leading edge technologies, and legendary implementation and support services.

Resale Services

      Norstan’s Resale Services segment provides refurbished and re-certified voice and data products to end users. This business is comprised of two units:

•	Resale Services Group is a 12-year alliance between Siemens Enterprise Networks LLC and Norstan. This business offers value-minded customers the highest quality refurbished systems, components, desktop products, accessories and services.

•	Vibes Technologies, Inc., a wholly owned subsidiary of Norstan Communications, Inc., is a leader in telecom and data equipment remanufacture and repair, specializing in top-line key systems, phones, data and other components. They provide customers legendary customer service and expertise in systems manufactured by Nortel Networks, Avaya (formerly Lucent Technologies), Executone, Aspect Communications and Cisco Systems.

Financial Services

      Norstan Financial Services provides Norstan customers with creative and flexible financial solutions for technology and business essential equipment acquisitions. These financial alternatives are offered under a private label leasing program through a partnership between Fidelity Leasing and Norstan Financial Services.

Customers

      Norstan focuses its marketing efforts on middle-market and Fortune 2000 companies with complex communication requirements. Norstan has served approximately 18,000 customers across a broad range of industries over the last three fiscal years. No single customer accounted for more than 5% of Norstan’s total revenue during any of the last three fiscal years.

      A sample of current premier customers of the Company include the following:

American Freightways	Alltel Corp.
Best Buy	Bristol Myers Squibb
Canadian Imperial Bank of Commerce	Harley-Davidson
DirectTV	IBM
Honeywell	United Parcel Service Of America, Inc.

Strategic Alliances

      Norstan’s relationships with a wide range of leading technology companies enhance its ability to deliver the appropriate solution to each customer. Strategic alliance partners include Alcatel, Aspect Communications, Captaris, Cisco Systems, Ericsson, IntervoiceBrite, Latitude, Nortel Networks, Nuance, Polycom, Siemens, Sprint, Rockwell FirstPoint Contact, SpectraLink, SpeechWorks, Verint and VTEL. In addition, Norstan distributes complementary communication products that fit specific segments of the marketplace. These include hybrid switching systems, personal computer-based voice processing and video conferencing systems, as well as data communication products.

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

Sales and Marketing

      Throughout the United States and Canada, Norstan’s product and services offerings are brought to market through three separate but complementary distribution channels. These channels use a direct, telesales and channel sales structure, as well as Web-based e-business sales. These distribution channels are reflected in Norstan’s core business units as follows:

Core Business Unit	Distribution Channels

Direct Solutions and Services	• Direct enterprise sales focused on selected end user accounts.
• Telesales organization focused on mid-tier and below accounts.
Channel Partner Services	• Channel account managers focused on manufacturers, network providers, integrators, and resellers.
Resale Services	• Telesales sales people focused on enterprise end-users of voice and data equipment.
• Web-based e-business through Norstan’s www.Vibestech.com website.

      This multi-channel distribution model uses the most cost-effective sales channels to bring Norstan’s products and service offerings to market. Each channel is staffed with Sales Professionals who are highly focused on their respective target markets. In addition to having a comprehensive understanding of their markets, these Professionals also have a sound understanding of all Norstan’s product and services offerings to recognize additional sales opportunities and maximize account share.

      Within the Direct Solutions channel, each Sales Professional has been trained to use a comprehensive approach to evaluate each customer’s technology and service needs. The Sales Professional begins by working with the customer to fully understand the customer’s goals and objectives. Next the Sales Professional conducts a detailed analysis of the customer’s current and future communication and IT systems requirements, as well as service delivery needs. After determining the customer’s needs, the sales Professional and a Norstan Solutions Engineer develop a solution that satisfies current and anticipated requirements. Norstan’s Service Delivery team then works with the customer to plan the delivery and implementation of the solution and to identify required training. By planning the precise requirements of each phase of the solution delivery, Norstan’s team of Sales, Solutions Engineering and Service Delivery specialists are able to minimize service interruption for the customer.

      Norstan also provides an ongoing customer service program tailored to meet each customer’s specific application requirements. This service program incorporates remote diagnostics, in-field service and support, additional training, and help desk resources from Norstan’s expert customer support team, located in four Solution Centers across North America.

      Norstan’s marketing strategy both captures the maximum possible share of Norstan’s existing customers’ communication and IT budgets and also identifies and develops new customer relationships. Additionally, Norstan’s team of highly trained Enterprise Account Managers (EAM) focus on the Company’s largest and most strategic accounts. The EAMs work with the client’s senior-level management to gain a comprehensive understanding of their business needs, and to ensure the most effective deployment of Norstan’s resources to satisfy those business needs. Norstan believes the use of EAMs will provide high quality sales and customer service, and will advance Norstan’s ongoing marketing efforts. Norstan believes that highly satisfied and loyal customers are more likely to continue to choose Norstan to provide them with additional communication and IT products and services.

Customer Service

      Norstan believes that providing exceptional customer service is an important element of its ability to compete effectively in the communication marketplace. Norstan has invested heavily in new technology designed to help resolve a substantial portion of customer support and service issues quickly and remotely. Norstan coordinates its customer service response through four centers located in Minneapolis, Cleveland, Los Angeles, and Montreal. In fiscal year 2002, these centers handled more than 450,000 customer calls with approximately 66.0% of the service-related calls addressed remotely. By comparison, only 18.0% of customer calls were resolved remotely in fiscal year 1994. For calls requiring immediate on-site service and support, Norstan maintains a force of highly trained service technicians, design engineers and customer support representatives that can respond to the client’s physical location.

      Norstan has approximately 150 employees in its four remote diagnostics and dispatch centers devoted primarily to providing customer service, and has more than 350 service technicians in the field. With Norstan’s remote problem resolution capability and its staff of highly trained technicians, the Company is able to promptly resolve customer support requests. Norstan’s commitment to customer service is evidenced by a fiscal year 2002 survey of Norstan’s communication customers that found an overall satisfaction rating of 97.2%. This survey was administered by an independent third party.

Locations

      Norstan currently supports its clients with 34 sales and service locations in 24 cities within the United States and Canada, including the following:

Birmingham, AL Boston, MA Calgary, Alberta Cedar Rapids, IA Chicago, IL Cincinnati, OH Cleveland, OH Columbus, OH Dallas, TX Davenport, IA	Des Moines, IA Edmonton, Alberta Irvine, CA Louisville, KY Madison, WI Milford, MA Milwaukee, WI Minneapolis, MN Montreal, Quebec New Orleans, LA	New York, NY Oklahoma City, OK Phoenix, AZ Riverside, CA San Diego, CA Toronto, Ontario Tulsa, OK Vancouver, British Columbia

Employees

      Norstan had a total of 1,477 employees as of April 30, 2002, including 1,341 in the U.S. and 136 in Canada. The employee population consists of 274 in sales and marketing, 771 in operations, service and installation, 395 administrative and professional personnel and 37 consultants. Of these employees, 86 are covered by collective bargaining agreements. Norstan considers relations with its employees to be good and has not experienced any work stoppages.

Competition

      Norstan’s marketing strategy is designed to capture a larger portion of existing customers’ communication and IT budgets and to identify and develop new customer relationships. The Company competes with its customers’ internal resources, particularly when these resources represent a fixed cost to the customer. Such competition may impose additional pricing pressures on Norstan. Subject to this competitive environment, Norstan competes on the basis of: the depth and breadth of services and products offered; the ability to integrate IT and communication systems as the related technologies continue to converge; its reputation for providing superior customer service; and the number and strength of customer relationships.

      Norstan also competes in its markets with Avaya Communications, of Basking Ridge, NJ; NextiraOne, a division of Platinum Equities, of Houston, TX; and RBOCs such as SBC Communications, San Antonio, TX and Telcos such as Verizon Communications of New York, NY.

Intellectual Property Rights

      Norstan relies upon a combination of nondisclosure and other contractual arrangements with certain key employees and business partners, and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. Norstan enters into confidentiality agreements with certain of its employees and business partners and limits the distribution of proprietary information.

Government Regulation

      Except for the sale of long distance service, Norstan is not subject to any government regulations that have a material impact on its operations. Effective May 1, 1992, the Company became a direct reseller of long distance network services and became subject to certain state tariff regulations throughout the United States. Norstan is currently registered and certified to provide interstate services in all 50 states and intrastate services in 49 states. The Company is also subject to FCC regulations, which require the filing of federal tariffs. With the sale of Norstan Network Services in July of 2002, Norstan is no longer subject to these regulations.

Backlog

      As of April 30, 2002, Norstan had signed contracts for telecommunications products and professional services aggregating approximately $23.5 million, substantially all of which are expected to be fulfilled by the end of fiscal 2003. As of April 30, 2001, Norstan had signed contracts aggregating approximately $18.9 million, substantially all of which were fulfilled by the end of fiscal 2002. The usual time period between the execution of a contract and the completion of the installation is three to twelve months, depending on the size and complexity of the system.

Item 2. Properties.

      The executive offices of Norstan are located in Minnetonka, Minnesota, where the Company leases approximately 165,000 square feet of office space. Norstan also has area headquarters in Brecksville, Ohio, and Phoenix, Arizona, where the Company leases approximately 42,750 and 34,400 square feet of office space, respectively. In addition to the space above, Norstan leases sales and service offices in 21 other cities within the United States. In Canada, Norstan leases approximately 28,800 square feet of office space in Toronto, Ontario, which serves as its Canadian headquarters. Norstan also leases sales and service offices in three other cities within the Canadian provinces of Alberta, Quebec and British Columbia. Norstan believes that the above-mentioned facilities are adequate and suitable for its current needs.

Item 3. Legal Proceedings.

      Norstan is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving Norstan for which the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

      On February 25, 2002, Norstan was awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) which claims arise out of the Company’s September 1997 acquisition of PRIMA. Subsequently, Norstan reached a settlement with Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, Norstan recorded a $3.0 million gain in the fourth quarter of fiscal 2002, based on cash received. Norstan recorded a full reserve against the real property and the promissory note and will record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization.

      In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative who claims he is owed $458,675 in additional commissions. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. The Company believes the ruling is in error and has filed an appeal. However, there can be no assurance that Norstan will be successful in its appeal. Management believes that the April 30, 2002 consolidated financial statements adequately reflect Norstan’s exposure under this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders.

      Norstan did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

      Norstan’s common stock is traded on the National Over-the-Counter market and is listed on the national market system of the National Association of Securities Dealers’ Automated Quotations System (“NASDAQ”) under the symbol “NRRD”. The following table sets forth the high and low sale prices for the Company’s common stock as reported by NASDAQ for each quarterly period during the two most recent fiscal years:

	High	Low

Fiscal year ended April 30, 2002:
First Quarter	$4.090	$1.130
Second Quarter	5.060	2.300
Third Quarter	6.400	2.800
Fourth Quarter	7.490	4.900
Fiscal year ended April 30, 2001:
First Quarter	$6.563	$3.250
Second Quarter	5.500	2.688
Third Quarter	4.000	0.688
Fourth Quarter	2.250	0.906

      The quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

      As of July 17, 2002, there were 4,029 holders of record of Norstan’s common stock.

Restrictions on the Payment of Dividends

      Norstan has not recently declared or paid any cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company currently expects to retain earnings to finance the operations and the expansion of its business. In addition, Norstan’s current revolving long-term credit agreement prohibits the payment of cash dividends without the prior written consent of the lenders thereunder.

Item 6. Selected Consolidated Financial Data.

      The selected consolidated financial data set forth below as of and for the year ended April 30, 2002, have been derived from Norstan’s consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The selected consolidated financial data set forth below as of and for each of the fiscal years in the four-year period ended April 30, 2001 have been derived from the Company’s consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

	Fiscal Years Ended April 30,

	2002	2001	2000	1999	1998

	(In Thousands, Except Per Share Data)
Statements of Operations Data:
REVENUES	$247,497	$269,520	$297,200	$337,548	$369,457
COST OF SALES	171,640	193,823	230,952	242,491	267,568

GROSS MARGIN	75,857	75,697	66,248	95,057	101,889
Selling, general and administrative expenses	73,917	86,517	96,417	87,214	85,201
Restructuring charges	—	1,183	—	1,419	14,204

OPERATING INCOME (LOSS)	1,940	(12,003)	(30,169)	6,424	2,484
Interest expense	(4,887)	(7,988)	(6,315)	(4,782)	(3,823)
Other income (expense), net	651	(1,154)	(78)	387	515

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,296)	(21,145)	(36,562)	2,029	(824)
Income tax provision (benefit)(a)	(8,936)	—	(11,608)	883	(346)

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,640	(21,145)	(24,954)	1,146	(478)

DISCONTINUED OPERATIONS:(b)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,140	(11,087)	(43,995)	4,744	4,333
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS	(1,240)	(4,038)	—	—	—

NET INCOME (LOSS)	$7,540	$(36,270)	$(68,949)	$5,890	$3,855

NET INCOME (LOSS) PER COMMON SHARE:
BASIC — Continuing Operations	$0.55	$(1.86)	$(2.31)	$0.11	$(0.05)
Discontinued Operations	0.07	(1.33)	(4.06)	0.45	0.44

BASIC EPS	$0.62	$(3.19)	$(6.37)	$0.56	$0.39

DILUTED — Continuing Operations	$0.52	$(1.86)	$(2.31)	$0.11	$(0.05)
Discontinued Operations	0.07	(1.33)	(4.06)	0.45	0.44

DILUTED EPS	$0.59	$(3.19)	$(6.37)	$0.56	$0.39

WEIGHTED AVERAGE COMMON SHARES:
BASIC	12,149	11,373	10,818	10,473	9,719

DILUTED	12,823	11,373	10,818	10,537	9,917

	As of April 30,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital (deficit)	$(1,993)	$(24,342)	$31,133	$78,239	$58,568
Total assets	122,565	167,627	236,906	308,516	275,608
Long-term debt, net of current maturities	25,540	38,200	67,257	61,411	52,440
Discounted lease rentals, net of current maturities	6,295	13,552	24,285	32,604	20,883
Shareholders’ equity	16,916	8,085	42,489	109,335	97,671
Cash dividends declared and paid	—	—	—	—	—

Unaudited Quarterly Results

      The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two year period ended April 30, 2002. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with Norstan’s Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	For the Quarters Ended

	April 30,	January 26,	October 27,	July 28,	April 30,	January 27,	October 28,	July 29,
	2002	2002	2001	2001	2001	2001	2000	2000

Revenues	$62,043	$62,567	$62,811	$60,076	$65,139	$63,157	$69,998	$71,226
Cost of Sales	43,017	44,661	42,685	41,277	44,717	45,507	50,983	52,616

Gross Margin	19,026	17,906	20,126	18,799	20,422	17,650	19,015	18,610
SG&A Expenses	18,663	17,652	19,632	17,970	22,378	21,520	21,791	20,828
Restructuring Charges	—	—	—	—	1,183	—	—	—

Operating Income (Loss)	363	254	494	829	(3,139)	(3,870)	(2,776)	(2,218)
Interest Expense	(1,064)	(1,127)	(1,250)	(1,446)	(1,705)	(2,084)	(2,116)	(2,083)
Other Income (Expense), net	(99)	273	345	132	(119)	(8)	(1,019)	(8)

Income (Loss) Before Taxes	(800)	(600)	(411)	(485)	(4,963)	(5,962)	(5,911)	(4,309)
Income Tax (Benefit) Provision(a)	(8,936)	—	—	—	—	—	—	—

Net Income (Loss) from Continuing Operations	8,136	(600)	(411)	(485)	(4,963)	(5,962)	(5,911)	(4,309)

Income (Loss) from Discontinued Operations(b)	(4)	760	746	638	(3,694)	(2,342)	(1,820)	(3,231)
Loss on Disposal of Discontinued Operations(b)	(1,240)	—	—	—	(4,038)	—	—	—

Net Income (Loss)	$6,892	$160	$335	$153	$(12,695)	$(8,304)	$(7,731)	$(7,540)

Net Income (Loss) Per Diluted Share:
Continuing Operations	$0.63	$(0.05)	$(0.03)	$(0.04)	$(0.42)	$(0.52)	$(0.53)	$(0.39)
Discontinued Operations	(0.10)	0.06	0.06	0.05	(0.66)	(0.21)	(0.16)	(0.30)

Net Income (Loss) Per Share	$0.53	$0.01	$0.03	$0.01	$(1.08)	$(0.73)	$(0.69)	$(0.69)

Weighted Average Diluted Shares	12,904	12,769	12,724	12,398	11,765	11,425	11,183	10,916

(a)	The income tax benefit recorded in fiscal 2002 relates to the reversal of a portion of the Company’s valuation allowance (see Note 8 to the Consolidated Financial Statements).

(b)	Discontinued Operations reflects the results of the former Consulting and Network Services business segments (see Note 2 to the Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      Norstan is a full service telecommunications company that delivers voice and data technologies and services, and remanufactured equipment to businesses and channel partners of all sizes. The Company delivers its products and services through three business segments, Communications Technology Solutions and Services, Resale Services and Financial Services, which accounted for 85.5%, 12.3% and 2.2% of fiscal year 2002 revenues, respectively. Communications Technology Solutions offerings include customer contact (call centers), collaboration (conferencing and messaging), converged communication (IP telephony and PBX systems), infrastructure (cabling, wiring, sound and signal) and mobile business networking. Communications Technology Services offerings include project consulting, project management, installation, system monitoring and support services maintenance. Resale Services offers refurbished and re-certified voice and data products. Financial Services supports the sales process by providing customized financing alternatives.

      In fiscal year 2001, Norstan changed its reportable operating segments to reflect how it evaluates its operating performance and allocates resources. Prior to fiscal year 2001, the Company’s reportable segments included Consulting, Communications and Financial Services. As of April 30, 2001, Norstan divested its IT consulting business.

      On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was completed on July 11, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million is due one year from closing, evidenced by a non-interest bearing note. The Company expects to record a gain on this sale of approximately $2.5 to $3.0 million in its first quarter of fiscal 2003 based on the $3.75 million cash received. Any additional gains related to payments received on the promissory note will be recorded when collection is assured.

      Because of the disposition of the Consulting and Network Services business units, the applicable net assets and operating results have been separately reported as discontinued operations for all periods presented.

Results of Operations

      The following table sets forth certain items from Norstan’s consolidated statements of operations expressed as a percentage of total revenues:

	Years Ended April 30,

	2002	2001	2000

Revenues
Communications Technology Solutions and Services	85.5%	86.7%	88.3%
Resale Services	12.3	9.7	8.7
Financial Services	2.2	3.6	3.0

Total Revenues	100.0%	100.0%	100.0%
Cost of sales	69.4	71.9	77.7

Gross margin	30.6	28.1	22.3
Selling, general and administrative expenses	29.9	32.1	32.4
Restructuring charges	—	0.4	—

Operating income (loss)	0.7%	(4.4)%	(10.1)%

Net income (loss) — continuing operations	2.7%	(7.8)%	(8.4)%
Net income (loss) — discontinued operations	0.3%	(5.6)%	(14.8)%

Net income (loss)	3.0%	(13.4)%	(23.2)%

      The following table sets forth the gross margin percentages for each of Norstan’s business segments (continuing operations):

	Years Ended April 30,

	2002	2001	2000

Communications Technology Solutions and Services	28.4%	25.3%	19.5%
Resale Services	36.7%	37.5%	34.7%
Financial Services	84.2%	69.8%	69.5%

Fiscal 2002 Compared to Fiscal 2001

      Revenues. Total revenues from continuing operations decreased $22.0 million or 8.2% to $247.5 million in fiscal year 2002 from $269.5 million in fiscal year 2001.

      Revenues within the Communications Technology Solutions and Services segment decreased $22.1 million or 9.5% to $211.6 million in fiscal year 2002 from $233.7 million in fiscal year 2001. Revenues from Solutions’ product offerings were down 24.1% year-over-year as declines in legacy PBX system sales, call center solutions and conferencing system sales were only somewhat offset by increased revenues related to new product offerings and Channels activity. Services revenues were off slightly, down 1.6%, as increased service contract revenue was offset by decreased MAC (moves, adds and changes) and managed communications services revenues.

      While the Company’s revenues have declined from fiscal 2001 to fiscal 2002, they have stabilized over the past four quarters. The continued slow economy has had a negative effect on revenues from the Company’s Solutions product offerings and MAC service offerings. However, Norstan’s new business model, concentrating on its core competencies, continues to gain traction with a renewed focus on providing direct solutions to select enterprise customers, communications technology solutions and services to channel partners and the remanufacture and resale of business communications products. The Company continues to pursue channel partners and other strategic relationships as evidenced by its new relationship with Nortel Networks announced in the Company’s second fiscal quarter. During fiscal 2002, and subsequent to year-end, Norstan broadened its channel strategy by adding several new relationships to its channels organization and expanded its relationship with Alcatel by signing agreements with many Alcatel business partners. These relationships have the potential to expand the Company’s geographic reach and capabilities within its Communications Technology Solutions and Services segment. During fiscal 2002, the Company opened sales offices in Dallas, Texas, Irvine, California and New York, New York.

      Resale Services’ revenues increased $4.2 million or 15.8% to $30.4 million in fiscal 2002 as compared to $26.3 million in fiscal 2001. This was due to increased revenues from Vibes Technologies, Norstan’s integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment. Vibes revenues improved 52.2% during fiscal 2002 as compared to fiscal 2001, as a result of its expanded product offerings in both telecommunications and data equipment.

      Financial Services’ fiscal 2002 revenue of $5.5 million was down 42.3% from $9.6 million in fiscal 2001. This decrease was attributed to Norstan’s strategic decision not to offer financing directly to its customers. Norstan Financial Services has partnered with Fidelity Leasing to provide financial alternatives to its customers under a private label leasing program. Revenues from Financial Services will continue to decline as its activity winds down.

      Gross Margin. Norstan’s gross margin was relatively flat at $75.9 million and $75.7 million for the fiscal years ended April 30, 2002 and 2001, respectively. As a percent of total revenues, gross margin was 30.6% for fiscal year 2002 compared to 28.1% for fiscal year 2001.

      Communications Technology Solutions and Services gross margin was relatively flat at $60.0 million in fiscal 2002 as compared to $59.2 million for fiscal 2001. Gross margin as a percent of revenues for this segment improved to 28.4% in fiscal 2002 as compared to 25.3% in fiscal 2001. The improved gross margin was the result of a change in the product/service mix, improved project management and contin-

ued efforts to control and/or reduce operating expenses over the past year. In addition, Norstan has been diligent in evaluating new sales on the basis of the quality of revenue offered.

      Resale Services’ gross margin was down slightly to 36.7% of revenues in fiscal 2002 as compared to 37.5% in fiscal 2001. Gross margin for Financial Services were 84.2% and 69.8% for fiscal 2002 and 2001, respectively.

      Selling, General and Administrative Expenses. Norstan’s selling, general and administrative expenses were $73.9 million in fiscal 2002 and $86.5 million in fiscal 2001, a decrease of $12.6 million or 14.6%. As a percent of revenues, selling, general and administrative expenses improved to 29.9% for fiscal 2002 as compared to 32.1% for fiscal 2001. Norstan has implemented a restructuring plan that has removed a significant amount of costs from its businesses over the past year. A majority of these efforts are complete and the current overall levels of selling, general and administrative expense are in line with the Company’s refocused business model. In addition, with the adoption of SFAS No. 142, the Company no longer records amortization expense related to previously recorded goodwill. Goodwill amortization was approximately $500,000 in fiscal 2001. Norstan continues to monitor expenditures and pursue cost control measures as applicable.

      Restructuring Charge. During the fourth quarter of fiscal year 2001, Norstan recorded a restructuring charge of approximately $1.2 million relating to a workforce reduction and closure of certain facilities. This charge included the costs of severance relating to approximately seventy employees ($683,000), lease terminations and other facility costs ($500,000) related to non-strategic businesses as well as for continued cost reductions in the Communications Technology businesses. At the end of fiscal 2002, the Company had principally executed these plans and all affected people had been terminated.

      Interest Expense. Interest expense decreased significantly in fiscal 2002 to $4.9 million as compared to $8.0 million for fiscal year 2001. Interest expense is incurred primarily in connection with Norstan’s revolving credit line used for working capital purposes. Average month-end borrowings outstanding under the Company’s revolving long-term credit agreements were $45.0 million for fiscal year 2002 and $68.9 million for fiscal year 2001. Weighted average interest rates under the Company’s revolving long-term credit agreements were 9.3% for fiscal year 2002 as compared to 11.7% for fiscal year 2001.

      Other Income (Expense). Net other income of $651,000 was recorded in fiscal 2002 as compared to net other expense of $1.2 million in fiscal 2001. Fiscal 2002 net other income reflects interest income earned on certain promissory notes. The reported expense in 2001 was primarily due to the write-off of $1.1 million in fees related to a terminated financing transaction in the second quarter of fiscal 2001.

      Income Taxes. During the fourth quarter of fiscal 2002, the Company recorded an $8.9 million income tax benefit reflecting the reduction of its valuation allowance related to its U.S. net operating loss carryforward. The reduction of the allowance was mainly due to the recently enacted U.S. federal five-year net operating loss carryback rules (resulting in a $7.7 million federal tax refund which was received in June 2002), fiscal 2002 taxable income, and the Company’s estimate of future operating earnings. Norstan provided no tax benefit on the loss in fiscal 2001. Norstan’s effective tax rate differs from the federal statutory rate primarily due to state income taxes and nondeductible goodwill amortization, as well as the effect of net operating loss carry forwards and related valuation allowance charges. As a result of Norstan recording a tax benefit in fiscal year 2002, the Company will begin to record a tax provision on earnings in fiscal 2003 in the range of a 38.0% to 39.0% effective tax rate.

      Net Income (Loss) from Continuing Operations. Net income of $6.6 million or $0.52 per diluted share was reported for fiscal 2002 as compared to a net loss of $21.1 million or $1.86 per share incurred in fiscal year 2001.

      Discontinued Operations. On February 4, 2002, the Company announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was completed on July 11, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million is due one year from closing, evidenced by a non-interest bearing note. The Company expects to record a gain on this sale of approximately $2.5 to $3.0 million in its first quarter of fiscal 2003 based on the $3.75 million cash received. Any additional gains related to payments received on the promissory note will be recorded when collection is assured. Network Services provides multiple source long distance services and related consulting and professional services.

      During fiscal 2001, the Company divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. The absence of synergies between the Company’s communications and consulting businesses and recurring losses within the consulting businesses also contributed to the decision to divest of this non-strategic business segment.

      Divestiture of the IT consulting business began on February 7, 2001 with the sale of the Company’s 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of the Company with an aggregate face amount of $13.0 million maturing on various dates commencing on April 30, 2001 and ending December 31, 2005. As of April 30, 2002, $1.0 million had been collected on one of the notes and the remaining $12.0 million had been fully reserved for (see additional discussion below).

      The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale required the payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million maturing on August 28, 2001. In connection with the transaction, Norstan retained its rights to certain assets and assumed certain liabilities of Norstan Consulting. As of April 30, 2002, the promissory note had been paid in full.

      The results of these two consulting business units have historically been reported as the Norstan’s “Consulting” business segment. With these sales, Consulting’s results are reported as discontinued operations at April 30, 2001.

      Norstan’s consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued Network Services and Consulting businesses for all periods presented. Summary operating results of the discontinued operations are as follows (in thousands):

	Years Ended April 30,

	2002	2001	2000

Revenues	$21,282	$67,590	$122,113
Cost of sales	14,437	52,655	90,598

Gross margin	6,845	14,935	31,515
Selling, general and administrative expenses	3,394	25,956	47,442
Restructuring charges	—	—	1,969
Writedown of goodwill	—	—	32,244

Operating income (loss)	3,451	(11,021)	(50,140)
Other income (expense), net	(1)	(66)	677

Net income (loss) before taxes	3,450	(11,087)	(49,463)
Income tax provision (benefit)	1,310	—	(5,468)

Net income (loss) from discontinued operations	$2,140	$(11,087)	$(43,995)

      In addition to the operating results above, Norstan also recorded a $1.2 million loss on disposal of discontinued operations in fiscal 2002. The loss on disposal includes the following: (i) a pretax charge of $5.0 million ($3.1 million after tax) for an additional reserve on the remaining promissory note receivable from the sale of Connaissance Consulting, and (ii) a pretax gain of $3.0 million ($1.9 million after tax) from the arbitration settlement related to PRIMA Consulting (see Note 11 to the Consolidated Financial Statements). During the fourth quarter of fiscal 2002, the purchaser of Connaissance Consulting defaulted on payments then due. Norstan held discussions with the purchaser, and, based upon these discussions and review of the purchaser’s financial position, management determined that a reserve was required for the remaining amount of the promissory note.

      Net Income (Loss). For fiscal 2002, Norstan reported net income of $7.5 million or $0.59 per diluted share as compared to a net loss of $36.3 million or $3.19 per diluted share in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

      Revenues. Total revenues from continuing operations decreased 9.3% to $269.5 million in fiscal year 2001 from $297.2 million in fiscal year 2000.

      Revenues within the Communications Technology Solutions and Services segment decreased 10.9% to $233.7 million in fiscal year 2001 from $262.3 million in fiscal year 2000. This decrease was the result of lower revenues in Solutions’ practice areas including, call centers, PBX systems, and conferencing and messaging. In addition, revenues from Services’ moves, adds and changes were down year-over-year. These decreases were somewhat offset by increased revenues in convergence and from the inclusion of revenues from Norstan’s channel partners. In addition, the Company’s service contract revenue increased year-over-year.

      Resale Services revenues increased 1.1% to $26.3 million in fiscal 2001 as compared to $26.0 million in fiscal 2000. Financial Services’ fiscal 2001 revenue of $9.6 million was up 7.5% from $8.9 million in fiscal 2000.

      Gross Margin. Norstan’s gross margin was $75.7 million and $66.2 million for the fiscal years ended April 30, 2001 and 2000, respectively, an increase of 14.3%. As a percent of total revenues, gross margin was 28.1% for fiscal year 2001 compared to 22.3% for fiscal year 2000.

      Gross margin as a percent of revenues for Communications Technology Solutions and Services improved to 25.3% in fiscal 2001 as compared to 19.5% in fiscal 2000. This improvement was the result of increased margins in install, service, moves, adds and changes and other infrastructure practices.

      Resale Services’ gross margin improved to 37.5% of revenues in fiscal 2001 as compared to 34.7% in fiscal 2000. Gross margin for Financial Services were relatively flat between fiscal 2001 and 2000 at 69.8% and 69.5%, respectively.

      Selling, General and Administrative Expenses. Norstan’s selling, general and administrative expenses decreased $9.9 million or 10.3% during fiscal 2001 to $86.5 million as compared to $96.4 million in fiscal 2000. As a percent of revenues, selling, general and administrative expenses were relatively flat year-to-year at 32.1% and 32.4% for fiscal 2001 and fiscal 2000, respectively. The Company has taken measures to remove a significant amount of costs from its business over the past few years including headcount reductions and closure of certain leased facilities. The Company continued to monitor expenditures and implemented additional cost control measures during fiscal 2002.

      Restructuring Charge. During the fourth quarter of fiscal year 2001, Norstan recorded a restructuring charge of approximately $1.2 million relating to a workforce reduction and closure of certain facilities. This charge included the costs of severance relating to approximately seventy employees ($683,000), lease terminations and other facility costs ($500,000) related to non-strategic businesses as well as for continued cost reductions in the Communications Technology businesses.

      Interest Expense. Interest expense was $8.0 million for fiscal year 2001 as compared to $6.3 million for fiscal year 2000. Interest expense is incurred primarily in connection with the Company’s revolving credit line used for working capital purposes. Average month-end borrowings outstanding under the Company’s revolving long-term credit agreements were $68.9 million for fiscal year 2001 and $74.0 million for fiscal year 2000. Weighted average interest rates under Norstan’s revolving long-term credit agreements were 11.7% for fiscal year 2001 as compared to 7.1% for fiscal year 2000.

      Other Income (Expense). Net other expense of $1.2 million was incurred in fiscal 2001 as compared to $78,000 in fiscal 2000. The increase in reported expense was primarily due to the write-off of $1.1 million in fees related to a terminated financing transaction in the second quarter of fiscal 2001.

      Income Taxes. Norstan provided no tax benefit on the loss in fiscal 2001, while the effective income tax rate was 20.0% for fiscal year 2000. The Company’s effective tax rate differs from the federal statutory rate primarily due to state income taxes and the effect of nondeductible goodwill amortization, the impact of the fiscal 2000 goodwill writedown discussed below, as well as the impact of net operating loss carryforwards.

      Net (Loss) from Continuing Operations. A net loss of $21.1 million or $1.86 per basic and diluted share was incurred in fiscal year 2001, as compared to a net loss of $25.0 million or $2.41 per share in fiscal year 2000.

      Discontinued Operations. As discussed above, Norstan’s consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued Network Services and Consulting businesses for all periods presented.

      The fiscal 2000 results of operations from discontinued operations include the following charges:

      Restructuring Charge. During the second quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $2.0 million related to its Consulting business. The $2.0 million charge consisted of noncancelable lease obligations for branch offices to be closed ($1.0 million), software and other asset write-offs ($800,000), and severance costs relating to these employees ($200,000).

      Writedown of Goodwill. During the fourth quarter of fiscal year 2000, Norstan recorded a charge of $32.2 million to write down goodwill created in connection with its consulting business acquisitions, principally as a result of significant operating losses and negative cash flows incurred in the Consulting business segment during fiscal 2000.

      Net (Loss). For fiscal 2001, the Company reported a net loss of $36.3 million or $3.19 per diluted share as compared to a net loss of $68.9 million or $6.37 per diluted share for fiscal 2000.

Application of Critical Accounting Policies

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 3 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of Norstan’s Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, valuation of deferred tax assets and valuation of accounts receivable. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. The following is a brief discussion of the more significant accounting policies and methods used by Norstan which require the most subjective and complex judgments. The Company considers these to be critical and could result in materially different amounts being reported under different conditions or using different assumptions.

      Revenue Recognition. Norstan’s principal sources of revenues are derived from the sale, installation and service of its full range of voice and data technologies and services. Within the Communications Technologies segment, Solutions’ revenues from the sale and installation of products and systems are generally recognized under the percentage-of-completion method of accounting for long-term contracts and Services’ revenues from maintenance service contracts, moves, adds, and changes, and network integration services, are recognized as the services are provided. Service contracts are generally pre-billed either on a quarterly or annual basis and any prepayments are reflected on the balance sheet as deferred revenue and taken into income over the service period on a straight-line basis. Resale Services’ revenues generated from the secondary equipment market are recognized upon performance of contractual obligations, which is generally upon installation or shipment. Financial Services’ revenues are recognized over the life of the related lease receivables using the effective interest method.

      If Norstan does not accurately estimate the resources required and the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under its customer contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations and would be reflected in the period in which they were identified.

      Deferred Taxes. Norstan recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Norstan regularly reviews its deferred tax assets for recoverability and establishes valuation allowances based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. To the extent a valuation allowance is established in a given period, an expense within the tax provision in the statement of operations is recorded. Conversely, when a valuation allowance is reduced, a tax benefit is recorded in the statement of operations.

      As of April 30, 2002, the Company had recorded valuation allowances of $1.7 million related to its capital loss carryforward and Canadian net operating loss carryforwards. During the fourth quarter of fiscal 2002, Norstan reversed the valuation allowance related to its U.S. net operating loss carryforward and recorded a tax benefit of $8.9 million. The reversal of this allowance was mainly due to the recently enacted U.S. federal five-year net operating loss carryback rules (resulting in a $7.7 million federal tax refund which was received in June 2002), fiscal 2002 taxable income and the Company’s estimates of future operating earnings. The remaining valuation allowance has been provided for the Company’s capital loss carryforward which expires in fiscal 2006, and the Company’s Canadian net operating loss carryforwards which expire through fiscal 2008. As of April 30, 2002, Norstan does not believe it is more likely than not that these tax assets will be realized. In the event that actual results differ from these estimates or that these estimates are adjusted in future periods or if uncertainties arise related to the Company’s ability to utilize some or all of the deferred tax assets, the Company may need to establish additional valuation allowances which could materially impact its financial position and results of operations.

      Accounts Receivable. Norstan performs credit checks on all new contract customers with orders greater then $100,000. Credit limits are assessed according to current creditworthiness including but not limited to, the customer’s current financial condition, working capital and payment histories. Collection activity for service contract customers is performed on an ongoing basis with payments due quarterly in advance of service commencement. Norstan enforces a “service hold” policy if a customer is in default of its payment obligation and has provided no immediate commitment to pay. Bad debt reserves are established and continuously evaluated based on customer collections and payments, historical experience and any specific customer collection issues that may have been identified. While such credit losses have historically been within Norstan’s expectations and the provisions established, management cannot guarantee that the Company will continue to have similar experience. In addition, a significant change in the liquidity or financial position of any of the Company’s customers or any adverse change in general economic conditions could have a material impact on the collectibility of accounts receivable and future operating results.

Liquidity and Capital Resources

      In fiscal 2002, Norstan reported net income from continuing operations of $6.6 million as compared to significant net losses incurred during the fiscal years ended April 30, 2001 and 2000. The Company has taken numerous actions in efforts to improve its cash flows including the disposition of its unprofitable IT consulting operations and reducing costs in its continuing businesses as evidenced by the $12.6 million reduction in selling, general and administrative expenses in fiscal 2002 as compared to fiscal 2001. These measures provided sufficient operational improvements and liquidity to allow the Company to meet its cash flow needs during fiscal 2002 while significantly reducing its long term debt and the related interest expense. On July 12, 2002 Norstan entered into a new $30.0 million credit facility (see Capital Resources). Based on these positive developments and the Company’s operating plans for fiscal 2003, management believes that cash flows generated by operations and other capital resources will be sufficient to meet its cash flow needs through at least April 30, 2003. However, there can be no assurance that the assumptions used by management in formulating its assessment will prove accurate. In the event that the Company requires supplemental sources of capital, there can be no assurance as to their availability on terms acceptable to the Company.

      Cash Flows. Continuing operations provided net cash from operations of $14.4 million, $28.8 million and $21.4 million during fiscal 2002, 2001 and 2000, respectively. Net income from continuing operations improved to $6.6 million in fiscal 2002 as compared to losses of $21.1 million and $25.0 million in fiscal 2001 and 2000, respectively. This improvement together with a reduction in accounts receivable was offset by a reduction in Norstan’s trade accounts payable and an increase in income taxes receivable. Subsequent to year end, the $7.7 million federal tax refund related to the U.S. net operating loss carryback was collected. Net cash of $17.8 million was provided by investing activities in fiscal 2002, an increase of over $5.4 million from 2001. This increase was the result of the winding down of Norstan’s leasing activity which led to a significant reduction in investment in lease contracts between fiscal 2002 and 2001. In addition, capital expenditures were tightly controlled during fiscal 2002 and down from 2001. Cash of $14.3 million was used for investing activities in fiscal 2000. The change between fiscal 2001 and 2000 was due to increased proceeds from lease contracts along with decreased investments in lease contract and capital expenditures. Financing activities utilized net cash of $35.8 million, $25.3 million and $2.9 million in fiscal 2002, 2001 and 2000, respectively. The high level of cash used for financing activities in fiscal 2002 and 2001 was due to repayment of bank debt and discounted lease rentals. In addition, there were no discounted lease borrowings in fiscal 2002 and minimal borrowings in fiscal 2001. Management’s fiscal year-end goal of reducing long-term debt to $35.0 million was achieved as a result of the cash provided by continuing operations, investing activities and discontinued operations. As of April 30, 2002, outstanding long-term debt was $29.7 million.

      Capital Expenditures. Norstan used $5.1 million for capital expenditures during fiscal year 2002 as compared to $7.5 million in fiscal 2001 and $9.1 million in fiscal 2000. These expenditures were primarily for capitalized costs incurred in connection with obtaining computer and telecommunications equipment used in providing outsourcing services. Norstan currently expects capital expenditures of $8.0 million to $10.0 million in fiscal 2003, principally related to computer equipment, software upgrades and other equipment and fixtures.

      Investment in Lease Contracts. Norstan has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company is winding down its leasing activities and providing customers with alternative financing through Fidelity Leasing. As a result, there was $3.0 million invested in lease contracts in fiscal 2002 as compared to $26.4 million and $32.5 million in fiscal 2001 and 2000, respectively. Net lease receivables decreased to $25.4 million at April 30, 2002 from $55.9 million at April 30, 2001. The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $13.5 million at April 30, 2002 as compared to $26.8 million at April 30, 2001. Interest rates on these credit agreements at April 30, 2002 ranged from 6.0% to 10.0%, while payments are due in varying monthly installments through November 2005. Payments due to financial institutions are made from monthly collections of lease receivables from customers. Norstan also sold certain leases to a third party on a nonrecourse basis during July and August 2001. Total proceeds from these sales were $6.4 million which is reflected on the Consolidated Statements of Cash Flow in “Financing Activities”.

      Capital Resources. On July 12, 2002, Norstan entered into a new $30.0 million credit agreement with certain banks consisting of the following components: A) a $21.0 million revolving line of credit, with availability based on eligible receivables and inventory, as defined, and B) a $9.0 million term loan with quarterly payments of $1.0 million beginning October 25, 2002. The revolving line matures on June 28, 2004 and the term note matures on October 29, 2004. The term note is subject to certain prepayment provisions in the event the Company receives cash from the collection of the promissory note related to the sale of Network Services. The agreement also provides that if the term loan is paid to an amount less than $5.0 million, the Company has an option to increase the revolving commitment amount to $25.0 million provided accounts receivable and inventory levels support such an increase.

      The revolving facility and term loan bear interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through January 31, 2003 with provisions for future rate reductions if Norstan meets certain financial targets. Annual commitment fees range from ..375% to .25%. Under this agreement the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios.

      Norstan’s former credit agreement consisted of the following: (i) $20.0 million term loan A with monthly payments through June 28, 2002, (ii) $15.4 million term loan B with monthly payments due to begin on July 31, 2002 maturing on December 31, 2002, and (iii) up to a $30.0 million revolving line of credit based on the Company’s level of receivables and inventory, as defined. The revolving line of credit and term loan A bore interest at the banks’ reference rate (4.75% at April 30, 2002 and 7.5% at April 30, 2001) plus 2.5%, while term loan B bore interest at the banks’ reference rate plus 4.0%. Borrowings under this agreement were $29.4 million and $55.2 million as of April 30, 2002 and 2001, respectively. The Company was required to maintain minimum levels of EBITDA and achieve certain other financial ratios. The Company was in compliance with or has obtained the appropriate waivers for such requirements as of April 30, 2002. Under the terms of the former credit agreement, the lenders were entitled to 489,545 warrants to purchase shares of the Company’s common stock, which were issued at various prices between $0.94 and $2.80 per share. These warrants were recorded at their estimated fair value at their respective dates of issuance, with the resulting costs being charged to expense (approximately $323,000 in fiscal 2001 and $155,000 in fiscal 2002).

      Management of the Company believes that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, and cash received or expected to be received from collection of promissory notes and other transactions will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2003. However, there can be no assurance that the assumptions used by management in formulating its assessment will prove accurate. In the event that the Company requires supplemental sources of capital, there can be no assurance as to their availability on terms acceptable to the Company.

Contractual Obligations and Commitments

      Norstan has various contractual obligations and commitments to make future payments including debt agreements, lease obligations and discounted lease rental commitments. The following table summarizes future obligations under these contracts due by period as of April 30, 2002 (in thousands):

	Years Ending April 30,

				2007 and
	2003	2004	2005 to 2006	Thereafter	Total

Bank debt	$3,927	$4,000	$21,500	$—	$29,427
Operating leases	6,856	5,048	7,005	10,839	29,748
Capital leases	200	40	—	—	240
Discounted lease rentals	7,230	3,723	2,572	—	13,525

Total contractual obligations	$18,213	$12,811	$31,077	$10,839	$72,940

      Norstan does not currently have any other material definitive commitments that require cash resources. However, management continually evaluates opportunities to expand its operations. This may include the expansion of strategic partner relationships, product/service offerings and/or our geographic footprint and may include acquisitions.

Forward-Looking Statements

      From time to time, Norstan may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, Norstan notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Norstan’s business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industries; Norstan’s business in Canada; stability of foreign governments; market acceptance of the Company’s products and services; Norstan’s continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors. Because these and other factors could affect Norstan’s operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

General

      Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of the Company’s operations and cash flows. In the ordinary course of business, Norstan is exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on the Company’s long-term debt obligations, discounted lease rentals, capital leases and other long-term debt obligations.

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

      For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. Norstan has variable rate debt of $29.4 million outstanding at April 30, 2002 with a weighted average interest rate of 8.0%. Assuming that the Company’s balance of variable rate debt remains constant at $29.4 million, each one-percent increase in interest rates would result in an annual increase in pre-tax interest expense, and a corresponding decrease in cash flows of $294,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in pre-tax interest expense, and a corresponding increase in cash flows of $294,000.

      The Company periodically finances customer equipment purchases with fixed rate, sales-type leases. The resulting stream of future lease payments is, in turn, used to borrow funds from financial institutions at fixed rates on a nonrecourse basis. Norstan is not exposed to interest rate risk in connection with these arrangements because: (i) both the leases and the debt are at fixed interest rates; and (ii) Norstan typically enters into lending arrangements shortly after execution of the related leases.

      The table appearing below presents principal amounts by year of anticipated maturity for Norstan’s debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Notes 6 and 7 of the Notes to Consolidated Financial Statements.

	Years Ending April 30,

	2003	2004	2005	2006	2007	Total	Fair Value

Revolving credit facility (variable: currently 7.25%)	$0.9	$—	$19.5	$—	$—	$20.4	$20.4
							7.25%
Term loan (variable: currently 7.25%)	3.0	4.0	2.0	—	—	9.0	9.0
							7.25%
Capital lease obligations (fixed: currently 6.2%)	0.2	0.1	—	—	—	0.3	0.3
							7.98%
Discounted lease rentals (fixed: currently 7.30%)	7.2	3.7	2.2	0.4	—	13.5	12.4
							7.98%

Total debt obligations	$11.3	$7.8	$23.7	$0.4	$—	$43.2	$42.1

Foreign Currency Risk

      Norstan is exposed to foreign currency rate risk. Substantially all foreign exchange exposure is attributable to the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar during the year ended April 30, 2002 remained relatively unchanged.

      Assets and liabilities outside the United States are located primarily in Canada. Norstan’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The potential loss in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate would not materially affect the Company’s consolidated financial position, results of operations or cash flows. Any gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets of the Company would be recorded as a separate component of shareholders’ equity.

      During the years ended April 30, 2002, 2001 and 2000, the average exchange rates for the Canadian dollar strengthened (weakened) against the U.S. dollar as follows:

	Years Ended April 30,

	2002	2001	2000

Increase (Decrease)	(.0228)	(.0190)	.0162
	(3.4)%	(2.8)%	2.4%

Derivative Financial Instruments

      Norstan currently does not have any derivative financial instruments in place to manage interest costs, but may consider utilizing such instruments in the future as a means to manage interest rate risk.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Norstan, Inc.:

      We have audited the accompanying consolidated balance sheet of Norstan, Inc. (a Minnesota corporation) and Subsidiaries as of April 30, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Norstan, Inc. and Subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Minneapolis, Minnesota

June 7, 2002, except for Note 6 as to which the date is July 12, 2002

THIS IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT.
THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.
(SEE NOTE 13 FOR FURTHUR DISCUSSION)

Because of the requirement to retroactively reflect its Network Services segment as a discontinued operation in 2001 and prior periods (see Note 2 of the Consolidated Financial Statements) and if required by the Securities and Exchange Commission, the Company will engage its independent auditors to re-audit its fiscal 2001 and applicable prior periods’ financial statements to reflect the presentation of discontinued operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Norstan, Inc.:

      We have audited the accompanying consolidated balance sheets of Norstan, Inc. (a Minnesota corporation) and Subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended April 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norstan, Inc. and Subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

Minneapolis, Minnesota

June 29, 2001

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended April 30,

	2002	2001	2000

REVENUES
Communications Technology Solutions and Services	$211,568	$233,700	$262,325
Resale Services	30,402	26,250	25,971
Financial Services	5,527	9,570	8,904

Total Revenues	247,497	269,520	297,200

COST OF SALES
Communications Technology Solutions and Services	151,523	174,522	211,281
Resale Services	19,246	16,408	16,959
Financial Services	871	2,893	2,712

Total Cost of Sales	171,640	193,823	230,952

GROSS MARGIN
Communications Technology Solutions and Services	60,045	59,178	51,044
Resale Services	11,156	9,842	9,012
Financial Services	4,656	6,677	6,192

Total Gross Margin	75,857	75,697	66,248

Selling, general and administrative expenses	73,917	86,517	96,417
Restructuring charge (Note 5)	—	1,183	—

OPERATING INCOME (LOSS)	1,940	(12,003)	(30,169)
Interest expense	(4,887)	(7,988)	(6,315)
Other income (expense), net	651	(1,154)	(78)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,296)	(21,145)	(36,562)
Income tax benefit	(8,936)	—	(11,608)

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,640	(21,145)	(24,954)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued operations, net of tax provision of $1,311 in 2002 and benefit of $5,468 in 2000	2,140	(11,087)	(43,995)
Loss on disposal of discontinued operations, net of tax benefit of $760 in 2002	(1,240)	(4,038)	—

NET INCOME (LOSS)	$7,540	$(36,270)	$(68,949)

NET INCOME (LOSS) PER SHARE — BASIC
CONTINUING OPERATIONS	$0.55	$(1.86)	$(2.31)
DISCONTINUED OPERATIONS	0.07	(1.33)	(4.06)

NET INCOME (LOSS) PER SHARE — BASIC	$0.62	$(3.19)	$(6.37)

NET INCOME (LOSS) PER SHARE — DILUTED
CONTINUING OPERATIONS	$0.52	$(1.86)	$(2.31)
DISCONTINUED OPERATIONS	0.07	(1.33)	(4.06)

NET INCOME (LOSS) PER SHARE — DILUTED	$0.59	$(3.19)	$(6.37)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	12,149	11,373	10,818

DILUTED	12,823	11,373	10,818

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	As of April 30,

	2002	2001

ASSETS
CURRENT ASSETS
Cash	$1,936	$2,106
Accounts receivable, net of allowances for doubtful accounts of $1,228 and $2,821	29,898	36,028
Lease receivables	13,404	25,292
Inventories	4,312	6,197
Costs and estimated earnings in excess of billings of $6,041 and $4,583	4,772	8,231
Income taxes receivable	7,761	—
Prepaid expenses, deposits and other	6,753	5,594
Net current assets of discontinued operations	2,985	—

Total Current Assets	71,821	83,448

Property and equipment	85,210	94,635
Less — accumulated depreciation and amortization	(64,058)	(65,892)

Net Property and Equipment	21,152	28,743

OTHER ASSETS
Goodwill, net of accumulated amortization of $6,369 and $6,380	3,883	3,896
Lease receivables, net of current portion	11,947	30,635
Deferred income taxes	12,592	12,039
Net non-current assets of discontinued operations	1,097	8,460
Other	73	406

Total Other Assets	29,592	55,436

TOTAL ASSETS	$122,565	$167,627

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$4,127	$21,015
Current maturities of discounted lease rentals	7,230	13,242
Accounts payable	15,679	28,195
Deferred revenue	21,372	22,105
Accrued liabilities:
Salaries and wages	11,933	5,587
Other liabilities	7,810	7,488
Net current liabilities of discontinued operations	—	1,882
Billings in excess of costs and estimated earnings of $27,579 and $11,812	5,663	8,276

Total Current Liabilities	73,814	107,790

LONG-TERM DEBT, net of current maturities	25,540	38,200
DISCOUNTED LEASE RENTALS, net of current maturities	6,295	13,552

COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Common stock — $.10 par value; 40,000,000 authorized shares; 12,429,507 and 12,220,907 shares issued and outstanding	1,243	1,222
Capital in excess of par value	55,856	55,298
Accumulated deficit	(37,412)	(44,952)
Unamortized cost of stock	(674)	(1,438)
Accumulated other comprehensive income (loss)	(2,097)	(2,045)

Total Shareholders’ Equity	16,916	8,085

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$122,565	$167,627

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

		Common Stock			Retained		Accumulated
				Capital in	Earnings/	Unamortized	Other
	Comprehensive	Shares		Excess of	(Accumulated	Cost of	Comprehensive
	Income (Loss)	Outstanding	Amount	Par Value	Deficit)	Stock	Income (Loss)	Total

Balance, April 30, 1999		10,764	$1,076	$51,420	$60,264	$(1,805)	$(1,620)	$109,335
Net loss	$(68,949)	—	—	—	(68,949)	—	—	(68,949)
Stock issued for employee benefit plans		475	48	1,945	3	98	—	2,094
Related income tax benefit		—	—	155	—	—	—	155
Foreign currency translation adjustments	(146)	—	—	—	—	—	(146)	(146)

Comprehensive loss	$(69,095)

Balance, April 30, 2000		11,239	$1,124	$53,520	$(8,682)	$(1,707)	$(1,766)	$42,489
Net loss	$(36,270)	—	—	—	(36,270)	—	—	(36,270)
Stock issued for employee benefit plans		982	98	1,574	—	269	—	1,941
Related income tax cost		—	—	(119)	—	—	—	(119)
Issuance of stock warrants		—	—	323	—	—	—	323
Foreign currency translation adjustments	(279)	—	—	—	—	—	(279)	(279)

Comprehensive loss	$(36,549)

Balance, April 30, 2001		12,221	$1,222	$55,298	$(44,952)	$(1,438)	$(2,045)	$8,085
Net income	$7,540	—	—	—	7,540	—	—	7,540
Stock issued for employee benefit plans		209	21	515	—	764	—	1,300
Related income tax cost		—	—	(112)	—	—	—	(112)
Issuance of stock warrants		—	—	155	—	—	—	155
Foreign currency translation adjustments	(52)	—	—	—	—	—	(52)	(52)

Comprehensive income	$7,488

Balance, April 30, 2002		12,430	$1,243	$55,856	$(37,412)	$(674)	$(2,097)	$16,916

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended April 30,

	2002	2001	2000

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$6,640	$(21,145)	$(24,954)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Restructuring charges	—	1,183	578
Restructuring costs paid	(1,171)	(502)	(2,029)
Depreciation and amortization	13,963	15,461	18,436
Deferred income taxes	(511)	—	(9,961)
Changes in operating items:
Accounts receivable	7,554	15,357	12,129
Inventories	1,876	6,366	3,936
Costs and estimated earnings in excess of billings	3,445	6,885	9,076
Prepaid expenses, deposits and other	(1,159)	853	(773)
Accounts payable	(12,498)	2,673	4,739
Deferred revenue	(710)	1,756	(16)
Accrued liabilities	7,448	3,584	2,134
Income taxes payable/receivable	(7,873)	3,586	1,385
Billings in excess of costs and estimated earnings	(2,605)	(7,269)	6,739

Net cash provided by continuing operating activities	14,399	28,788	21,419

INVESTING ACTIVITIES
Additions to property and equipment, net	(5,098)	(7,468)	(9,073)
Investment in lease contracts	(3,002)	(26,387)	(32,462)
Proceeds from lease contracts	25,618	37,878	27,707
Other, net	266	1,425	(434)

Net cash provided by (used for) investing activities	17,784	5,448	(14,262)

FINANCING ACTIVITIES
Proceeds from the sale of leases	6,429	—	—
Borrowings on long-term debt	314,663	246,716	252,860
Repayments of long-term debt	(344,307)	(255,743)	(248,412)
Borrowings on discounted lease rentals	—	3,951	12,190
Repayments of discounted lease rentals	(13,237)	(21,883)	(21,493)
Proceeds from sale of common stock	692	1,672	1,993

Net cash used for financing activities	(35,760)	(25,287)	(2,862)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11	32	8

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	(3,566)	8,981	4,303
NET CASH FLOW FROM DISCONTINUED OPERATIONS	3,396	(6,875)	(4,533)
CASH, BEGINNING OF YEAR	2,106	—	230

CASH, END OF YEAR	$1,936	$2,106	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business:

      Norstan, Inc. (“Norstan” or the “Company”) is a full-service communications solutions and services company that delivers voice and data technologies and services, and remanufactured equipment to select corporate end-users and channel partners. Norstan also offers a full range of technologies for call center design, IP telephony/ PBX, messaging, infrastructure, conferencing, and mobility. Norstan manages the operations of its subsidiaries, Norstan Communications, Inc., Norstan Canada, Ltd., Norstan Financial Services, Inc., Vibes Technologies, Inc., Norstan International, Inc., and Norstan-UK Limited. The Company is headquartered in Minneapolis, Minnesota with sales and services throughout North America. Norstan’s common stock is listed on the Nasdaq stock exchange under the symbol NRRD.

      Norstan drives its business by delivering legendary service through the installation of a broad array of technology platforms, software solutions and on-going system maintenance needs. The Company currently works with approximately 18,000 customers, drawing its customers from the banking/finance, healthcare, manufacturing, retail, government, education, utilities, finance/insurance and non-profit sectors. The Company derives revenues from technology service support sales to a broad channel of manufacturers, resellers and distributors and through partnerships with manufacturers offering best-in-class technology. Norstan also maintains a direct sales effort focused on Fortune 1000 companies, and an inside sales force focused on smaller opportunities. The Company’s remanufactured equipment segment supports Norstan’s customer base, channel partners, resellers and distributors with efficient and reliable resale services.

      To address the complex communication requirements of its customers, Norstan provides a broad range of products and services through three interrelated business segments: Communications Technology Solutions and Services, Resale Services, and Financial Services which accounted for 85.5%, 12.3%, and 2.2% of fiscal year 2002 revenues, respectively. Communications Technology Solutions and Services provides best-in-class technologies and services focused on selected enterprise customers throughout North America and technology implementation and support services for network providers, manufacturers, integrators, and resellers. Resale Services provides refurbished and re-certified voice and data products to end users. Financial Services supports the sales process by providing customers with customized financing alternatives.

Note 2 — Discontinued Operations:

Network Services:

      On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was completed on July 11, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million is due one year from closing, evidenced by a non-interest bearing note. The Company expects to record a gain on this sale of approximately $2.5 to $3.0 million in its first quarter of fiscal 2003 based on the $3.75 million cash received. Any additional gains related to payments received on the promissory note will be recorded when collection is assured. Network Services provides multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services results have been reported as discontinued operations for all periods presented.

Consulting:

      During fiscal 2001, Norstan divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. In addition to refocusing the Company’s strategy, lack of realized synergies between the

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s communications and IT consulting businesses and recurring losses within the consulting business contributed to the decision to divest of this non-strategic business segment.

      Divestiture of the IT consulting business began on February 7, 2001 with the sale of the Company’s 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of the Company with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. As of April 30, 2002, $1.0 million had been collected on one of the notes and the remaining $12.0 million had been fully reserved for, including a charge of $5.0 million recorded during the fourth quarter of fiscal 2002 (see below).

      The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale required the payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million maturing on August 28, 2001. In addition, as part of the transaction, Norstan retained its rights to certain assets and assumed certain liabilities of Norstan Consulting. As of April 30, 2002, the promissory note had been paid in full.

      The results of these two business units have historically been reported as the Company’s “Consulting” business segment. With these sales, Consulting’s results are reported as discontinued operations for all periods presented.

Financial Information Related to Discontinued Operations:

      Net assets of discontinued operations include the following (in thousands):

	As of April 30,

	2002	2001

Assets:
Cash, accounts receivable and inventories	$1,571	$2,392
Net property and equipment	621	911
Notes receivable, prepaids and other assets	4,769	10,809
Liabilities:
Accounts payable	(1,487)	(3,676)
Accrued –
Salaries & wages	(106)	(1,449)
Future lease obligations	(863)	(1,000)
Other liabilities	(423)	(1,409)

Net assets of discontinued operations	4,082	6,578
Less: Current portion (asset)/liability	(2,985)	1,882

	$1,097	$8,460

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary operating results of the discontinued operations are as follows (in thousands):

	Years Ended April 30,

	2002	2001	2000

Revenues	$21,282	$67,590	$122,113
Cost of sales	14,437	52,655	90,598

Gross margin	6,845	14,935	31,515
Selling, general and administrative expenses	3,394	25,956	47,442
Restructuring charges	—	—	1,969
Writedown of goodwill	—	—	32,244

Operating income (loss)	3,451	(11,021)	(50,140)
Other income (expense), net	(1)	(66)	677

Net income (loss) before taxes	3,450	(11,087)	(49,463)
Income tax provision (benefit)	1,310	—	(5,468)

Net income (loss) from discontinued operations	$2,140	$(11,087)	$(43,995)

      In addition to the operating results above, the Company also recorded a $1.2 million loss on disposal of discontinued operations in fiscal 2002. The loss on disposal includes the following: (i) a pretax charge of $5.0 million ($3.1 million after tax) for an additional reserve on the remaining promissory note receivable from the sale of Connaissance Consulting, and (ii) a pretax gain of $3.0 million ($1.9 million after tax) from the arbitration settlement related to PRIMA Consulting (see Note 11 to the Consolidated Financial Statements). During the fourth quarter of fiscal 2002, the purchaser of Connaissance Consulting defaulted on payments then due. Norstan held discussions with the purchaser, and, based upon these discussions and review of the purchaser’s financial position, management determined that a reserve was required for the remaining amount of the promissory note.

Note 3 — Summary of Significant Accounting Policies:

Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of Norstan and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory valuation, depreciable lives of property and equipment, warranty reserves, estimates of percentage completion under long-term contracts and others. Ultimate results could differ from those estimates.

Revenue Recognition:

      Within the Communications Technologies segment, Solutions’ revenues from the sale and installation of products and systems are recognized under the percentage-of-completion method of accounting for long-term contracts and Services’ revenues from maintenance service contracts, moves, adds, and changes, and network integration services, are recognized as the services are provided. Resale Services’ revenues are generated from the secondary equipment market are recognized upon performance of

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual obligations, which is generally upon installation or shipment. Financial Services’ revenues are recognized over the life of the related lease receivables using the effective interest method. In addition, Norstan grants credit to customers and generally does not require collateral or any other security to support amounts due, other than equipment originally leased.

Fair Value of Financial Instruments:

      Fair values of financial instruments, including long-term obligations, lease receivables and trade receivables, approximated their carrying values at April 30, 2002 and 2001 because of their short maturity or variable nature, except for discounted lease rentals for which book value was $13.5 million as compared to estimated fair value of $12.4 million as of April 30, 2002.

Inventories:

      Inventories include purchased parts and equipment and are stated at the lower of cost, determined on a first-in, first-out basis, or estimated realizable value.

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

      Pursuant to the requirements of Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” in determining whether an impairment has occurred, the Company’s policy is to evaluate, at each balance sheet date, whether events and circumstances have taken place to indicate that the book value of the assets may not be recoverable. If such indicators were present, impairment would be assessed using estimates of undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the book values of the assets, the assets would be written down to their estimated fair values. There were no such writedowns in fiscal 2002, 2001 or 2000.

Goodwill:

      On June 29, 2001, the Financial Accounting Standards Board approved two new statements, SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, the Company’s amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in the first quarter of its fiscal year ending April 30, 2002. The Company has performed required tests regarding the realizability of the recorded goodwill and determined that no impairment charge is required as of April 30, 2002.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables set forth pro forma net income (loss) and earnings (loss) per share (in thousands except per share amounts):

	Years Ended April 30,

	2002	2001	2000

Net income (loss) as reported	$7,540	$(36,270)	$(68,949)
Add back: Goodwill amortization	—	503	545

Adjusted net income (loss)	$7,540	$(35,767)	$(68,404)

Earnings (loss) per share as reported (basic/diluted)	$0.62/$0.59	$(3.19)	$(6.37)
Goodwill amortization	—	0.04	0.05

Adjusted earnings (loss) per share (basic/diluted)	$0.62/$0.59	$(3.15)	$(6.32)

Foreign Currency:

      For Norstan’s foreign operations, assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are recorded as a separate component of shareholders’ equity.

Income Taxes:

      Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of the Company’s assets and liabilities at currently enacted tax rates.

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

      A reconciliation of EPS calculations under SFAS No. 128 is as follows (in thousands, except per share amounts):

	Years Ended April 30,

	2002	2001	2000

Income (loss) from continuing operations	$6,640	$(21,145)	$(24,954)

Weighted average common shares outstanding — Basic	12,149	11,373	10,818
Dilutive effect of stock options	674	—	—

Weighted average common shares outstanding — Diluted	12,823	11,373	10,818

Income (loss) per share (continuing operations):
Basic	$0.55	$(1.86)	$(2.31)

Diluted	$0.52	$(1.86)	$(2.31)

      For the fiscal years ended April 30, 2001 and 2000, approximately 55,000 and 61,000 in-the-money common share equivalents have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income:

      Norstan reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. This statement establishes standards for the reporting of comprehensive income and its components. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

Supplemental Cash Flow Information:

      Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended April 30,

	2002	2001	2000

Cash paid for:
Interest	$6,345	$11,576	$8,073
Income taxes	$270	$149	$1,483

Recently Issued Accounting Standards:

      Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, was issued in June 1998 and amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133” to require adoption at the beginning of the Company’s fiscal year ended April 30, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative’s fair value recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on May 1, 2001 had no impact on the Company’s financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets To Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. The Company will adopt SFAS No. 144 in fiscal 2003 and does not anticipate a significant impact from the adoption on its financial position or results of operations.

Note 4 — Restructuring Charges and Goodwill Writedown:

Restructuring Charges:

      During the fourth quarter of fiscal year 2001, Norstan recorded a restructuring charge of approximately $1.2 million relating to a workforce reduction and closure of certain facilities. This charge included the costs of severance relating to approximately seventy employees ($683,000) and lease terminations and other facility costs ($500,000) related to non-strategic businesses and for continued cost reductions in the Communications Technology businesses. At the end of fiscal 2002, the Company had principally executed these plans and all affected people had been terminated.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the second quarter of fiscal year 2000, Norstan recorded a restructuring charge of approximately $2.0 million related to its IT consulting business. The charge consisted of noncancelable lease obligations for branch offices which were closed ($1.0 million), software and other asset write-offs ($800,000), and severance costs relating to three employees ($200,000).

      During fiscal year 1999, Norstan recorded a restructuring charge of $1.5 million relating to a workforce reduction of approximately one hundred and twenty employees. This resource reduction, primarily in the communications business, was made to bring the Company’s expense structure in line with anticipated growth. The restructuring charge related to the costs of severance and other employment termination benefits.

      During fiscal years 2002, 2001 and 2000, payments totaling $1.2 million, $500,000 and $2.0 million, respectively, were charged against the restructuring reserves which were established as part of the above-described restructuring charges. At April 30, 2002, a reserve of approximately $863,000 remained for future payments to be made related to the fiscal 2001 restructuring charges principally related to future lease obligations. This reserve is included in the net assets of discontinued operations, as it relates to the former Consulting operations (see Note 2). The reserves related to the fiscal 2000 and 1999 charges have been fully utilized as of April 30, 2002.

Goodwill Writedown:

      In the fourth quarter of fiscal 2000, Norstan recorded a charge of $32.2 million, or $2.38 per diluted share, for the write-down of goodwill related to the 1996 purchase of Connect Computer Company and the 1997 purchase of PRIMA Consulting. Yearly amortization of such goodwill was approximately $2.7 million.

      This writedown resulted from management’s consideration of factors related to the performance of the Consulting segment, including operating losses and negative cash flows. Based on these considerations, the Company updated its operating and cash flow projections for the Consulting business. An analysis of the projected undiscounted future cash flows indicated that future recoverability of goodwill related to the Consulting operations was uncertain. Accordingly, an impairment charge was recorded.

      As discussed in Note 2, Norstan divested its Consulting business as of April 30, 2001. The writedown of goodwill and related amortization is included in discontinued operations.

Note 5 — Lease Receivables:

      Norstan financed customer equipment purchases in the amounts of $3.0 million, $26.4 million, and $32.5 million during the fiscal years ended April 30, 2002, 2001 and 2000, respectively. Leases are primarily accounted for as sales-type leases for financial reporting purposes.

      The components of lease receivables outstanding are summarized as follows (in thousands):

	As of April 30,

	2002	2001

Gross lease receivables	$27,718	$60,340
Residual values	4,682	7,971
Less:
Unearned income	(4,693)	(10,536)
Allowance for financing losses	(2,356)	(1,848)

Total lease receivables — net	25,351	55,927
Less — current maturities	(13,404)	(25,292)

Long-term lease receivables	$11,947	$30,635

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate amount of gross lease receivables maturing in each of the five years following April 30, 2002 is as follows (in thousands):

Years Ending April 30,	Amount

2003	$13,499
2004	7,777
2005	4,492
2006	1,780
2007 and thereafter	170

$27,718

Note 6 — Debt Obligations:

Long-Term Debt:

      Long-term debt consists of the following (in thousands):

	As of April 30,

	2002	2001

Bank financing:
Revolving credit facility	$20,427	$16,745
Term loans	9,000	38,455
Capital lease obligations and other long-term debt	240	4,015

Total long-term debt	29,667	59,215
Less — current maturities	(4,127)	(21,015)

	$25,540	$38,200

Bank Financing:

      On July 12, 2002, Norstan entered into a new $30.0 million credit agreement with certain banks consisting of the following components: A) a $21.0 million revolving line of credit, with availability based on eligible receivables and inventory, as defined, and B) a $9.0 million term loan with quarterly payments of $1.0 million beginning October 25, 2002. The revolving line matures on June 28, 2004 and the term note matures on October 29, 2004. The term note is subject to certain prepayment provisions in the event the Company receives cash from the collection of the promissory note related to the sale of Network Services. The agreement also provides that if the term loan is paid to an amount less than $5.0 million, the Company has an option to increase the revolving commitment amount to $25.0 million provided accounts receivable and inventory levels support such an increase.

      The revolving facility and term loan bear interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through January 31, 2003 with provisions for future rate reductions if Norstan meets certain financial targets. Annual commitment fees range from ..375% to .25%. Under this agreement the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios.

      Norstan’s former credit agreement consisted of the following: (i) $20.0 million term loan A with monthly payments through June 28, 2002, (ii) $15.4 million term loan B with monthly payments due to begin on July 31, 2002 maturing on December 31, 2002, and (iii) up to a $30.0 million revolving line of credit based on the Company’s level of receivables and inventory, as defined. The revolving line of credit and term loan A bore interest at the banks’ reference rate (4.75% at April 30, 2002 and 7.5% at April 30, 2001) plus 2.5%, while term loan B bore interest at the banks’ reference rate plus 4.0%. Borrowings under this agreement

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were $29.4 million and $55.2 million as of April 30, 2002 and 2001, respectively. The Company was required to maintain minimum levels of EBITDA and achieve certain other financial ratios. The Company was in compliance with or has obtained the appropriate waivers for such requirements as of April 30, 2002. Under the terms of the former credit agreement, the lenders were entitled to 489,545 warrants to purchase shares of the Company’s common stock, which were issued at various prices between $0.94 and $2.80 per share. These warrants were recorded at their estimated fair value at their respective dates of issuance, with the resulting costs being charged to expense (approximately $323,000 in fiscal 2001 and $155,000 in fiscal 2002).

      Management of the Company believes that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, and cash received or expected to be received from collection of promissory notes and other transactions will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2003. However, there can be no assurance that these plans will be successful.

Note 7 — Discounted Lease Rentals:

      NFS and NCDA utilize their lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Interest rates on these credit agreements range from 6% to 8% and payments are generally due in varying monthly installments through November 2005.

      Discounted lease rentals consisted of the following (in thousands):

	As of April 30,

	2002	2001

Total discounted lease rentals	$13,525	$26,794
Less — current maturities	(7,230)	(13,242)

	$6,295	$13,552

      Aggregate maturities of discounted lease rentals as of April 30, 2002 are as follows (in thousands):

Years Ending April 30,	Amount

2003	$7,230
2004	3,722
2005	2,162
2006	411

$13,525

Note 8 — Income Taxes:

      The domestic and foreign components of income (loss) from continuing operations before the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended April 30,

	2002	2001	2000

Domestic	$(3,016)	$(19,439)	$(31,840)
Foreign	720	(1,706)	(4,722)

	$(2,296)	$(21,145)	$(36,562)

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended April 30,

	2002	2001	2000

Current
Domestic	$(1,006)	$—	$(254)
Foreign	150	—	—

	(856)		(254)
Deferred
Domestic	(8,761)	—	(16,020)
Foreign	1,232	—	(802)

	(7,529)	—	(16,822)

Provision (benefit) for income taxes	$(8,385)	$—	$(17,076)

      Total income tax expense (benefit) for fiscal years 2002, 2001 and 2000 was a benefit of $8.4 million, $0 and $17.1 million, respectively, allocated as follows:

	Years Ended April 30,

	2002	2001	2000

Income from continuing operations	$(8,936)	$—	$(11,608)
Discontinued operations	1,311	—	(5,468)
Loss on disposal of discontinued operations	(760)	—	—

Total increase tax expense (benefit)	$(8,385)	$—	$(17,076)

      The differences between taxes provided at the Company’s effective tax rate and income taxes computed using the federal statutory rate were as follows:

	Years Ended April 30,

	2002	2001	2000

Federal income taxes	$(288)	$(12,694)	$(30,108)
State income taxes, net of federal tax benefit	(34)	(1,813)	(4,301)
Goodwill and other, net	177	456	17,333
Valuation allowance	(8,240)	14,051	—

	$(8,385)	$—	$(17,076)

      As a result of Norstan recording a tax benefit in fiscal year 2002, the Company will begin to record a tax provision on earnings in fiscal 2003 in the range of a 38.0% to 39.0% effective tax rate.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of April 30 (in thousands):

	2002	2001

Accelerated depreciation	$(56,753)	$(55,540)
Capital and operating leases	49,737	48,790
Reserves and allowances	4,037	5,992
Net operating loss carryforward — U.S.	10,278	20,375
Net operating loss carryforward — Canada	1,094	1,094
Net capital loss carryforward	608	608
Valuation allowances	(1,702)	(11,302)
Other, net	5,293	2,022

Net deferred taxes	$12,592	$12,039

      During the fourth quarter of fiscal 2002, Norstan recorded an $8.9 million income tax benefit reflecting the reduction of its valuation allowance related to its U.S. net operating loss carryforwards. The reduction of the allowance was mainly due to the recently enacted U.S. federal five-year net operating loss carryback rules (resulting in a $7.7 million federal tax refund which was received in June 2002), fiscal 2002 taxable income, and the Company’s estimate of future operating earnings.

      The remaining valuation allowance has been provided for the Company’s capital loss carryforward which expires in fiscal 2006, and the Company’s Canadian net operating loss carryforwards which expire through fiscal 2008. As of April 30, 2002, Norstan does not believe it is more likely than not that these tax assets will be realized.

      Realization of the remaining net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income. With the execution of the Company’s 2002 operating plan and management’s expectations for 2003 and beyond, Norstan believes that it is more likely than not that the recorded asset will be realized. Should the Company’s operating strategies fail to produce sufficient taxable income in the future, Norstan would record an additional valuation allowance in the appropriate future reporting period, as required by generally accepted accounting principles. The Company’s U.S. net operating loss carryforwards expire from 2020 to 2021.

Note 9 — Stock Options and Stock Plans:

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

      The Norstan, Inc. 1995 Long-Term Incentive Plan (“1995 Plan”) permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock, providing for a maximum of 3,400,000 shares to be granted as performance awards and other stock-based awards. Stock options are granted at a price equal to the market price on the date of grant, are generally exercisable at 33% per year and expire after ten years. At April 30, 2002, 1,325,023 shares were available for future grants.

      The Restated Non-Employee Directors’ Stock Plan (“Directors’ Plan”) provides for a maximum of 500,000 shares to be granted. As determined by the Board of Directors, options for 20,000 shares are to be granted to each non-employee director of the Company upon election and are generally exercisable

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over 4 years. Additional discretionary stock options may be awarded upon board approval and are generally exercisable immediately. All options are granted at a price equal to the market price on the date of grant and expire after ten years. In addition, the Directors’ Plan provides for the payment of an annual retainer to each non-employee director on the date of each annual meeting of shareholders. As of April 30, 2002, 65,470 shares had been issued as annual retainers and 67,030 shares were available for future grant/payment under the Directors’ Plan.

      Shares subject to option are summarized as follows:

	1995 Plan		1986 Plan		Directors’ Plan

		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance — April 30, 1999	1,218,777	$18.91	54,800	$10.66	70,500	$14.27
Options granted	1,198,400	7.94	—	—	24,000	8.10
Options canceled	(1,045,217)	14.97	(6,000)	6.88	—	—
Options exercised	(2,300)	5.62	(4,800)	4.25	—	—

Balance — April 30, 2000	1,369,660	$12.34	44,000	$11.88	94,500	$12.70
Options granted	1,191,950	2.04	—	—	100,000	3.86
Options canceled	(637,585)	9.12	(4,000)	11.88	—	—
Options exercised	(1,150)	1.11	—	—	—	—

Balance — April 30, 2001	1,922,875	$7.04	40,000	$11.88	194,500	$8.15
Options granted	95,500	2.92	—	—	45,000	3.74
Options canceled	(586,325)	13.63	(5,000)	11.88	—	—
Options exercised	(30,025)	1.26	—	—	—	—

Balance — April 30, 2002	1,402,025	$3.39	35,000	$11.88	239,500	$7.32

Options exercisable at:
April 30, 2000	332,668	$14.35	34,000	$11.88	82,500	$11.63

April 30, 2001	852,034	$7.97	40,000	$11.88	154,500	$8.14

April 30, 2002	826,447	$4.47	35,000	$11.88	199,500	$7.61

      Additional information regarding options outstanding/exercisable at April 30, 2002 is as follows:

	Number of		Weighted	Weighted Average	Number of	Weighted
	Options	Exercise	Average	Remaining	Options	Average
	Outstanding	Price Range	Exercise Price	Contractual Life	Exercisable	Exercise Price

1995 Plan	578,275	$1.11 - $1.95	$1.15	8.89 years	364,571	$1.12
	348,350	$2.03 - $3.95	$3.19	8.60 years	137,090	$3.29
	475,400	$4.71 - $24.00	$8.43	7.43 years	324,786	$8.72

	1,402,025	$1.11 - $24.00	$3.39	8.32 years	826,447	$4.47

1986 Plan	35,000	$11.88	$11.88	3.11 years	35,000	$11.88

Directors’ Plan	105,000	$1.11 - $4.77	$3.28	8.96 years	92,000	$3.21
	84,000	$5.09 - $9.00	$6.62	6.18 years	60,000	$7.18
	50,500	$12.50 - $20.06	$16.89	4.71 years	47,500	$16.69

	239,500	$1.11 - $20.06	$7.32	7.09 years	199,500	$7.61

      The Company has awarded restricted stock grants to selected employees under the 1986 Plan and the 1995 Plan. Recipients of restricted stock awards under these plans were not required to make any payments for the stock or provide consideration other than the rendering of services. Shares of stock

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awarded under the plans are subject to certain restrictions on transfer and all or part of the shares awarded to an employee may be subject to forfeiture upon the occurrence of certain events, including termination of employment. Through April 30, 2002, 140,706 shares and 996,216 shares have been awarded under the 1986 Plan and the 1995 Plan, respectively. The fair market value of the shares granted under these plans is generally amortized over a three-year period. Amortization of $683,000, $669,000, and $104,500 has been charged to operations in 2002, 2001 and 2000, respectively.

      The Company has an Employee Stock Purchase Plan (the “2000 Employee Stock Plan”) that allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s common stock. Effective January 1, 2000, the 2000 Employee Stock Plan allows for quarterly share purchases at a price equal to the lesser of the closing market price of the Company’s stock on the first or last day of each calendar quarter. During fiscal 2002, 103,313 shares were issued under this plan and at April 30, 2002, 402,889 shares were available for future issuance. This plan was suspended as of April 1, 2001 due to lack of available shares. Norstan reinstated the plan as of October 1, 2001 with shareholder approval of an additional 500,000 shares being made available for the 2000 Employee Stock Plan.

      Norstan applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) (in thousands) and net income (loss) per common share would have decreased to the following pro forma amounts:

	Years Ended April 30,

	2002	2001	2000

Net income (loss):
As reported	$7,540	$(36,270)	$(68,949)
Pro forma	$6,816	$(38,014)	$(69,444)
Net income (loss) per common share:
As reported
Basic	$0.62	$(3.19)	$(6.37)
Diluted	$0.59	$(3.19)	$(6.37)
Pro forma
Basic	$0.56	$(3.34)	$(6.42)
Diluted	$0.53	$(3.34)	$(6.42)

      The weighted average fair values of options granted and Employee Stock Plan shares were as follows:

			Directors’	Employee
	1995 Plan	1986 Plan	Plan	Stock Plan

Fiscal 2000 grants	$3.77	N/A	$3.91	$2.69
Fiscal 2001 grants	$2.04	N/A	$3.86	$1.63
Fiscal 2002 grants	$2.91	N/A	$3.74	$4.00

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions used for grants in each fiscal year as follows:

	Years Ended April 30,

	2002	2001	2000

Risk-free interest rate	3.47%	5.29%	5.87%
Expected life of options	7 years	7 years	7 years
Expected life of Employee Stock Plan shares	1 year	1 year	1 year
Expected volatility	167%	66%	44%
Expected dividend yield	N/A	N/A	N/A

Note 10 — 401(k) Plans:

      Norstan has 401(k) profit-sharing plans (the “401(k) Plans”) covering substantially all full-time employees. As of January 1, 2002, eligible employees may elect to defer up to 30% of their eligible compensation (previously 15%). The Company may make discretionary matching contributions on a portion of this deferral and/or qualified nonelective contributions to employee accounts. Company contributions to the 401(k) Plans were $2,295,000, $2,208,000 and $2,771,000 for the years ended April 30, 2002, 2001 and 2000, respectively.

Note 11 — Commitments and Contingencies:

Legal Proceedings:

      Norstan is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving Norstan for which the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

      On February 25, 2002, Norstan was awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) which claims arise out of the Company’s September 1997 acquisition of PRIMA. Subsequently, Norstan reached a settlement with Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, Norstan recorded a $3.0 million gain in the fourth quarter of fiscal 2002, based on cash received. Norstan recorded a full reserve against the real property and the promissory note and will record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization.

      In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative who claims he is owed $458,675 in additional commissions. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. The Company believes the ruling is in error and has filed an appeal. However, there can be no assurance that the Company will be successful in its appeal. Management believes that the April 30, 2002 consolidated financial statements adequately reflect Norstan’s exposure under this lawsuit.

Operating Lease Commitments:

      Norstan and its subsidiaries conduct a portion of their operations in leased facilities. Most of the leases require payment of maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Lease expense, as recorded in the accompanying consolidated statements of operations, was $8,310,000, $8,170,000 and $12,890,000 in fiscal years 2002, 2001, and 2000, respectively.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under noncancelable leases with initial or remaining terms of one year or more were as follows at April 30, 2002 (in thousands):

Years Ending April 30,	Amount

2003	$6,856
2004	5,048
2005	3,977
2006	3,027
2007	2,148
Thereafter	8,692

$29,748

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

Shareholder Rights Plan:

      Norstan has a shareholder rights plan, as amended in March 2001 (the “Plan”), which expires in 2008. Under the Plan, shareholders are deemed the owners of “Rights” attaching to each share of common stock. Generally, upon any person (an “Acquiring Person”) becoming the owner of 15% or more of the issued and outstanding shares of the Company’s common stock (a “Stock Acquisition Date”), each Right will enable the holder to purchase an additional share of the Company’s common stock at a price equal to 50% of the then current market price. In the event that the Company is acquired in a merger or other business combination transaction where Norstan is not the surviving corporation or 50% or more of the Company’s assets or earnings power is sold, each Right entitles the holder to receive, upon exercise of the Right at the then current purchase price of the Right, common stock of the acquiring entity that has a value of two times the purchase price of the Right. The Plan also authorizes Norstan, under certain circumstances, to redeem the Rights at a redemption price of $0.01 per Right and, following any Stock Acquisition Date, to exchange one share of the Company’s common stock for each Right held by a shareholder other than an Acquiring Person.

Note 12 — Business Segments and Geographic Areas:

      The Company delivers its products and services through three business units, Communications Technology Solutions and Services, Resale Services and Financial Services, which accounted for 85.5%, 12.3% and 2.2% of Norstan’s fiscal year 2002 revenues, respectively. Communications Technology Solutions offerings include customer contact (call centers), collaboration (conferencing and messaging), converged communication (IP telephony and PBX systems), infrastructure (cabling, wiring, sound and signal), and mobility. Communications Technology Services offerings include project consulting, project management, installation, system monitoring and support services maintenance. Resale Services offers remanufactured communications and data equipment. Financial Services supports the sales process by providing customized financing alternatives.

      In fiscal year 2001, Norstan changed its reportable operating segments to reflect how it evaluates its operating performance and allocates resources. Prior to fiscal year 2001, the Company’s reportable

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments included Consulting, Communications and Financial Services. As of April 30, 2001, Norstan divested its IT consulting business (see Note 2). Accordingly, the net assets and operating results have been reported as discontinued operations. In addition, beginning in the fourth quarter of fiscal 2002, Norstan began reporting its Network Services segment as discontinued operations as well (see Note 2).

      The Company’s disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are as follows:

	Communications
	Technology				Discontinued
	Solutions and	Resale	Financial		Operations
	Services	Services	Services	Corporate*	(see Note 2)	Total

2002:
Revenue	$211,568	$30,402	$5,527	$—	$—	$247,497
Operating income (loss)	(2,595)	3,080	1,455	—	—	1,940
Depreciation and amortization	8,882	702	5	4,374	—	13,963
Identifiable assets	56,573	10,251	24,415	27,865	3,461	122,565
Capital expenditures (net)	3,413	17	—	1,668	—	5,098

2001:
Revenue	$233,700	$26,250	$9,570	$—	$—	$269,520
Operating income (loss)	(15,680)	1,638	2,039	—	—	(12,003)
Depreciation and amortization	10,047	455	10	4,949	—	15,461
Identifiable assets	65,566	11,236	52,224	32,023	6,578	167,627
Capital expenditures (net)	3,853	1,739	—	1,876	—	7,468

2000:
Revenue	$262,325	$25,971	$8,904	$—	$—	$297,200
Operating income (loss)	(36,137)	2,867	3,101	—	—	(30,169)
Depreciation and amortization	12,280	98	9	6,049	—	18,436
Identifiable assets	93,328	6,950	65,997	53,039	17,592	236,906
Capital expenditures (net)	5,994	84	13	2,982	—	9,073

*	All corporate costs are allocated to continuing segments based on relative revenues of each segment.

      The following table sets forth Norstan’s revenues, net income (loss) from continuing operations and consolidated asset information by geographic area as of and for the years ended April 30 (in thousands):

	2002	2001	2000

Revenues:
United States	$226,800	$238,317	$265,576
Canada	20,697	31,203	31,624

	$247,497	$269,520	$297,200

Income (loss) from continuing operations:
United States	$5,920	$(19,439)	$(21,037)
Canada	720	(1,706)	(3,917)

	$6,640	$(21,145)	$(24,954)

Assets:
United States	$112,338	$153,710	$216,266
Canada	10,227	13,917	20,640

	$122,565	$167,627	$236,906

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Inability To Obtain Consent of Prior Independent Public Accountants (Unaudited)

      For the fiscal years ended April 30, 2001 and 2000, the Company’s independent public accountants were Arthur Andersen LLP. On May 31, 2002, Arthur Andersen LLP was dismissed as the Company’s independent auditors and Deloitte & Touche LLP was appointed as the Company’s independent auditors for fiscal 2002. Because of Arthur Andersen LLP’s June 2002 criminal conviction on obstruction of justice charges and because the former audit partner and manager have left Arthur Andersen LLP, the Company was not able to obtain the written consent of Arthur Andersen LLP as required by Section 7 of the Securities Act of 1933 (the Securities Act).

SCHEDULE II

NORSTAN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and			Balance at
(In thousands)	of Year	Expenses	Deductions		End of Year

For the year ended April 30, 2002
Allowance for doubtful accounts	$3,343	$597	$(2,712	)(a)	$1,228

Allowance for financing losses	$1,848	$1,350	$(842)		$2,356

Restructuring reserves	$1,318	$—	$(1,318)		$—

Discontinued operations reserve	$1,248	$—	$(385)		$863

For the year ended April 30, 2001
Allowance for doubtful accounts	$5,628	$2,411	$(4,696	)(b)	$3,343

Allowance for financing losses	$1,411	$437	$—		$1,848

Restructuring reserves	$637	$1,183	$(502)		$1,318

Discontinued operations reserve	$—	$1,248	$—		$1,248

For the year ended April 30, 2000
Allowance for doubtful accounts	$1,437	$7,344	$(3,153)		$5,628

Allowance for financing losses	$1,361	$50	$—		$1,411

Restructuring reserves	$697	$1,969	$(2,029)		$637

(a)	Includes $102,400 related to Norstan Network Services, which was reclassified to discontinued operations.

(b)	Includes $1.5 million related to Norstan Consulting, which was reclassified to discontinued operations.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      No changes in or disagreements with accountants which required reporting on Form 8-K have occurred within the two-year period ended April 30, 2002. Subsequent to April 30, 2002, the Company filed a Form 8-K on May 31, 2002, reporting a change in the Company’s independent auditors. The Company discontinued its engagement of Arthur Andersen LLP and engaged Deloitte and Touche LLP as the Company’s independent auditors for the fiscal year ended April 30, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information with respect to Norstan’s directors and executive officers, set forth under “Information Concerning Directors, Nominees and Executive Officers” and under “Compliance with Section 16 (a)” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held September 13, 2002, is incorporated herein by reference.

Item 11. Executive Compensation.

      Information with respect to Executive Compensation set forth under “Executive Compensation” in Norstan’s definitive proxy statement for the annual meeting of shareholders to be held September 13, 2002, other than the subsections captioned “Report of the Compensation and Stock Option Committee” and “Performance Graph”, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information with respect to security ownership of certain beneficial owners and management, set forth under “Beneficial Ownership of Principal Shareholders and Management” in Norstan’s definitive proxy statement for the annual meeting of shareholders to be held September 13, 2002, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information with respect to certain relationships and related transactions, set forth under “Information Concerning Directors, Nominees and Executive Officers” in Norstan’s definitive proxy statement for the annual meeting of shareholders to be held September 13, 2002, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Financial Statements, Financial Statement Schedules and Exhibits.

      1. Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules on page 26 of this report.

2.	Financial Statement Schedules

All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in Item 8 or are not applicable.

      3. Exhibits

See Index to Exhibits on page 54 of this report.

      (b) Reports on Forms 8-K.

Norstan filed Form 8-K on May 31, 2002, reporting a change in the Company’s independent auditors. The Company discontinued its engagement of Arthur Andersen LLP and engaged Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ended April 30, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 26, 2002

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

Signature	Date

/s/ Paul Baszucki Paul Baszucki Chairman of the Board	July 25, 2002
/s/ James C. Granger James C. Granger Director	July 25, 2002
/s/ John R. Eickhoff John R. Eickhoff Director	July 25, 2002
/s/ Connie M. Levi Connie M. Levi Director	July 24, 2002
Alan L. Mendelson Director
Dr. Jagdish N. Sheth Director
/s/ Herbert F. Trader Herbert F. Trader Director	July 25, 2002
/s/ Mercedes Walton Mercedes Walton Director	July 25, 2002

EXHIBIT INDEX

Exhibit No.	Description

3(a)	Restated Articles of Incorporation of the Company, as amended [filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1988 and incorporated herein by reference]; Amendments adopted September 9, 1993 and June 20, 1996 [filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]

3(b)	Bylaws of the Company [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1993 and Incorporated herein by reference]; Amendments adopted August 8, 1995 [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendments adopted September 20, 1995, July 30, 1996 and April 9, 1997 [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]

3(c)	Rights Agreement dated May 17, 1988 between Norstan, Inc. and Norwest Bank Minnesota, N.A. [filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference]; Amended and Restated Rights Agreement dated April 1, 1998 [filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/ A (Amendment No. 1) dated April 1, 1998 and incorporated herein by reference]; First Amendment to Amended and Restated Rights Agreement dated February 28, 1999 [filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/ A (Amendment No. 2) dated April 21, 1999 and incorporated herein by reference]

10(a)	Agreement for ROLM Authorized Distributors, effective July 27, 1993, between Norstan Communications, Inc. and ROLM Company [filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1993 and incorporated herein by reference]

10(b)	Norstan, Inc. Restated Non-Employee Directors’ Stock Plan, [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]

10(c)	Norstan, Inc. 1995 Long-Term Incentive Plan [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]; Amendment adopted July 30, 1996 [filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendment adopted August 16, 1996 [filed as Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]

10(d)	Amended and Restated Credit Agreement, dated as of December 20, 2000, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the period ended January 27, 2001 and incorporated herein by reference]

10(d)(1)	First Amendment to the Credit Agreement, dated as of March 19, 2001, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(d)(1) to the Company’s Annual Report on Form 10-K for the year ended April 30, 2001 and incorporated herein by reference]

10(d)(2)	Second Amendment to the Credit Agreement, dated as of March 30, 2001, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(d)(2) to the Company’s Annual Report on Form 10-K for the year ended April 30, 2001 and incorporated herein by reference]

Exhibit No.	Description

10(d)(3)	Third Amendment to the Credit Agreement, dated as of April 4, 2001, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(d)(3) to the Company’s Annual Report on Form 10-K for the year ended April 30, 2001 and incorporated herein by reference]

10(d)(4)	Fourth Amendment to the Credit Agreement, dated as of May 15, 2001, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(d)(4) to the Company’s Annual Report on Form 10-K for the year ended April 30, 2001 and incorporated herein by reference]

10(d)(5)	Fifth Amendment to the Credit Agreement, dated as of June 29, 2001, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks [filed as Exhibit 10(d)(5) to the Company’s Annual Report on Form 10-K for the year ended April 30, 2001 and incorporated herein by reference]

10(e)	Lease Agreement, dated December 23, 1997, by and between Thomas Edward Limited Partnership and the Company[filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]

10(f)	Employment Agreement dated October 27, 2000 between James C. Granger and the Company [filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2000 and incorporated herein by reference]

10(g)	Amended and Restated Asset Purchase Agreement dated December 31, 2000, by and between Norstan Communications, Inc. and Ericsson, Inc. [filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the period ended January 27, 2001 and incorporated herein by reference]

10(h)	Purchase agreement among Jeffrey A. Lusenhop and Norstan Communications, Inc. and Norstan, Inc. dated January 1, 2001. [filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the period ended January 27, 2001 and incorporated herein by reference]

10(i)	Stock purchase agreement, dated as of April 30, 2001, by and among Norstan, Inc. and Synchromesh Consulting, Inc. [filed as Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended April 30, 2001 and incorporated herein by reference]

10(j)	Stock purchase agreement, dated as of July 11, 2002, by and among Norstan, Inc. and NetWolves Corporation.

10(k)	Second Amended and Restated Credit Agreement, dated as of July 12, 2002, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks

22	Subsidiaries of Norstan, Inc.

23	Independent Auditors’ Consent

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