Form 10-Q
period 2002-07-27
NORSTAN INC
filed 2002-09-10
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JULY 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-8141

NORSTAN, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0835746

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5101 Shady Oak Road, Minnetonka, Minnesota 55343-4100 (address of principal executive offices)

Telephone (952)352-4000 Fax (952)352-4949 Internet www.norstan.com

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

Yes ☒.        No ☐.

On September 3, 2002, there were 12,562,400 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

PART I. FINANCIAL INFORMATION
ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended

	July 27,	July 28,
	2002	2001

REVENUES
Communications Technology Solutions and Services	$43,827	$51,264
Resale Services	7,399	7,082
Financial Services	857	1,730

Total Revenues	52,083	60,076

COST OF SALES
Communications Technology Solutions and Services	30,587	36,471
Resale Services	4,894	4,322
Financial Services	94	484

Total Cost of Sales	35,575	41,277

GROSS MARGIN
Communications Technology Solutions and Services	13,240	14,793
Resale Services	2,505	2,760
Financial Services	763	1,246

Total Gross Margin	16,508	18,799

Selling, General & Administrative Expenses	15,739	17,970

OPERATING INCOME (LOSS)	769	829
Interest Expense	(692)	(1,446)
Other Income (Expense), Net	(7)	132

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	70	(485)
Income tax provision	27	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	43	(485)

DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax provision of $13 in 2002	20	638
Gain on disposal of discontinued operations, net of tax provision of $324 in 2002	2,129	—

NET INCOME	$2,192	$153

NET INCOME (LOSS) PER SHARE – BASIC
CONTINUING OPERATIONS	$0.00	$(0.04)
DISCONTINUED OPERATIONS	0.18	0.05

NET INCOME (LOSS) PER SHARE – BASIC	$0.18	$0.01

NET INCOME (LOSS) PER SHARE — DILUTED
CONTINUING OPERATIONS	$0.00	$(0.04)
DISCONTINUED OPERATIONS	0.17	0.05

NET INCOME (LOSS) PER SHARE — DILUTED	$0.17	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	12,258	11,909

DILUTED	13,024	12,398

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(In thousands, except share amounts)

	July 27,	April 30,
	2002	2002

ASSETS
CURRENT ASSETS
Cash	$3,091	$1,936
Accounts receivable, net of allowances for doubtful accounts of $1,096 and $1,228	30,208	29,898
Lease receivables	10,248	13,404
Inventories	4,512	4,312
Costs and estimated earnings in excess of billings of $7,058 and $6,041	4,930	4,772
Income taxes receivable	—	7,761
Prepaid expenses, deposits and other	7,566	6,753
Net current assets of discontinued operations	—	2,985

TOTAL CURRENT ASSETS	60,555	71,821

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	85,586	85,210
Less-accumulated depreciation and amortization	(66,410)	(64,058)

NET PROPERTY AND EQUIPMENT	19,176	21,152

OTHER ASSETS
Lease receivables, net of current portion	10,870	11,947
Goodwill, net of accumulated amortization of $6,372 and $6,380	3,886	3,883
Deferred income taxes	12,250	12,592
Net non-current assets of discontinued operations	389	1,097
Other	107	73

TOTAL OTHER ASSETS	27,502	29,592

TOTAL ASSETS	$107,233	$122,565

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(In thousands, except share amounts)

	July 27,	April 30,
	2002	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3,041	$4,127
Current maturities of discounted lease rentals	8,545	7,230
Accounts payable	13,864	15,679
Deferred revenue	22,399	21,372
Accrued -
Salaries and wages	3,046	11,933
Other liabilities	6,933	7,810
Net current liabilities of discontinued operations	1,135	—
Billings in excess of costs and estimated earnings of $24,121 and $27,579	5,206	5,663

TOTAL CURRENT LIABILITIES	64,169	73,814

LONG-TERM DEBT, net of current maturities	16,554	25,540
DISCOUNTED LEASE RENTALS, net of current maturities	6,928	6,295
SHAREHOLDERS’ EQUITY
Common stock — $.10 par value; 40,000,000 authorized shares; 12,523,791 and 12,429,507 shares issued and outstanding	1,252	1,243
Capital in excess of par value	56,135	55,856
Accumulated deficit	(35,219)	(37,412)
Unamortized cost of stock	(495)	(674)
Accumulated other comprehensive loss	(2,091)	(2,097)

TOTAL SHAREHOLDERS’ EQUITY	19,582	16,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,233	$122,565

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

(In thousands)

	Three Months Ended

	July 27,	July 28,
	2002	2001

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$43	$(485)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by continuing operations:
Restructuring charges paid	—	(750)
Depreciation and amortization	2,569	3,665
Deferred income taxes	372	—
Changes in operating items:
Accounts receivable	(290)	(1,465)
Inventories	(198)	449
Costs and estimated earnings in excess of billings	(155)	2,271
Prepaid expenses, deposits and other	(817)	654
Accounts payable	(1,822)	(4,195)
Deferred revenue	1,019	841
Income taxes payable/receivable	7,782	30
Accrued liabilities	(9,367)	1,051
Billings in excess of costs and estimated earnings	(466)	(532)

Net cash (used for) provided by operating activities	(1,330)	1,534

INVESTING ACTIVITIES
Additions to property and equipment, net	(334)	(1,897)
Investment in lease contracts	(15)	(1,858)
Proceeds from lease contracts	4,261	5,913
Other, net	(76)	(32)

Net cash provided by investing activities	3,836	2,126

FINANCING ACTIVITIES
Proceeds from the sale of leases	—	3,569
Borrowings on long-term debt	78,943	82,407
Repayments of long-term debt	(89,014)	(87,512)
Borrowings on discounted lease rentals	3,620	—
Repayments of discounted lease rentals	(1,681)	(2,647)
Proceeds from sale of common stock	289	191

Net cash used for financing activities	(7,843)	(3,992)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10)	(12)

NET CASH FLOW FROM CONTINUING OPERATIONS	(5,347)	(344)
NET CASH FLOW FROM DISCONTINUED OPERATIONS	6,502	(1,068)
CASH, BEGINNING OF PERIOD	1,936	2,106

CASH, END OF PERIOD	$3,091	$694

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 27, 2002

UNAUDITED

     The information furnished in this report is unaudited and reflects normal recurring adjustments and such other adjustments which, in the opinion of management, are necessary to present fairly the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. This report should be read in conjunction with Norstan’s Annual Report on Form 10-K for the year ended April 30, 2002.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Norstan and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS

Network Services:

     On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was completed on July 9, 2002, effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million is due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. The Company recorded a pre-tax gain on this sale of $2.7 million in its first quarter of fiscal 2003 based solely on the $3.75 million cash received. Any additional gains related to receipt of the promissory note will be recorded when collection is assured. Network Services provides multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services results of operations have been reported as discontinued operations for all periods presented.

Consulting:

     During fiscal 2001, Norstan divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. In addition to refocusing Norstan’s strategy, the absence of realized synergies between the Company’s communications and IT consulting businesses and recurring losses within the consulting business contributed to the decision to divest of this non-strategic business segment.

     Divestiture of the IT consulting business began on February 7, 2001 with the sale of the Company’s 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of Norstan with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. As of July 27, 2002, $1.0 million had been collected on one of the notes and the remaining $12.0 million had been fully reserved for, including a charge of $5.0 million recorded during the fourth quarter of fiscal 2002.

     The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale required the payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million maturing on August 28, 2001. In addition, as part of the transaction, Norstan retained its rights to certain assets and assumed certain liabilities of Norstan Consulting. As of July 27, 2002, the promissory note had been paid in full.

     The results of these two business units have historically been reported as the Company’s “Consulting” business segment. With these sales, Consulting’s results are reported as discontinued operations for all periods presented.

Financial Information Related to Discontinued Operations:

Net assets of discontinued operations include the following (in thousands):

	As of

	July 27,	April 30,
	2002	2002

Assets:
Cash, accounts receivable and inventories	$—	$1,571
Net property and equipment	—	621
Notes receivable, prepaids and other assets	1,469	4,769
Liabilities:
Accounts payable	(611)	(1,487)
Accrued -
Salaries & wages	—	(106)
Future lease obligations	(1,204)	(863)
Other liabilities	(400)	(423)

Net assets (liabilities) of discontinued operations	(746)	4,082
Less: Current portion (asset)/liability	1,135	(2,985)

	$389	$1,097

Summary operating results of the discontinued operations are as follows (in thousands):

	For the three months ended

	July 27,	July 28,
	2002	2001

Revenues	$3,521	$6,000
Cost of sales	2,494	4,375

Gross margin	1,027	1,625
Sales, general and administrative expenses	993	987

Operating income	34	638
Other income (expense), net	(1)	—

Net income before taxes	33	638
Income tax provision	13	—

Net income from discontinued operations	$20	$638

     In addition to the operating results above, Norstan recorded a net gain on the disposal of discontinued operations of $2.1 million in the first quarter of fiscal 2003 ended July 27, 2002. The gain on disposal includes the following: (i) a pre-tax gain on the sale of the Company’s Network Services business of $2.7 million ($2.3 million after tax), (ii) a $104,000 net gain related to payments on the promissory note received by the Company as part of the PRIMA Consulting arbitration settlement of February 25, 2002, and (iii) a $269,000 net loss related to additional costs incurred in the disposition of Connaissance Consulting.

     The after-tax gain on the sale of the Network Services business reflects the reversal of a $1.6 million tax valuation allowance which had been previously established for the Company’s capital loss carryforwards. The sale of the Network Services business will allow the Company to fully utilize these capital loss carryforwards. Accordingly, this valuation allowance was reversed through discontinued operations.

FOREIGN CURRENCY

     For Norstan’s Canadian operations, assets and liabilities are translated at exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended

	July 27,	July 28,
	2002	2001

Cash paid for:
Interest	$666	$1,788
Income taxes	$6	$27

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 modifies the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. Norstan does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets To Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. Norstan will adopt SFAS No. 144 in fiscal 2003 and does not anticipate a significant effect from the adoption on its financial position or results of operations.

     On June 29, 2001, the Financial Accounting Standards Board approved two new statements, SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, Norstan’s amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the new accounting standard. The Company adopted SFAS No. 142 in the first quarter of its fiscal year ending April 30, 2002. Norstan’s annual goodwill amortization was approximately $450,000, which ceased effective May 1, 2001 upon adoption of the new rules.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities”, was issued in June 1998 and amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133” to require adoption at the beginning of the Company’s fiscal year ending April 30, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative’s fair value recognized in earnings unless specific hedge accounting criteria are satisfied. Norstan’s adoption of SFAS No. 133 on May 1, 2001 did not have a material effect on its financial position or results of operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory valuation, depreciable lives of property and equipment, warranty reserves and others. Ultimate results may differ from those estimates.

EARNINGS PER SHARE DATA

     Norstan reports net income (loss) per share pursuant to the requirements of the Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires presentation of basic and diluted earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options and other securities using the treasury stock method.

COMPREHENSIVE INCOME

     Norstan reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was approximately $2.2 million for the three months ended July 27, 2002 and $197,000 for the similar period ended July 28, 2001.

RESTRUCTURING CHARGES

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

     During the three months ended July 27, 2002, lease payments totaling approximately $99,000 were charged against the restructuring reserve which was established as part of the above-described restructuring charge. At July 27, 2002, a reserve of approximately $764,000 remained for future lease obligations related to this restructuring charge. This reserve is included in the net assets of discontinued operations as it relates to the former Consulting operations.

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

     Realization of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income. With the execution of the Company’s 2002 operating plan and management’s expectations for 2003 and beyond, Norstan believes that it is more likely than not that the recorded asset will be realized. Should the Company’s operating strategies fail to produce sufficient taxable income in the future, Norstan would record an additional valuation allowance in the appropriate future reporting period, as required by generally accepted accounting principles. The Company’s U.S. net operating loss carryforwards expire from 2020 to 2021.

     For the fiscal period ended July 27, 2002, Norstan recorded a tax provision of 38.0% on net income from continuing operations and net income from operations of discontinued operations. A provision of 38.0% was recorded on the gains on disposal of discontinued operations net of a $608,000 tax benefit related to the Company’s deferred capital loss carryforward tax asset.

BANK FINANCING

     On July 12, 2002, Norstan entered into a new $30.0 million credit agreement with certain banks consisting of the following components: A) a $21.0 million revolving line of credit, with availability based on eligible receivables and inventory, as defined, and B) a $9.0 million term loan with quarterly payments of $1.0 million beginning October 25, 2002. The revolving line matures on June 28, 2004 and the term note matures on October 29, 2004. The term note is subject to certain prepayment provisions in the event the Company receives cash from the collection of the promissory note related to the sale of Network Services. The agreement also provides that when the term loan is paid to an amount less than $5.0 million, the Company has an option to increase the revolving commitment amount to $25.0 million provided accounts receivable and inventory levels support such an increase.

     The revolving facility and term loan bear interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through January 31, 2003 with provisions for future rate reductions if Norstan meets certain financial targets. Borrowings under this agreement were $19.5 million as of July 27, 2002 and averaged $25.7 million during the first quarter with average interest rates of 5.75%. Annual commitment fees range from .375% to .25%. Under this agreement the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios. As of July 27, 2002, Norstan was in compliance with all applicable financial covenants.

     Norstan’s management believes that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, and cash received or expected to be received from collection of promissory notes and other transactions will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2003.

BUSINESS SEGMENTS

     Norstan delivers its products and services through three business segments, Communications Technology Solutions and Services, Resale and Financial Services. The Company’s interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are as follows (in thousands):

	For the Quarter Ended

	July 27,		July 28,
	2002		2001

		Operating		Operating
	Revenues	Income (Loss)	Revenues	Income (Loss)

Communications Technology Solutions and Services	$43,827	$(140)	$51,764	$(687)
Resale Services	7,399	630	7,082	907
Financial Services	857	279	1,730	610

Totals	$52,083	$769	$60,076	$829

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Norstan, Inc. (“Norstan” or the “Company”) is a full-service communications solutions and services company that delivers voice and data technologies and services, and remanufactured equipment to select corporate end-users and channel partners. Norstan also offers a full range of technologies for call center design, IP telephony/PBX, messaging, infrastructure, conferencing, and mobility. Norstan manages the operations of its subsidiaries, Norstan Communications, Inc., Norstan Canada, Ltd., Norstan Financial Services, Inc., Vibes Technologies, Inc., Norstan International, Inc., and Norstan-UK Limited. The Company is headquartered in Minnetonka, Minnesota with sales and services throughout North America. Norstan’s common stock is listed on the Nasdaq stock market under the symbol NRRD.

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

     To address the complex communication requirements of its customers, Norstan provides a broad range of products and services through three interrelated business segments: Communications Technology Solutions and Services, Resale Services, and Financial Services which accounted for 84.2%, 14.2%, and 1.6% of Norstan’s revenues for the fiscal quarter ended July 27, 2002, respectively. Communications Technology Solutions and Services provides best-in-class technologies and services focused on selected enterprise customers throughout North America and technology implementation and support services for network providers, manufacturers, integrators, and resellers. Resale Services provides refurbished and re-certified voice and data products to end users. Financial Services supports the sales process by providing customers with customized financing alternatives.

     In July 2002, Norstan completed the sale of its Network Services business to NetWolves Corporation for $7.5 million, including $3.75 million in cash and a non-interest bearing promissory note for $3.75 million. Network Services provides multiple source long distance services and related consulting and professional services to its customers. Management concluded that the Network Services unit was not strategic to the Company’s overall future direction.

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

SUMMARY

     During the quarter ended July 27, 2002, the Company reported net income of $2.2 million or $0.17 per diluted share, as compared to net income of $153,000 or $0.01 per diluted share for the quarter ended July 28, 2001.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A
	PERCENTAGE OF REVENUES		PERCENTAGE
	Three Months Ended		CHANGE

	July 27,	July 28,	Fiscal
	2002	2001	2003 vs. 2002

REVENUES
Communications Technology Solutions and Services	84.2	85.3	(14.5%)
Resale Services	14.2	11.8	4.5%
Financial Services	1.6	2.9	(50.5%)

Total Revenues	100.0%	100.0%	(13.3%)
COST OF SALES	68.3%	68.7%	(13.8%)

GROSS MARGIN	31.7%	31.3%	(12.2%)
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	30.2%	29.9%	(12.4%)
OPERATING INCOME (LOSS)	1.5%	1.4%	(7.2%)
Interest Expense and Other, Net	(1.4%)	(2.2%)	(46.8%)

NET INCOME (LOSS)
Continuing Operations	0.1%	(0.8%)	108.9%
Discontinued Operations	4.1%	1.1%	236.9%

NET INCOME (LOSS)	4.2%	0.3%	1,332.9%

The following table sets forth, for the periods indicated, the gross margin percentages for the Company’s business segments (continuing operations):

	Three Months Ended

	July 27,	July 28,
	2002	2001

GROSS MARGIN PERCENTAGES
Communications Technology Solutions and Services	30.2%	28.9%
Resale Services	33.9%	39.0%
Financial Services	89.0%	72.0%

RESULTS OF OPERATIONS

     REVENUES. Revenues decreased 13.3% to $52.1 million in the first quarter of fiscal year 2003, compared to $60.1 million for the first quarter of fiscal year 2002.

     Revenues within the Communications Technology Solutions and Services segment decreased 14.5% to $43.8 million for the first quarter ended July 27, 2002, compared to $51.3 million for the similar period last year. During the current fiscal quarter, revenues from Solutions’ product offerings were down over 30.0% compared to the similar quarter last year. Services revenues were down 4.0%.

     Current economic conditions have impacted Norstan’s financial performance in the first quarter ended July 27, 2002, especially regarding revenues. Continued reductions in capital spending in all market sectors, especially in the telecommunications industry, has had a significant negative impact on the Company’s revenues from Solutions and Services. However, Norstan believes that when the economy strengthens, its customers will invest in communications systems and infrastructure. The Company continues to expand into tier one cities to be poised to capitalize on the opportunities available when the economy rebounds.

     Resale revenues increased 4.5% to $7.4 million for the quarter ended July 27, 2002 as compared to $7.1 million for the same period ended July 28, 2001. This increase was due to increased revenues from Vibes Technologies, the Company’s integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment.

     Financial Services’ revenues declined 50.5% to $857,000 as compared to $1.7 million a year ago. These decreases were attributed to the Company’s strategic decision not to offer financing directly to its customers. Norstan Financial Services has partnered with Fidelity Leasing to provide financial alternatives to its customers under a private label leasing program. Revenues from Financial Services will continue to decline as its operations wind down.

     GROSS MARGIN. The Company’s gross margin was $16.5 million for the quarter ended July 27, 2002 as compared to $18.8 million for the similar period last year. As a percent of total revenues, gross margin were stable at 31.7% for the first quarter of fiscal 2003 as compared to 31.3% for the first quarter of fiscal 2002.

     Gross margin as a percent of revenues for Communications Technology Solutions and Services was 30.2% as compared to 28.9% for the comparable periods ended July 27, 2002 and July 28, 2001, respectively. This improvement was the result of changes in the Company’s product/service mix, improved project management and continued efforts to control and/or reduce operating expenses over the past year. In addition, the Company continues to be diligent in evaluating new sales on the basis of the quality of revenue offered.

     Resale’s gross margin as a percent of revenues was 33.9% for the three month period ended July 27, 2002 compared to 39.0% for the similar period ended July 28, 2001. This decrease was primarily due to changes in product mix as well as general market conditions and the competitive resale environment.

     Gross margin as a percent of revenues for Financial Services was 89.0% for the three month period ended July 27, 2002 and 72.0% for the similar period ended July 28, 2001. This increase in gross margin is due in part to the winding down of Financial Services’ operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 12.4% to $15.7 million in the first quarter of fiscal year 2003, from $18.0 million in the similar period last year. As a percent of revenues, selling, general and administrative expenses were 30.2% for the three month period ended July 27, 2002 compared to 30.0% for the similar period last year. The decrease in selling, general and administrative expenses is a result of Norstan’s continuing effort to right-size its operations in light of current economic challenges. In addition, incentive compensation expense was lower in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 due to lower than expected performance in the current quarter.

     INTEREST EXPENSE. Interest expense decreased 52.1% to $692,000 for the quarter ended July 27, 2002 from $1.4 million for the same quarter last year. The decrease in interest expense was primarily the result of a decrease in borrowings under the Company’s revolving long-term credit facilities, which were at $19.5 million as of July 27, 2002 compared to $51.5 million as of July 28, 2001 as well as reduced weighted average interest rates. Continued reductions in interest expense are anticipated as the Company pursues its objective of decreasing its interest bearing indebtedness.

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

     For the fiscal period ended July 27, 2002, Norstan recorded a tax provision of 38.0% on net income from continuing operations and net income from operations of discontinued operations. A provision of 38.0% was recorded on the gains on disposal of discontinued operations net of a $608,000 tax benefit related to the Company’s deferred capital loss carryforward tax asset.

     The Company did not record any income tax benefit related to the prior year’s net loss from continuing operations or income tax provision for the previous year’s net income from discontinued operations based on projections of the full fiscal year’s results and the effective tax rate, also reflecting the effect of operating loss carryforwards generated in prior fiscal years.

     NET INCOME FROM CONTINUING OPERATIONS. The Company reported net income from continuing operations of $43,000 or $0.00 per diluted share for the quarter ended July 27, 2002, as compared to a net loss of $485,000 or $0.04 per diluted share for the same quarter last year.

DISCONTINUED OPERATIONS.

Network Services:

     On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was completed on July 9, 2002, effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million is due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. The Company recorded a pre-tax gain on this sale of $2.7 million in its first quarter of fiscal 2003 based solely on the $3.75 million cash received. Any additional gains related to receipt of the promissory note will be recorded when collection is assured. Network Services provides multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services results of operations have been reported as discontinued operations for all periods presented.

Consulting:

     During fiscal 2001, Norstan divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. In addition to refocusing Norstan’s strategy, the absence of realized synergies between the Company’s communications and IT consulting businesses and recurring losses within the consulting business contributed to the decision to divest of this non-strategic business segment.

     Divestiture of the IT consulting business began on February 7, 2001 with the sale of the Company’s 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of Norstan with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. As of July 27, 2002, $1.0 million had been collected on one of the notes and the remaining $12.0 million had been fully reserved for, including a charge of $5.0 million recorded during the fourth quarter of fiscal 2002.

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

Financial Information Related to Discontinued Operations:

Net assets of discontinued operations include the following (in thousands):

	As of

	July 27,	April 30,
	2002	2002

Assets:
Cash, accounts receivable and inventories	$—	$1,571
Net property and equipment	—	621
Notes receivable, prepaids and other assets	1,469	4,769
Liabilities:
Accounts payable	(611)	(1,487)
Accrued -
Salaries & wages	—	(106)
Future lease obligations	(1,204)	(863)
Other liabilities	(400)	(423)

Net assets (liabilities) of discontinued operations	(746)	4,082
Less: Current portion (asset)/liability	1,135	(2,985)

	$389	$1,097

     Summary operating results of the discontinued operations are as follows (in thousands):

	For the three months ended

	July 27,	July 28,
	2002	2001

Revenues	$3,521	$6,000
Cost of sales	2,494	4,375

Gross margin	1,027	1,625
Sales, general and administrative expenses	993	987

Operating loss	34	638
Other income (expense), net	(1)	—

Net income before taxes	33	638
Income tax provision	13	—

Net income from discontinued operations	$20	$638

     In addition to the operating results above, Norstan recorded a net gain on the disposal of discontinued operations of $2.1 million in the first quarter of fiscal 2003 ended July 27, 2002. The gain on disposal includes the following: (i) a pre-tax gain on the sale of the Company’s Network Services business of $2.7 million ($2.3 million after tax), (ii) a $104,000 net gain related to payments on the promissory note received by the Company as part of the PRIMA Consulting arbitration settlement of February 25, 2002, and (iii) a $269,000 net loss related to additional costs incurred in the disposition of Connaissance Consulting.

     The after-tax gain on the sale of the Network Services business reflects the reversal of a $1.6 million tax valuation allowance which had been previously established for the Company’s capital loss carryforwards. The sale of the Network Services business will allow the Company to fully utilize these capital loss carryforwards. Accordingly, this valuation allowance was reversed through discontinued operations.

     NET INCOME (LOSS). For the quarter ended July 27, 2002, the Company reported net income of $2.2 million or $0.17 per diluted share, as compared to a net income of $153,000 or $0.01 per diluted share in the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended July 27, 2002, continuing operating activities utilized cash of $1.3 million compared to providing cash of $1.5 million in the similar period last year. This change is mainly due to collection of tax refunds receivable offset by reductions in accrued liabilities primarily bonuses accrued at fiscal year end. Investing activities provided cash of $3.8 million in the current three month period as compared to $2.1 million in the similar period last year. This improvement is the result of reduced spending on capital assets and continued reduction in investments in lease contracts as the Company’s leasing activity winds down. The funds provided by current operations, investing activities and new borrowings on discounted lease rentals of $3.6 million were used to repay the Company’s long-term debt. As a result, financing activities utilized net cash of $7.8 million during the three months ended July 27, 2002 as compared to $4.0 million in the comparable three month period ended July 28, 2001.

     CAPITAL EXPENDITURES. The Company used $334,000 for capital expenditures during the quarter ended July 28, 2002, compared to $1.9 million in the similar quarter last year. These expenditures were primarily for computer equipment and improved software systems.

     INVESTMENT IN LEASE CONTRACTS. The Company has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company is winding down its leasing activities. The additional investment made in lease contracts in the first quarter of fiscal year 2003 was minimal totaling $14,676 as compared to $1.9 million in the comparable period of fiscal 2002. Net lease receivables decreased to $21.1 million at July 27, 2002 from $25.4 million at April 30, 2002.

     The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $15.5 million at July 27, 2002 as compared to $13.5 million at April 30, 2002. Interest rates on these credit agreements at July 27, 2002 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through March 2007. Payments due to financial institutions are made from monthly collections of lease receivables from customers. Norstan also sold certain leases to a third party on a non-recourse basis during July 2001. Total proceeds from these sales were $3.6 million which is reflected on the Consolidated Statements of Cash Flow in “Financing Activities”.

BANK FINANCING

     On July 12, 2002, Norstan entered into a new $30.0 million credit agreement with certain banks consisting of the following components: A) a $21.0 million revolving line of credit, with availability based on eligible receivables and inventory, as defined, and B) a $9.0 million term loan with quarterly payments of $1.0 million beginning October 25, 2002. The revolving line matures on June 28, 2004 and the term note matures on October 29, 2004. The term note is subject to certain prepayment provisions in the event the Company receives cash from the collection of the promissory note related to the sale of Network Services. The agreement also provides that when the term loan is paid to an amount less than $5.0 million, the Company has an option to increase the revolving commitment amount to $25.0 million provided accounts receivable and inventory levels support such an increase.

     The revolving facility and term loan bear interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through January 31, 2003 with provisions for future rate reductions if Norstan meets certain financial targets. Borrowings under this agreement were $19.5 million as of July 27, 2002. Annual commitment fees range from .375% to .25%. Under this agreement the Company is required to maintain minimum levels of EBITDA and achieve certain other financial ratios. As of July 27, 2002, Norstan was in compliance with all applicable financial covenants.

     Norstan’s management believes that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, and cash received or expected to be received from collection of promissory notes and other transactions will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2003. However, there can be no assurance that these plans will be successful.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 modifies the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. Norstan does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets To Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. Norstan will adopt SFAS No. 144 in fiscal 2003 and does not anticipate a significant effect from the adoption on its financial position or results of operations.

     On June 29, 2001, the Financial Accounting Standards Board approved two new statements, SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 141, all business combinations will be accounted for under the purchase method beginning June 30, 2001. SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, Norstan’s amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the new accounting standards. The Company adopted SFAS No. 142 in the first quarter of its fiscal year ending April 30, 2002. Norstan’s annual goodwill amortization was approximately $450,000, which ceased effective May 1, 2001 upon adoption of the new rules.

     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued in June 1998 and amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133” to require adoption at the beginning of the Company’s fiscal year ended April 30, 2002. The standard requires every derivative to be recorded on the balance sheet as either an asset or liability measured at fair value with changes in the derivative’s fair value recognized in earnings unless specific hedge accounting criteria are met. Norstan’s adoption of SFAS No. 133 on May 1, 2001 did not have a material effect on its financial position or results of operations.

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

     For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. The Company has variable rate debt of $19.5 million outstanding at July 27, 2002 with a weighted average interest rate of 5.4%. Assuming that the Company’s balance of variable rate debt remains constant at $19.5 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows of $195,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows of $195,000.

     The Company historically financed customer equipment purchases with fixed rate, sales-type leases. The resulting stream of future lease payments was, in turn, used to borrow funds from financial institutions at fixed rates on a nonrecourse basis. Norstan is not exposed to interest rate risk in connection with these arrangements because: (i) both the leases and the debt are at fixed interest rates; and (ii) Norstan typically entered into lending arrangements shortly after execution of the related leases.

     FOREIGN CURRENCY RISK. Norstan is exposed to foreign currency rate risk. Substantially all foreign exchange exposure is the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar during the fiscal year ended April 30, 2002 and for the three months ended July 27, 2002 remained relatively unchanged.

     Assets and liabilities outside the United States are located primarily in Canada. The Company’s investments in its foreign subsidiary with a functional currency other than the U.S. dollar are not hedged. The potential loss in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate would not materially affect Norstan’s consolidated financial position, results of operations or cash flows. Any gain or loss in fair value associated with the Canadian dollar would be recorded as a separate component of shareholders’ equity in the Consolidated Balance Sheets of the Company.

     DERIVATIVE FINANCIAL INSTRUMENTS. Norstan currently does not have any derivative financial instruments in place to manage interest costs, but may consider utilizing such instruments in the future as a means to manage interest rate risk.

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

On February 25, 2002, Norstan was awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) which claims arise out of the Company’s September 1997 acquisition of PRIMA. Subsequently, Norstan reached a settlement with Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments which began in June 2002, and certain real properties. As a result of the settlement, Norstan recorded a $3.0 million gain in the fourth quarter of fiscal 2002, based on cash received. Norstan recorded a full reserve against the real property and the promissory note and will record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. The Company has recorded a net gain of $104,000 through discontinued operations relating to payments received on the promissory note during the fiscal quarter ended July 27, 2002.

In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative who claims he is owed $458,675 in additional commissions. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. The Company believes the ruling is in error and has filed an appeal. However, there can be no assurance that the Company will be successful in its appeal. Management believes that the July 27, 2002 consolidated financial statements adequately reflect Norstan’s exposure under this lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC. Registrant

Date: September 10, 2002	By	/s/ James C. Granger James C. Granger
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 10, 2002	By	/s/ Scott G. Christian Scott G. Christian
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, James C. Granger, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Norstan, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Norstan, Inc. as of, and for, the period presented in this quarterly report.

/s/ James C. Granger President and Chief Executive Officer (Principal Executive Officer) Norstan, Inc. September 10, 2002

I, Scott G. Christian, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Norstan, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

/s/ Scott G. Christian Executive Vice President & Chief Financial Officer (Principal Financial Officer) Norstan, Inc. September 10, 2002