Form 10-Q
period 2002-10-26
NORSTAN INC
filed 2002-12-10
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED OCTOBER 26, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☒. No ☐.

On November 25, 2002, there were 12,622,187 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES
CERTIFICATION
CERTIFICATION
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.1 Certification Pursuant to 18 USC Sec. 1350

PART I. FINANCIAL INFORMATION
ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	October 26,	October 27,	October 26,	October 27,
REVENUES	2002	2001	2002	2001

Communications Technology Solutions and Services	$48,732	$53,280	$92,559	$104,544
Resale Services	7,429	8,004	14,828	15,086
Financial Services	916	1,527	1,773	3,257

Total Revenues	57,077	62,811	109,160	122,887

COST OF SALES
Communications Technology Solutions and Services	34,404	37,300	64,991	73,771
Resale Services	4,622	5,132	9,516	9,454
Financial Services	55	253	149	737

Total Cost of Sales	39,081	42,685	74,656	83,962

GROSS MARGIN
Communications Technology Solutions and Services	14,328	15,980	27,568	30,773
Resale Services	2,807	2,872	5,312	5,632
Financial Services	861	1,274	1,624	2,520

Total Gross Margin	17,996	20,126	34,504	38,925

Selling, General & Administrative Expenses	16,816	19,632	32,555	37,602
OPERATING INCOME	1,180	494	1,949	1,323
Interest Expense	(487)	(1,250)	(1,179)	(2,696)
Other Income (Expense), Net	(1)	345	(7)	477

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	692	(411)	763	(896)
Provision for Income Tax	263	—	290	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	429	(411)	473	(896)

DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax provision of $13 in 2002	—	746	20	1,384
Gain on disposal of discontinued operations, net of tax provision of $95 and $419 in 2002	155	—	2,284	—

NET INCOME	$584	$335	$2,777	$488

NET INCOME (LOSS) PER SHARE — BASIC
CONTINUING OPERATIONS	$0.04	$(0.03)	$0.04	$(0.07)
DISCONTINUED OPERATIONS	0.01	0.06	0.19	0.11

NET INCOME (LOSS) PER SHARE — BASIC	$0.05	$0.03	$0.23	$0.04

NET INCOME (LOSS) PER SHARE — DILUTED
CONTINUING OPERATIONS	$0.03	$(0.03)	$0.03	$(0.07)
DISCONTINUED OPERATIONS	0.01	0.06	0.18	0.11

NET INCOME (LOSS) PER SHARE — DILUTED	$0.04	$0.03	$0.21	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,348	12,041	12,327	11,953

DILUTED	12,817	12,724	12,966	12,538

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(In thousands, except share amounts)

	October 26,	April 30,
	2002	2002

ASSETS
CURRENT ASSETS
Cash	$1,584	$1,936
Accounts receivable, net of allowances for doubtful accounts of $936 and $1,228	36,872	29,898
Lease receivables	8,579	13,404
Inventories	5,905	4,312
Costs and estimated earnings in excess of billings of $9,699 and $6,041	6,290	4,772
Income taxes receivable	—	7,761
Prepaid expenses, deposits and other	7,785	6,753
Net current assets of discontinued operations	—	2,985

TOTAL CURRENT ASSETS	67,015	71,821

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	87,400	85,210
Less-accumulated depreciation and amortization	(68,801)	(64,058)

NET PROPERTY AND EQUIPMENT	18,599	21,152

OTHER ASSETS
Lease receivables, net of current portion	7,894	11,947
Goodwill, net of accumulated amortization of $6,371 and $6,369	3,886	3,883
Deferred income taxes	12,021	12,592
Net non-current assets of discontinued operations	653	1,097
Other	166	73

TOTAL OTHER ASSETS	24,620	29,592

TOTAL ASSETS	$110,234	$122,565

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(In thousands, except share amounts)

	October 26,	April 30,
	2002	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3,042	$4,127
Current maturities of discounted lease rentals	7,164	7,230
Accounts payable	17,600	15,679
Deferred revenue	20,723	21,372
Accrued -
Salaries and wages	3,711	11,933
Other liabilities	6,759	7,810
Net current liabilities of discontinued operations	399	—
Billings in excess of costs and estimated earnings of $20,071 and $27,579	7,772	5,663

TOTAL CURRENT LIABILITIES	67,170	73,814

LONG-TERM DEBT, net of current maturities	16,919	25,540
DISCOUNTED LEASE RENTALS, net of current maturities	5,609	6,295
SHAREHOLDERS’ EQUITY
Common stock — $.10 par value; 40,000,000 authorized shares; 12,624,644 and 12,429,507 shares issued and outstanding	1,262	1,243
Capital in excess of par value	56,402	55,856
Accumulated deficit	(34,635)	(37,412)
Unamortized cost of stock	(403)	(674)
Accumulated other comprehensive loss	(2,090)	(2,097)

TOTAL SHAREHOLDERS’ EQUITY	20,536	16,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,234	$122,565

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

(In thousands)

	Six Months Ended

	October 26,	October 27,
	2002	2001

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$473	$(896)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by continuing operations:
Restructuring charges paid	—	(732)
Depreciation and amortization	5,066	7,770
Deferred income taxes	474	(10)
Changes in operating items:
Accounts receivable	(6,970)	(728)
Inventories	(1,593)	1,691
Costs and estimated earnings in excess of billings	(1,516)	2,713
Prepaid expenses, deposits and other	(1,034)	1,202
Accounts payable	1,920	(4,623)
Deferred revenue	(653)	(532)
Income taxes payable/receivable	7,876	27
Accrued liabilities	(8,877)	4,491
Billings in excess of costs and estimated earnings	2,107	(784)

Net cash (used for) provided by operating activities	(2,727)	9,589

INVESTING ACTIVITIES
Additions to property and equipment, net	(2,159)	(2,921)
Investment in lease contracts	(224)	(2,545)
Proceeds from lease contracts	9,116	13,413
Other, net	(416)	(452)

Net cash provided by investing activities	6,317	7,495

FINANCING ACTIVITIES
Proceeds from the sale of leases	—	6,430
Borrowings on long-term debt	98,488	159,615
Repayments of long-term debt	(108,193)	(174,642)
Borrowings on discounted lease rentals	3,620	—
Repayments of discounted lease rentals	(4,378)	(6,553)
Proceeds from sale of common stock	566	277

Net cash used for financing activities	(9,897)	(14,873)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1)	(22)

NET CASH FLOW FROM CONTINUING OPERATIONS	(6,308)	2,189
NET CASH FLOW FROM DISCONTINUED OPERATIONS	5,956	(2,456)
CASH, BEGINNING OF PERIOD	1,936	2,106

CASH, END OF PERIOD	$1,584	$1,839

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 26, 2002

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

DISCONTINUED OPERATIONS

Network Services:

     On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was completed on July 9, 2002, effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million is due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. The Company recorded a pre-tax gain on this sale of $2.7 million in its first quarter of fiscal 2003 based solely on the $3.75 million cash received. Any additional gains related to receipt of payments on the promissory note will be recorded when collection is assured. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services results of operations have been reported as discontinued operations for all periods presented.

Consulting:

     During fiscal 2001, Norstan divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. In addition to refocusing Norstan’s strategy, the absence of realized synergies between the Company’s communications and IT consulting businesses and recurring losses within the consulting business contributed to management’s decision to divest of this non-strategic business segment.

     Divestiture of its IT consulting business began on February 7, 2001 with the sale of the Company’s 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of Norstan with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. To date, $1.0 million has been collected on one of the notes and the remaining $12.0 million has been fully reserved for, including a charge of $5.0 million recorded during the fourth quarter of fiscal 2002.

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

     The results of these two business units have historically been reported as the Company’s “Consulting” business segment. With these sales, Consulting’s results of operations are reported as discontinued operations for all periods presented.

     Financial Information Related to Discontinued Operations:

     Net assets of discontinued operations include the following (in thousands):

	As of

	October 26,	April 30,
	2002	2002

Assets:
Cash, accounts receivable and inventories	$261	$1,571
Net property and equipment	—	621
Notes receivable, prepaids and other assets	1,169	4,769
Liabilities:
Accounts payable	(323)	(1,487)
Accrued -
Salaries & wages	—	(106)
Future lease obligations	(853)	(863)
Other liabilities	—	(423)

Net assets (liabilities) of discontinued operations	254	4,082
Less: Current portion (asset)/liability	399	(2,985)

	$653	$1,097

Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

Revenues	$—	$5,564	$3,521	$11,564
Cost of sales	—	4,064	2,494	8,439

Gross margin	—	1,500	1,027	3,125
Sales, general and administrative expenses	—	754	993	1,741

Operating income	—	746	34	1,384
Other income (expense), net	—	—	(1)	—

Net income before taxes	—	746	33	1,384
Income tax provision	—	—	13	—

Net income from discontinued operations	$—	$746	$20	$1,384

     In addition to the operating results above, Norstan recorded a net gain on the disposal of discontinued operations of $2.3 million in the first six months of fiscal 2003. The gain on disposal includes the following: (i) a pre-tax gain on the sale of Norstan’s Network Services business of $2.7 million ($2.3 million after tax), (ii) a $259,000 net gain related to payments collected on the promissory note received by the Company as part of the PRIMA Consulting arbitration settlement of February 25, 2002, ($155,000 net gain in the second quarter ended October 26, 2002) and (iii) a $269,000 net loss related to additional costs incurred in the disposition of Connaissance Consulting.

     The after-tax gain on the sale of the Network Services business reflects the reversal of a $1.6 million tax valuation allowance which had been previously established for the Company’s capital loss carryforwards. The sale of the Network Services business will allow Norstan to fully utilize these capital loss carryforwards. Accordingly, this valuation allowance was reversed through discontinued operations.

FOREIGN CURRENCY

     For Norstan’s Canadian operations, assets and liabilities are translated at exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity.

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is as follows (in thousands):

	Six Months Ended

	October 26,	October 27,
	2002	2001

Cash paid for:
Interest	$1,213	$3,017
Income taxes	$40	$59

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory valuation, depreciable lives of property and equipment, warranty reserves and others. Ultimate results may differ from those estimates.

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

COMPREHENSIVE INCOME

     Norstan reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was approximately $585,000 for the quarter ended October 26, 2002 and $197,000 for the similar period ended October 27, 2001. For the six month period ended October 26, 2002, the Company had comprehensive income of $2.8 million, as compared to $394,000 for the six months ended October 27, 2001.

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

INCOME TAXES

     Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of Norstan’s assets and liabilities at currently enacted tax rates.

     Realization of the Company’s net deferred tax asset is dependent on Norstan’s ability to generate sufficient future taxable income. With the execution of the Company’s 2002 operating plan and management’s expectations for 2003 and beyond, Norstan believes that it is more likely than not that the recorded asset will be realized. Should the Company’s operating strategies fail to produce sufficient taxable income in the future, Norstan would record an additional valuation allowance in the appropriate future reporting period, as required by generally accepted accounting principles. Norstan’s U.S. net operating loss carryforwards expire from 2020 to 2021.

     For the fiscal period ended October 26, 2002, Norstan recorded a tax provision of 38.0% on net income from continuing operations and net income from operations of discontinued operations. In addition, a provision of 38.0% was recorded on the gains on disposal of discontinued operations, net of a $608,000 tax benefit related to the Company’s deferred capital loss carryforward tax asset.

BANK FINANCING

     On July 12, 2002, Norstan entered into a new $30.0 million credit agreement with certain banks consisting of the following components: A) a $21.0 million revolving line of credit, with availability based on eligible receivables and inventory, as defined, and B) a $9.0 million term loan with quarterly payments of $1.0 million which began October 25, 2002. The revolving line matures on June 28, 2004 and the term note matures on October 29, 2004. The term note is subject to certain prepayment provisions in the event the Company receives cash from the collection of the promissory note related to the sale of Network Services. The agreement also provides that when the term loan is paid to an amount less than $5.0 million, the Company has an option to increase the revolving commitment amount to $25.0 million provided accounts receivable and inventory levels support such an increase.

     The revolving facility and term loan bear interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through December 31, 2002 with provisions for future rate reductions if Norstan meets certain financial targets. Borrowings under this agreement were $19.9 million as of October 26, 2002 and averaged $22.3 million during the first six month period of fiscal 2003 with average interest rates of 6.3%. Annual commitment fees range from .375% to .25%. Under this agreement the Company is required to maintain minimum levels of tangible net worth and EBT and achieve certain other financial ratios. As of October 26, 2002, Norstan was in compliance with all applicable financial covenants.

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

BUSINESS SEGMENTS

     Norstan delivers its products and services through three business segments, Communications Technology Solutions and Services, Resale Services and Financial Services. The Company’s interim disclosures pursuant to the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are as follows (in thousands):

	For the Quarter Ended

	October 26,		October 27,
	2002		2001

		Operating		Operating
	Revenues	Income	Revenues	Income

Communications Technology Solutions and Services	$48,732	$(62)	$53,280	$(647)
Resale Services	7,429	923	8,004	629
Financial Services	916	319	1,527	512

Totals	$57,077	$1,180	$62,811	$494

	For the Six Months Ended

	October 26,		October 27,
	2002		2001

		Operating		Operating
	Revenues	Income	Revenues	Income

Communications Technology Solutions and Services	$92,559	$(197)	$104,544	$(1,336)
Resale Services	14,828	1,549	15,086	1,540
Financial Services	1,773	597	3,257	1,119

Totals	$109,160	$1,949	$122,887	$1,323

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Norstan, Inc. (“Norstan” or the “Company”) is a full-service communications solutions and services company that delivers voice and data technologies and services, and remanufactured equipment to select corporate end-users and channel partners. Norstan offers a full range of technologies for call center design, IP telephony/PBX, messaging, infrastructure, conferencing, and mobility. Norstan manages the operations of its subsidiaries, Norstan Communications, Inc., Norstan Canada, Ltd., Norstan Financial Services, Inc., Vibes Technologies, Inc., Norstan International, Inc., and Norstan-UK Limited. The Company is headquartered in Minnetonka, Minnesota with sales and services throughout North America. Norstan’s common stock is listed on the Nasdaq stock market under the symbol NRRD.

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

     To address the complex communication requirements of its customers, Norstan provides a broad range of products and services through three interrelated business segments: Communications Technology Solutions and Services, Resale Services, and Financial Services which accounted for 84.8%, 13.6%, and 1.6% of Norstan’s revenues for the six months ended October 26, 2002, respectively. Communications Technology Solutions and Services provides best-in-class technologies and services focused on selected enterprise customers throughout North America and technology implementation and support services for network providers, manufacturers, integrators, and resellers. Resale Services provides refurbished and re-certified voice and data products to end users. Financial Services supports the sales process by providing customers with customized financing alternatives.

     In July 2002, Norstan completed the sale of its Network Services business to NetWolves Corporation for $7.5 million, consisting of $3.75 million in cash and a non-interest bearing promissory note for $3.75 million. Network Services provided multiple source long distance services and related consulting and professional services to its customers. Management concluded that the Network Services unit was not strategic to the Company’s overall future direction.

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

SUMMARY

     During the quarter ended October 26, 2002, the Company reported net income of $584,000 or $0.04 per diluted share, as compared to net income of $335,000 or $0.03 per diluted share for the quarter ended October 27, 2001. For the six month period ended October 26, 2002, the Company reported net income of $2.8 million or $0.21 per diluted share, as compared to net income of $488,000 or $0.04 per diluted share, for the similar period last year.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A			DOLLAR AMOUNTS AS A
	PERCENTAGE OF REVENUES		PERCENTAGE	PERCENTAGE OF REVENUES		PERCENTAGE
	Three Months Ended		CHANGE	Six Months Ended		CHANGE

	October 26,	October 27,	Fiscal	October 26,	October 27,	Fiscal
	2002	2001	2003 vs. 2002	2002	2001	2003 vs. 2002

REVENUES:
Communications Technology Solutions and Services	85.4%	84.8%	(8.5%)	84.8%	85.1%	(11.5%)
Resale Services	13.0%	12.8%	(7.2%)	13.6%	12.3%	(1.7%)
Financial Services	1.6%	2.4%	(40.0%)	1.6%	2.6%	(45.6%)

Total Revenues	100.0%	100.0%	(9.1%)	100.0%	100.0%	(11.2%)
COST OF SALES	68.5%	68.0%	(8.4%)	68.4%	68.3%	(11.1%)

GROSS MARGIN	31.5%	32.0%	(10.6%)	31.6%	31.7%	(11.4%)
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	29.4%	31.2%	(14.3%)	29.8%	30.6%	(13.4%)

OPERATING INCOME	2.1%	0.8%	138.8%	1.8%	1.1%	47.3%
Interest Expense and Other, Net	(0.9%)	(1.5%)	(46.1%)	(1.1%)	(1.8%)	46.5%

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	1.2%	(0.7%)	268.4%	0.7%	(0.7%)	185.1%
Provision for Income Tax	0.5%	—	100.0%	0.3%	—	100.0%

NET INCOME/(LOSS):
Continuing Operations	0.7%	(0.7%)	204.5%	0.4%	(0.7%)	152.8%
Discontinued Operations (net)	0.3%	1.2%	(79.2%)	2.1%	1.1%	66.5%

NET INCOME	1.0%	0.5%	74.5%	2.5%	0.4%	469.1%

     The following table sets forth, for the periods indicated, the gross margin percentages for Communications Technology Solutions and Services, Resale Services and Financial Services.

	Three Months Ended		Six Months Ended

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

GROSS MARGIN
Communications Technology Solutions and Services Resale Services Financial Services	29.4% 37.8% 94.0%	30.0% 35.9% 83.4%	29.8% 35.8% 91.6%	29.4% 37.3% 77.4%

RESULTS OF OPERATIONS

     REVENUES. Revenues decreased 9.1% to $57.1 million in the second quarter of fiscal 2003, as compared to $62.8 million for the second quarter of fiscal 2002. For the comparable six month periods ended October 26, 2002 and October 27, 2001, revenues decreased 11.2% to $109.2 million compared to $122.9 million.

     Current overall economic conditions have affected Norstan’s financial performance throughout the six months ended October 26, 2002, especially with respect to revenues. Reductions in capital spending in all market sectors, especially in the telecommunications industry, continue to have a significant negative effect on the Company’s revenues from Solutions and Services. However, Norstan believes that when the economy strengthens and capital spending improves, its customers will invest in communications systems and infrastructure. The Company continues to expand into tier one cities such as New York, Los Angeles, Dallas, Chicago and Atlanta, to be poised to capitalize on the opportunities available when the economy recovers.

     Revenues within the Communications Technology Solutions and Services segment decreased 8.5% to $48.7 million for the second quarter ended October 26, 2002, compared to $53.3 million for the similar period last year. Solutions and Services revenues decreased 11.5% to $92.6 million in the six month period ended October 26, 2002, as compared to $104.5 million in the similar period last year.

     Within this segment revenues from Solutions’ were down 6.2% and 19.9% for the comparable three and six month periods ended October 26, 2002 and October 27, 2001. These decreases were the result of weaker sales in the Company’s traditional product offerings, somewhat offset by increased revenues related to new products. Services’ revenues decreased 9.7% and 6.8% for the comparable three and six month periods, respectively. This resulted primarily from continued decreases in moves, adds and changes, service contract revenues and consulting revenues, which were somewhat offset by increased revenues in managed communication services, conferencing and channel services. Norstan has put forth significant effort to offset decreases in Solutions and Services revenues by expanding its channel relationships and leveraging its installation and service capabilities. In addition, the Company continues to be diligent in evaluating new sales on the basis of the quality of revenue offered.

     For the quarter ended October 26, 2002, Resale Services’ revenues decreased 7.2% to $7.4 million as compared to $8.0 million in the second quarter of fiscal 2002. Resale revenues decreased 1.7% to $14.8 million for the six months ended October 26, 2002 as compared to $15.1 million for the same period ended October 27, 2001. Vibes Technologies, the Company’s integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment, had stable revenues in the comparable quarters and increased revenues year-to-date, which were offset by decreased revenues in the Company’s Siemens Resale Services group.

     Financial Services’ revenues declined 40.1% to $916,000 for the second quarter of fiscal 2003, as compared to $1.5 million a year ago. For the similar six month periods, Financial Services revenues decreased 45.6% to $1.8 million, as compared to $3.3 million. These decreases were attributed to the Company’s strategic decision not to offer financing directly to its customers. Norstan Financial Services has partnered with Fidelity Leasing to provide financial alternatives to its customers under a private label leasing program. Revenues from Financial Services will continue to decline over the next few fiscal years as its operations wind down.

     GROSS MARGIN. Norstan’s gross margin was $18.0 million for the quarter ended October 26, 2002, down 10.6% as compared to $20.1 million for the similar period last year. As a percent of total revenues, gross margin decreased slightly to 31.5% for the second quarter of fiscal 2003 as compared to 32.0% for the second quarter of fiscal 2002.

     During the six months ended October 26, 2002, gross margin decreased 11.4% to $34.5 million as compared to $38.9 million for the first six months of fiscal 2002. Gross margin as a percent of revenues for the comparable six month periods was relatively unchanged at 31.6% for fiscal 2003 as compared to 31.7% for fiscal 2002.

     Gross margin percentages for any specific period of time are affected by numerous factors, including but not limited to competitive market pricing, product and/or service mix, labor utilization, and operational spending. In addition, for both the quarter and six months ended October 26, 2002, overall gross margin percentages were positively affected as compared to the similar periods last year by a reduction in incentive compensation for the Company’s operations departments, as a result of the Company’s lower than expected revenues.

     Gross margin as a percent of revenues for Communications Technology Solutions and Services was 29.4% and 29.8% for the three and six month periods ended October 26, 2002, as compared to 30.0% and 29.4% for the comparable periods ended October 27, 2001.

     Solutions’ margins were 23.7% and 24.1% for the three and six month periods ended October 26, 2002, which were down slightly as compared to 25.1% and 26.3% for the similar periods last year. These decreases are generally the result of customers’ increased price sensitivity and minor cost overruns on specific projects. Services’ margins were relatively flat for the comparable quarters at 32.5% for fiscal 2003 as compared to 32.6% for fiscal 2002. For the comparable six month periods, Services’ margins were 32.5% as compared to 31.2%.

     Resale’s gross margin as a percent of revenues was 37.8% and 35.8% for the three and six month periods ended October 26, 2002 as compared to 35.9% and 37.3% for the similar periods ended October 27, 2001. These changes are generally the result of changes in the mix of products sold during the comparable periods.

     Gross margin as a percent of revenues for Financial Services was 94.0% and 91.6% for the three and six month periods ended October 26, 2002 and 83.4% and 77.4% for the similar periods ended October 27, 2001. These increases in gross margin are due in part to the winding down of Financial Services’ operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 14.3% to $16.8 million in the second quarter of fiscal year 2003, from $19.6 million in the similar period last year. For the six months ended October 26, 2002, selling, general and administrative expenses decreased 13.4% to $32.6 million, as compared to $37.6 million in the comparable period last year. As a percent of revenues, selling, general and administrative expenses were 29.5% and 29.8% for the three and six month periods ended October 26, 2002, compared to 31.3% and 30.6% for the similar periods last year. The decreases in selling, general and administrative expenses are partially a result of Norstan’s continuing effort to right-size its operations in light of the current economic environment. In addition, incentive compensation expense was significantly lower in the comparable periods of fiscal 2003 as compared to fiscal 2002 due to the Company’s lower than expected revenues in the current fiscal year.

     INTEREST EXPENSE. Interest expense decreased 61.1% to $487,000 for the quarter ended October 26, 2002, from $1.3 million for the same quarter last year. For the comparable six month periods, interest expense decreased 56.3% to $1.2 million in fiscal 2003 from $2.7 million in fiscal 2002. The decreases in interest expense were primarily the result of reduced borrowings under the Company’s revolving long-term credit facilities, which were at $19.9 million as of October 26, 2002 compared to $43.0 million as of October 27, 2001, as well as a lower weighted average interest rate.

     INCOME TAXES. Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of Norstan’s assets and liabilities at currently enacted tax rates.

     Realization of the Company’s remaining net deferred tax asset is dependent on Norstan’s ability to generate sufficient future taxable income. With the execution of the Company’s 2002 operating plan and management’s expectations for 2003 and beyond, Norstan believes that it is more likely than not that the recorded asset will be realized. Should the Company’s operating strategies fail to produce sufficient taxable income in the future, Norstan would record an additional valuation allowance in the appropriate future reporting period, as required by generally accepted accounting principles. Norstan’s U.S. net operating loss carryforwards expire from 2020 to 2021.

     For the fiscal period ended October 26, 2002, Norstan recorded a tax provision of 38.0% on net income from continuing operations and net income from operations of discontinued operations. In addition, a provision of 38.0% was recorded on the gains on disposal of discontinued operations, net of a $608,000 tax benefit related to the Company’s deferred capital loss carryforward tax asset.

     Norstan did not record any income tax benefit related to the prior year’s net loss from continuing operations or income tax provision for the previous year’s net income from discontinued operations based on projections of the full fiscal year’s results and the effective tax rate, also reflecting the effect of operating loss carryforwards generated in prior fiscal years.

     NET INCOME FROM CONTINUING OPERATIONS. Norstan reported net income from continuing operations of $429,000 or $0.03 per diluted share for the quarter ended October 26, 2002, as compared to a net loss of $411,000 or $0.03 per diluted share for the same quarter last year. For the six month period ended October 26, 2002, net income from continuing operations was $473,000 or $0.04 per diluted share as compared to a net loss of $896,000 or $0.07 per share for the similar period ended October 27, 2001.

DISCONTINUED OPERATIONS.

Network Services:

     On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was completed on July 9, 2002, effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million is due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. The Company recorded a pre-tax gain on this sale of $2.7 million in its first quarter of fiscal 2003 based solely on the $3.75 million cash received. Any additional gains related to receipt of payments on the promissory note will be recorded when collection is assured. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services results of operations have been reported as discontinued operations for all periods presented.

Consulting:

     During fiscal 2001, Norstan divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. In addition to refocusing Norstan’s strategy, the absence of realized synergies between the Company’s communications and IT consulting businesses and recurring losses within the consulting business contributed to management’s decision to divest of this non-strategic business segment.

     Divestiture of its IT consulting business began on February 7, 2001 with the sale of the Company’s 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of Norstan with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. To date, $1.0 million has been collected on one of the notes and the remaining $12.0 million has been fully reserved for, including a charge of $5.0 million recorded during the fourth quarter of fiscal 2002.

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

     The results of these two business units have historically been reported as the Company’s “Consulting” business segment. With these sales, Consulting’s results of operations are reported as discontinued operations for all periods presented.

Financial Information Related to Discontinued Operations:

Net assets of discontinued operations include the following (in thousands):

	As of

	October 26,	April 30,
	2002	2002

Assets:
Cash, accounts receivable and inventories	$261	$1,571
Net property and equipment	—	621
Notes receivable, prepaids and other assets	1,169	4,769
Liabilities:
Accounts payable	(323)	(1,487)
Accrued -
Salaries & wages	—	(106)
Future lease obligations	(853)	(863)
Other liabilities	—	(423)

Net assets (liabilities) of discontinued operations	254	4,082
Less: Current portion (asset)/liability	399	(2,985)

	$653	$1,097

     Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

Revenues	$—	$5,564	$3,521	$11,564
Cost of sales	—	4,064	2,494	8,439

Gross margin	—	1,500	1,027	3,125
Sales, general and administrative expenses	—	754	993	1,741

Operating income	—	746	34	1,384
Other income (expense), net	—	—	(1)	—

Net income before taxes	—	746	33	1,384
Income tax provision	—	—	13	—

Net income from discontinued operations	$—	$746	$20	$1,384

     In addition to the operating results above, Norstan recorded a net gain on the disposal of discontinued operations of $2.3 million in the first six months of fiscal 2003. The gain on disposal includes the following: (i) a pre-tax gain on the sale of Norstan’s Network Services business of $2.7 million ($2.3 million after tax), (ii) a $259,000 net gain related to payments collected on the promissory note received by the Company as part of the PRIMA Consulting arbitration settlement of February 25, 2002, ($155,000 net gain in the second quarter ended October 26, 2002) and (iii) a $269,000 net loss related to additional costs incurred in the disposition of Connaissance Consulting.

     The after-tax gain on the sale of the Network Services business reflects the reversal of a $1.6 million tax valuation allowance which had been previously established for the Company’s capital loss carryforwards. The sale of the Network Services business will allow Norstan to fully utilize these capital loss carryforwards. Accordingly, this valuation allowance was reversed through discontinued operations.

     NET INCOME. For the quarter ended October 26, 2002, Norstan reported net income of $584,000 or $0.04 per diluted share, as compared to net income of $335,000 or $0.03 per diluted share in the same quarter last year. For the six months ended October 26, 2002, net income was $2.8 million or $0.21 per diluted share as compared to $488,000 or $0.04 per share for the similar period of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended October 26, 2002, continuing operating activities utilized cash of $2.7 million compared to providing cash of $9.6 million in the similar period last year. This change is mainly due to collection of tax refunds in fiscal year 2003 offset by increased accounts receivable and reductions in accrued liabilities (primarily bonuses accrued at fiscal year end and paid in June 2002). Investing activities provided cash of $6.3 million in the current six month period as compared to $7.5 million in the similar period last year. This improvement is the result of reduced spending on capital assets and continued reduction in investments in lease contracts as Norstan’s leasing activity winds down. The funds provided by investing activities and new borrowings on discounted lease rentals of $3.6 million were used to repay the Company’s long-term debt. As a result, financing activities utilized net cash of $9.9 million during the six months ended October 26, 2002 as compared to $14.9 million in the comparable six month period ended October 27, 2001.

     CAPITAL EXPENDITURES. The Company used $2.2 million for capital expenditures during the six months ended October 26, 2002, compared to $2.9 million in the similar period last year. These expenditures were primarily for hardware and software systems.

     INVESTMENT IN LEASE CONTRACTS. Norstan has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company is winding down its leasing activities. The additional investment made in lease contracts in the first six months of fiscal year 2003 was minimal totaling $224,000 as compared to $2.5 million in the comparable period of fiscal 2002. Net lease receivables decreased to $16.5 million at October 26, 2002 from $25.4 million at April 30, 2002.

     Norstan utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $12.8 million at October 26, 2002 as compared to $13.5 million at April 30, 2002. Interest rates on these credit agreements at October 26, 2002 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through March 2007. Payments due to financial institutions are made from monthly collections of lease receivables from customers. Norstan also sold certain leases to a third party on a non-recourse basis during July and August 2001. Total proceeds from these sales were $6.4 million which is reflected on the Consolidated Statements of Cash Flow in “Financing Activities”.

BANK FINANCING

     On July 12, 2002, Norstan entered into a new $30.0 million credit agreement with certain banks consisting of the following components: A) a $21.0 million revolving line of credit, with availability based on eligible receivables and inventory, as defined, and B) a $9.0 million term loan with quarterly payments of $1.0 million which began October 25, 2002. The revolving line matures on June 28, 2004 and the term note matures on October 29, 2004. The term note is subject to certain prepayment provisions in the event the Company receives cash from the collection of the promissory note related to the sale of Network Services. The agreement also provides that when the term loan is paid to an amount less than $5.0 million, the Company has an option to increase the revolving commitment amount to $25.0 million provided accounts receivable and inventory levels support such an increase.

     The revolving facility and term loan bear interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through December 31, 2002 with provisions for future rate reductions if Norstan meets certain financial targets. Borrowings under this agreement were $19.9 million as of October 26, 2002. Annual commitment fees range from .375% to .25%. Under this agreement the Company is required to maintain minimum levels of tangible net worth and EBT and achieve certain other financial ratios. As of October 26, 2002, Norstan was in compliance with all applicable financial covenants.

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

FORWARD-LOOKING STATEMENTS

     From time to time, Norstan may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, Norstan notes that a variety of factors could cause Norstan’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of Norstan’s business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industries; Norstan’s business in Canada; stability of foreign governments; market acceptance of the Company’s products and services; Norstan’s continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors. Because these and other factors could affect Norstan’s operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

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

     INTEREST RATE RISK. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not results of operations or cash flows. Norstan does not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt will not have an effect on results of operations or cash flows until the Company decides, or is required, to refinance such debt.

     For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. Norstan has variable rate debt of $19.9 million outstanding at October 26, 2002 with a weighted average interest rate of 5.14%. Assuming that the Company’s balance of variable rate debt remains constant at $19.9 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in cash flows of $199,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in cash flows of $199,000.

     Norstan historically financed customer equipment purchases with fixed rate, sales-type leases. The resulting stream of future lease payments was, in turn, used to borrow funds from financial institutions at fixed rates on a nonrecourse basis. Norstan is not exposed to interest rate risk in connection with these arrangements because: (i) both the leases and the debt are at fixed interest rates; and (ii) Norstan typically entered into lending arrangements shortly after execution of the related leases.

     FOREIGN CURRENCY RISK. Norstan is exposed to foreign currency rate risk. Substantially all foreign exchange exposure related to the value of the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar during the fiscal year ended April 30, 2002 and for the six months ended October 26, 2002 remained relatively unchanged.

     Assets and liabilities outside the United States are located primarily in Canada. The Company’s investments in its foreign subsidiary with a functional currency other than the U.S. dollar are not hedged. The potential loss in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate would not materially affect Norstan’s consolidated financial position, results of operations or cash flows. Any gain or loss in fair value associated with the Canadian dollar would be recorded as a separate component of shareholders’ equity in the Consolidated Balance Sheet of the Company.

     DERIVATIVE FINANCIAL INSTRUMENTS. Norstan currently does not have any derivative financial instruments in place to manage interest costs, but may consider utilizing such instruments in the future as a means to manage interest rate risk.

CONTROLS AND PROCEDURES

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, Norstan’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Norstan in this report is accumulated and communicated to Norstan’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in Norstan’s internal controls or other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     Norstan is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving Norstan for which the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

     On February 25, 2002, Norstan was awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) which claims arise out of the Company’s September 1997 acquisition of PRIMA. Subsequently, Norstan reached a settlement with Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments which began in June 2002, and certain real properties. As a result of the settlement, Norstan recorded a $3.0 million gain in the fourth quarter of fiscal 2002, based on cash received. Norstan recorded a full reserve against the real property and the promissory note and will record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. The Company has recorded a net gain of approximately $259,000 through discontinued operations relating to payments received on the promissory note during the first six month of fiscal 2003 ended on October 26, 2002.

     In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative who claims he is owed $458,675 in additional commissions. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. The Company believes the ruling is in error and has filed an appeal. However, there can be no assurance that the Company will be successful in its appeal. Management believes that the October 26, 2002 consolidated financial statements adequately reflect Norstan’s exposure under this lawsuit.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On September 13, 2002, the annual meeting of shareholders of the Company (the “Annual Meeting”) was held.

(b)	At the Annual Meeting, the following directors were elected:

Paul Baszucki	Alan L. Mendelson
Jack Eickhoff	Dr. Jagdish N. Sheth
James C. Granger	Mercedes Walton
Connie M. Levi

(c)	The following items were voted upon at the Annual Meeting:

(1)	Election of Directors:

Name	Votes For	Votes Withheld

Paul Baszucki	9,971,492	92,028
James C. Granger	9,991,521	78,000
Jack Eickhoff	10,020,785	48,736
Connie M. Levi	9,961,698	107,823
Alan L. Mendelson	9,832,947	236,574
Dr. Jagdish N. Sheth	9,849,896	219,625
Mercedes Walton	9,903,484	166,037

(4)	The shareholders approved an amendment to the 2000 Employee Stock Purchase Plan of Norstan, Inc. increasing the number of shares of common stock issuable thereunder from 1,300,000 to 1,800,000 shares. A total of 9,125,840 shares were voted for the amendment to this plan, 377,688 shares were voted against, and 565,992 abstained.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC.
Registrant

Date: December 10, 2002	By	/s/ James C. Granger James C. Granger Chief Executive Officer and President (Principal Executive Officer)

Date: December 10, 2002	By	/s/ Scott G. Christian Scott G. Christian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, James C. Granger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Norstan, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James C. Granger

James C. Granger
President and Chief Executive Officer
(Principal Executive Officer)
December 10, 2002

CERTIFICATION

I, Scott G. Christian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Norstan, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Scott G. Christian

Scott G. Christian
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)
December 10, 2002