Form 10-Q
period 2003-01-25
NORSTAN INC
filed 2003-03-11
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JANUARY 25, 2003

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

Yes ☒. No ☐.

On February 26, 2003, there were 12,708,786 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES
CERTIFICATION
CERTIFICATION
EX-99.1 Certification Pursuant to 18 USC Sect.1350
EX-99.2 Certification Pursuant to 18 USC Sect.1350

PART I. FINANCIAL INFORMATION
ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

REVENUES
Communications Technology Solutions and Services	$51,242	$53,811	$143,801	$158,355
Resale Services	6,804	7,673	21,632	22,759
Financial Services	712	1,083	2,485	4,340

Total Revenues	58,758	62,567	167,918	185,454

COST OF SALES
Communications Technology Solutions and Services	37,329	39,510	102,320	113,281
Resale Services	4,439	5,019	13,955	14,473
Financial Services	(19)	132	130	869

Total Cost of Sales	41,749	44,661	116,405	128,623

GROSS MARGIN
Communications Technology Solutions and Services	13,913	14,301	41,481	45,074
Resale Services	2,365	2,654	7,677	8,286
Financial Services	731	951	2,355	3,471

Total Gross Margin	17,009	17,906	51,513	56,831

Selling, General & Administrative Expenses	16,397	17,652	48,952	55,254
OPERATING INCOME	612	254	2,561	1,577
Interest Expense	(510)	(1,127)	(1,689)	(3,823)
Other Income (Expense), Net	32	273	25	750

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	134	(600)	897	(1,496)
Provision for Income Tax	51	—	341	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	83	(600)	556	(1,496)

DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax provision of $13 in 2003	—	760	20	2,144
Gain on disposal of discontinued operations, net of tax provision of $204 and $623 in 2003	333	—	2,617	—

NET INCOME	$416	$160	$3,193	$648

NET INCOME (LOSS) PER SHARE — BASIC
CONTINUING OPERATIONS	$0.01	$(0.05)	$0.05	$(0.13)
DISCONTINUED OPERATIONS	0.02	0.06	0.21	0.18

NET INCOME (LOSS) PER SHARE — BASIC	$0.03	$0.01	$0.26	$0.05

NET INCOME (LOSS) PER SHARE — DILUTED
CONTINUING OPERATIONS	$0.01	$(0.05)	$0.04	$(0.12)
DISCONTINUED OPERATIONS	0.02	0.06	0.20	0.17

NET INCOME (LOSS) PER SHARE — DILUTED	$0.03	$0.01	$0.24	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,524	12,054	12,443	12,024

DILUTED	13,131	12,769	13,079	12,633

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(In thousands, except share amounts)

	January 25,	April 30,
	2003	2002

ASSETS
CURRENT ASSETS
Cash	$3,212	$1,936
Accounts receivable, net of allowances for doubtful accounts of $934 and $1,228	35,499	29,898
Lease receivables	8,133	13,404
Inventories	6,721	4,312
Costs and estimated earnings in excess of billings of $8,870 and $6,041	6,625	4,772
Income taxes receivable	—	7,761
Prepaid expenses, deposits and other	5,508	6,753
Net current assets of discontinued operations	5	2,985

TOTAL CURRENT ASSETS	65,703	71,821

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	88,298	85,210
Less-accumulated depreciation and amortization	(70,737)	(64,058)

NET PROPERTY AND EQUIPMENT	17,561	21,152

OTHER ASSETS
Lease receivables, net of current portion	6,870	11,947
Goodwill, net of accumulated amortization of $6,393 and $6,369	3,911	3,883
Deferred income taxes	11,794	12,592
Net non-current assets of discontinued operations	476	1,097
Other	124	73

TOTAL OTHER ASSETS	23,175	29,592

TOTAL ASSETS	$106,439	$122,565

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(In thousands, except share amounts)

	January 25,	April 30,
	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3,043	$4,127
Current maturities of discounted lease rentals	6,056	7,230
Accounts payable	14,917	15,679
Deferred revenue	22,039	21,372
Accrued -
Salaries and wages	2,705	11,933
Other liabilities	6,945	7,810
Billings in excess of costs and estimated earnings of $16,439 and $27,579	6,702	5,663

TOTAL CURRENT LIABILITIES	62,407	73,814

LONG-TERM DEBT, net of current maturities	18,008	25,540
DISCOUNTED LEASE RENTALS, net of current maturities	4,562	6,295
SHAREHOLDERS’ EQUITY
Common stock — $.10 par value; 40,000,000 authorized shares; 12,709,536 and 12,429,507 shares issued and outstanding	1,271	1,243
Capital in excess of par value	56,585	55,856
Accumulated deficit	(34,218)	(37,412)
Unamortized cost of stock	(240)	(674)
Accumulated other comprehensive loss	(1,936)	(2,097)

TOTAL SHAREHOLDERS’ EQUITY	21,462	16,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,439	$122,565

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

(In thousands)

	Nine Months Ended

	January 25,	January 26,
	2003	2002

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$556	$(1,496)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by continuing operations:
Restructuring charges paid	—	(974)
Depreciation and amortization	7,098	10,848
Deferred income taxes	339	(429)
Changes in operating items:
Accounts receivable	(5,541)	(6,462)
Inventories	(2,387)	1,641
Costs and estimated earnings in excess of billings	(1,845)	3,320
Prepaid expenses, deposits and other	1,247	(1,301)
Accounts payable	(796)	(6,851)
Deferred revenue	614	2,007
Income taxes payable/receivable	8,234	2,485
Accrued liabilities	(10,083)	4,999
Billings in excess of costs and estimated earnings	1,028	730

Net cash (used for) provided by operating activities	(1,536)	8,517

INVESTING ACTIVITIES
Additions to property and equipment, net	(2,975)	(3,714)
Investment in lease contracts	(228)	(2,719)
Proceeds from lease contracts	10,621	18,773
Other, net	112	(102)

Net cash provided by investing activities	7,530	12,238

FINANCING ACTIVITIES
Proceeds from the sale of leases	—	6,430
Borrowings on long-term debt	124,988	236,492
Repayments of long-term debt	(133,603)	(253,032)
Borrowings on discounted lease rentals	3,620	—
Repayments of discounted lease rentals	(6,560)	(9,630)
Proceeds from sale of common stock	757	487

Net cash used for financing activities	(10,798)	(19,253)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16	(32)

NET CASH FLOW FROM CONTINUING OPERATIONS	(4,788)	1,470
NET CASH FLOW FROM DISCONTINUED OPERATIONS	6,064	(608)
CASH, BEGINNING OF PERIOD	1,936	2,106

CASH, END OF PERIOD	$3,212	$2,968

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 25, 2003

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

     Financial Information Related to Discontinued Operations:

     Net assets of discontinued operations include the following (in thousands):

	As of

	January 25,	April 30,
	2003	2002

Assets:
Cash, accounts receivable and inventories	$165	$1,571
Net property and equipment	—	621
Notes receivable, prepaids and other assets	1,139	4,769
Liabilities:
Accounts payable	(127)	(1,487)
Accrued -
Salaries & wages	—	(106)
Future lease obligations	(696)	(863)
Other liabilities	—	(423)

Net assets of discontinued operations	481	4,082
Less: Current portion	(5)	(2,985)

	$476	$1,097

Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Revenues	$—	$4,769	$3,521	$16,333
Cost of sales	—	3,201	2,494	11,640

Gross margin	—	1,568	1,027	4,693
Sales, general and administrative expenses	—	808	993	2,549

Operating income	—	760	34	2,144
Other income (expense), net	—	—	(1)	—

Net income before taxes	—	760	33	2,144
Income tax provision	—	—	13	—

Net income from discontinued operations	$—	$760	$20	$2,144

     In addition to the operating results above, Norstan recorded a net gain on the disposal of discontinued operations of $2.6 million in the first nine months of fiscal 2003. The gain on disposal includes the following: (i) a pre-tax gain on the sale of Norstan’s Network Services business of $2.7 million ($2.3 million after tax), (ii) a $591,000 gain, net of tax, related to payments on the promissory note received by the Company as part of the PRIMA Consulting arbitration settlement of February 25, 2002, ($333,000, after tax, in the third quarter ended January 25, 2003) and (iii) a $269,000 net loss related to additional costs incurred in the disposition of Connaissance Consulting.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is as follows (in thousands):

	Nine Months Ended

	January 25,	January 26,
	2003	2002

Cash paid for:
Interest	$1,646	$4,651
Income taxes	$149	$177

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will adopt the new disclosure provisions of SFAS No. 148 effective with its fourth quarter of fiscal 2003. The adoption will have no impact on the Company’s consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN 45 during this fiscal third quarter of 2003. The Company is subject to warranty claims for products and overall solutions that fail to perform as expected due to design, installation or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products/solutions and bear the cost of repair or replacement of such products/solutions. Depending on the terms under which the Company supplies products/solutions to its customers, a customer may hold the Company responsible for some or all of the repair, replacement or redesign/reinstallation costs of defective products/solutions, when the product/solution supplied did not perform as presented. The Company generally provides customers a warranty on product’s consistent with the warranty the Company receives from the original equipment manufacturer. Therefore, in most instances, the original equipment manufacturer bears the cost to replace defective products. The Company will provide the necessary labor to redesign, reinstall or replace products/solutions that did not perform as presented. The Company’s policy is to reserve for estimated future customer warranty costs based upon historical trends of actual costs incurred. The warranty reserve is included in other accrued liabilities within the Company’s consolidated balance sheet. The following presents a summary of the warranty provision (in thousands):

Beginning balance April 30, 2002	$1,526
Reductions for payments made	(1,738)
Provision for reserves recorded	1,667
Currency translation adjustment	5

Ending balance January 25, 2003	$1,460

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 modifies the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. While Norstan does not currently anticipate the adoption will have a material impact on its current financial position or results of operations, should Norstan initiate further exit or disposal activities, Norstan would be required to follow this new pronouncement.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets To Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. Norstan adopted SFAS No. 144 in fiscal 2003 which did not have a significant effect on its consolidated financial position or results of operations.

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

COMPREHENSIVE INCOME

     Norstan reports comprehensive income and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. For the Company, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was approximately $571,000 for the quarter ended January 25, 2003 and $39,000 for the similar period ended January 26, 2002. For the nine month period ended January 25, 2003, the Company had comprehensive income of $3.4 million as compared to $433,000 for the nine months ended January 26, 2002.

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

     Realization of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income. Management’s expectations regarding future operating results led it to believe that it is more likely than not that the recorded asset will be realized. Should the Company’s operating strategies fail to produce sufficient taxable income in the future, Norstan would record an additional valuation allowance in the appropriate future reporting period, as required by generally accepted accounting principles. Norstan’s U.S. net operating loss carryforwards expire from 2020 to 2021.

     For the nine months ended January 25, 2003, Norstan recorded a tax provision of 38.0% on net income from continuing operations and net income from operations of discontinued operations. In addition, a provision of 38.0% was recorded on the gains on disposal of discontinued operations, net of a $608,000 tax benefit related to the Company’s deferred capital loss carryforward tax asset.

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

     The revolving facility and term loan bore interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through December 31, 2002. As of January 1 and through January 25, 2003, applicable interest rates were the bank’s reference rate and/or Eurodollar rate advance plus 2.0% with provisions for future rate reductions if Norstan meets certain financial targets. Borrowings under this agreement were $21.0 million as of January 25, 2003 and averaged $21.7 million during the first nine month period of fiscal 2003 with average interest rates of 5.7%. Annual commitment fees range from      .375% to .25%. Under this agreement the Company is required to maintain minimum levels of tangible net worth and EBT (earnings before taxes) and achieve certain other financial ratios. As of January 25, 2003, Norstan was in compliance with all applicable financial covenants.

     Norstan’s management believes that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, cash received or expected to be received from collection of promissory notes or other transactions, including the issuance of equity securities, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2003.

BUSINESS SEGMENTS

     Norstan delivers its products and services through three business segments, Communications Technology Solutions and Services, Resale Services and Financial Services. The Company’s interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are as follows (in thousands):

	For the Quarter Ended

	January 25,		January 26,
	2003		2002

		Operating		Operating
	Revenues	Income/(Loss)	Revenues	Income/(Loss)

Communications Technology Solutions and Services	$51,242	$(352)	$53,811	$(796)
Resale Services	6,804	685	7,673	680
Financial Services	712	279	1,083	370

Totals	$58,758	$612	$62,567	$254

	For the Nine Months Ended

	January 25,		January 26,
	2003		2002

		Operating		Operating
	Revenues	Income/(Loss)	Revenues	Income/(Loss)

Communications Technology Solutions and Services	$143,801	$(563)	$158,355	$(2,143)
Resale Services	21,632	2,245	22,759	2,220
Financial Services	2,485	879	4,340	1,500

Totals	$167,918	$2,561	$185,454	$1,577

SUBSEQUENT EVENT

Acquisition of Voice Over IP Applications Software Assets

     On March 7, 2003, Norstan announced that it had purchased certain assets and intellectual property, effective March 1, 2003, from NetCom Systems, Inc. related to NetCom’s voice over Internet Protocol (IP) telephony applications software operations. This group is involved in the development of applications that increase the effectiveness and productivity of IP communications systems. The software assets purchased as part of this transaction include the NetCom Internet Protocol Application (NIPA) Framework — an IP application framework/architecture which provides a base for the development of efficient and effective IP solutions. Currently, the NIPA Framework is used specifically with Cisco’s AVVID enterprise architecture; however, it can be easily interfaced with multiple manufacturers of IP solutions. In addition to the NIPA framework, the Company acquired certain applications which have been developed to effectively meet specific needs of IP telephony users, including; Soft BossAdmin, IP ZonePage, IP Call Block, IP 911 Alert, IP Dial-Out and IP GMS (Guest Management Services). The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing and $1.1 million 120 days after the closing and guaranteed payments of $800,000 payable over the next two years. The purchase agreement provides that Norstan may pay NetCom contingent consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. At the Company’s discretion, up to 50 percent of any contingent consideration may be paid in shares of the Company’s common stock. The Company will fund the purchase of these assets from borrowings under the Company’s revolving credit facility or through the issuance of equity securities. The Company has hired certain key NetCom personnel who were involved in NetCom’s development of IP telephony applications software.

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

     Norstan drives its business by delivering legendary service through the installation of a broad array of technology platforms, software solutions and on-going system maintenance needs. The Company draws its customers from the banking/finance, healthcare, manufacturing, retail, government, education, utilities, finance/insurance and non-profit sectors. The Company derives revenues from technology service support sales to a broad channel of manufacturers, resellers and distributors and through partnerships with manufacturers offering best-in-class technology. Norstan also maintains a direct sales effort focused on Fortune 2000 companies and an inside sales force focused on smaller opportunities. The Company’s remanufactured equipment segment supports Norstan’s customer base, channel partners, resellers and distributors with efficient and reliable resale services.

     To address the complex communication requirements of its customers, Norstan provides a broad range of products and services through three interrelated business segments: Communications Technology Solutions and Services, Resale Services, and Financial Services which accounted for 85.6%, 12.9%, and 1.5% of Norstan’s revenues for the nine months ended January 25, 2003, respectively. Communications Technology Solutions and Services provides best-in-class technologies and services focused on selected enterprise customers throughout North America and technology implementation and support services for network providers, manufacturers, integrators, and resellers. Resale Services provides refurbished and re-certified voice and data products to end users. Financial Services supports the sales process by providing customers with customized financing alternatives.

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

SUMMARY

     During the quarter ended January 25, 2003, the Company reported net income of $416,000 or $0.03 per diluted share, as compared to net income of $160,000 or $0.01 per diluted share for the comparable quarter ended January 26, 2002. For the nine month period ended January 25, 2003, the Company reported net income of $3.2 million or $0.24 per diluted share, as compared to net income of $648,000 or $0.05 per diluted share, for the similar period last year.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A			DOLLAR AMOUNTS AS A
	PERCENTAGE OF REVENUES		PERCENTAGE	PERCENTAGE OF REVENUES		PERCENTAGE
	Three Months Ended		CHANGE	Nine Months Ended		CHANGE

	January 25,	January 26,	Fiscal	January 25,	January 26,	Fiscal
	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002

REVENUES:
Communications Technology Solutions and Services	87.2%	86.0%	(4.8%)	85.6%	85.4%	(9.2%)
Resale Services	11.6%	12.3%	(11.3%)	12.9%	12.3%	(5.0%)
Financial Services	1.2%	1.7%	(34.3%)	1.5%	2.3%	(42.7%)

Total Revenues	100.0%	100.0%	(6.1%)	100.0%	100.0%	(9.5%)
COST OF SALES	71.0%	71.4%	(6.5%)	69.3%	69.4%	(9.5%)

GROSS MARGIN	29.0%	28.6%	(5.0%)	30.7%	30.6%	(9.4%)
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	28.0%	28.2%	(7.1%)	29.2%	29.8%	(11.4%)

OPERATING INCOME	1.0%	0.4%	141.0%	1.5%	0.8%	62.4%
Interest Expense and Other, Net	(0.8%)	(1.4%)	(44.0%)	(1.0%)	(1.6%)	(45.9%)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	0.2%	(1.0%)	122.4%	0.5%	(0.8%)	160.0%
Provision for Income Tax	0.1%	—	N/A	0.2%	—	N/A

NET INCOME/(LOSS):
Continuing Operations	0.1%	(1.0%)	113.9%	0.3%	(0.8%)	137.2%
Discontinued Operations (net)	0.6%	1.2%	(56.2%)	1.6%	1.2%	23.0%

NET INCOME	0.7%	0.2%	160.3%	1.9%	0.4%	392.8%

     The following table sets forth, for the periods indicated, the gross margin percentages for Communications Technology Solutions and Services, Resale Services and Financial Services.

	Three Months Ended		Nine Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

GROSS MARGIN PERCENTAGES:
Communications Technology Solutions and Services	27.2%	26.6%	28.9%	28.5%
Resale Services	34.8%	34.6%	35.5%	36.4%
Financial Services	102.7%	87.8%	94.8%	80.0%

RESULTS OF OPERATIONS

     REVENUES. Revenues decreased 6.1% to $58.8 million in the third quarter of fiscal 2003, as compared to $62.6 million for the third quarter of fiscal 2002. For the comparable nine month periods ended January 25, 2003 and January 26, 2002, revenues decreased 9.5% to $167.9 million compared to $185.5 million.

     Current overall economic conditions have impacted Norstan’s financial performance throughout the nine months ended January 25, 2003, especially regarding revenues. Reductions in capital spending in all market sectors, especially in the telecommunications industry, continue to have a significant negative impact on the Company’s revenues from Solutions and Services. However, Norstan continues to believe that when the economy strengthens and capital spending improves, its customers will invest in communications systems and infrastructure. The Company continues its expansion into tier one cities such as New York, Los Angeles, Dallas and Chicago, to be poised to capitalize on the opportunities available when the economy rebounds. These new opportunities were strong contributors to the Company’s third quarter and year-to-date revenues.

     Revenues within the Communications Technology Solutions and Services segment decreased 4.8% to $51.2 million for the third quarter ended January 25, 2003, compared to $53.8 million for the similar period last year. Solutions and Services revenues decreased 9.2% to $143.8 million in the nine month period ended January 25, 2003, as compared to $158.4 million in the similar period last year.

     Within this segment, revenues from Solutions’ were up 5.5% for the comparable quarters ended January 25, 2003 and January 26, 2002. This increase was due to increased revenues from cabling solutions and new product offerings which were somewhat offset by decreases in revenues from the Company’s traditional product offerings. For the comparable nine month periods, Solutions’ revenues were down 10.9%. The year-to-date weakness in traditional product offerings more than offset the increased revenues related to new products. Customers’ capital spending in the Solutions’ business continues to be pushed out due to the continued economic uncertainty.

     Services’ revenues were down 11.1% and 8.2% for the comparable three and nine month periods ended January 25, 2003 and January 26, 2002. These decreases were primarily due to lower revenues from service contracts, moves, adds and changes (MAC), consulting and conferencing which were somewhat offset by increased revenues from managed communications and channel services. Service contract and MAC revenues have been trending down as the Company has experienced some erosion in its customer base, competitive market conditions and the decline in new installations.

     Norstan has put forth significant effort to offset decreases in Solutions and Services revenues by expanding its channel relationships and leveraging its installation and service capabilities. In addition, the Company continues to be diligent in evaluating new sales on the basis of quality of revenue offered.

     For the quarter ended January 25, 2003, Resale Services’ revenues decreased 11.3% to $6.8 million as compared to $7.7 million in the third quarter of fiscal 2002. Resale revenues decreased 5.0% to $21.6 million for the nine months ended January 25, 2003 as compared to $22.8 million for the same period ended January 26, 2002. Vibes Technologies, the Company’s integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment, had stable revenues in the comparable nine month periods which were offset by decreased revenues in the Company’s Siemens Resale Services group. Both of the Resale business units experienced decreases in revenues of over 11.0% in quarter three of fiscal 2003 as compared to the similar quarter in fiscal 2002. Revenues in this segment were also impacted by the overall economy as well as the maturity of certain equipment supported by the Resale Services group.

     Financial Services’ revenues declined 34.3% to $712,000 for the third quarter of fiscal 2003 as compared to $1.1 million a year ago. For the similar nine month periods, Financial Services revenues decreased 42.7% to $2.5 million as compared to $4.3 million. These decreases were attributed to the Company’s strategic decision not to offer financing directly to its customers. Norstan Financial Services has partnered with Fidelity Leasing to provide financial alternatives to its customers under a private label leasing program. Revenues from Financial Services will continue to decline over the next few fiscal years as its operations wind down.

     GROSS MARGIN. Norstan’s gross margin was $17.0 million for the quarter ended January 25, 2003, down 5.0% as compared to $17.9 million for the similar period last year. As a percent of total revenues, gross margin was relatively unchanged at 29.0% for the third quarter of fiscal 2003 as compared to 28.6% for the third quarter of fiscal 2002.

     During the nine months ended January 25, 2003, gross margin decreased 9.4% to $51.5 million as compared to $56.8 million for the first nine months of fiscal 2002. Gross margin as a percent of revenues for the comparable nine month periods was 30.7% for fiscal 2003 as compared to 30.6% for fiscal 2002.

     Gross margin percentages for any specific period of time are impacted by numerous factors, including but not limited to competitive market pricing, product and/or service mix, labor utilization, and operations spending. In addition, for both the quarter and nine months ended January 25, 2003, overall gross margin percentages were positively impacted, as compared to the similar periods last year, by a reduction in incentive compensation for the Company’s operations departments, as a result of the Company’s lower than expected performance.

     Gross margin as a percent of revenues for Communications Technology Solutions and Services was 27.2% and 28.9% for the three and nine month periods ended January 25, 2003, as compared to 26.6% and 28.5% for the comparable periods ended January 26, 2002.

     Solutions’ margins were 21.6% and 23.1% for the three and nine month periods ended January 25, 2003 as compared to 23.4% and 25.3% for the similar periods last year. These year-over-year decreases were generally the result of customers’ increased price sensitivity, changing product mix and minor cost overruns on specific jobs. Solutions’ margins will continue to experience downward pressure in these challenging economic conditions and with the Company’s changing product mix.

     Services’ margins were 31.2% and 32.0% for the current three and nine month periods as compared to 28.5% and 30.3% for the similar periods last year. Margins for the current fiscal periods were favorably impacted by reduced incentive compensation and lower headcounts. However, Service margins were also under downward pressure from customer price sensitivity as well as lower labor productivity during the third quarter.

     Resale’s gross margin as a percent of revenues was 34.8% and 35.5% for the three and nine month periods ended January 25, 2003 as compared to 34.6% and 36.4% for the similar periods ended January 26, 2002. These are generally the result of changes in the mix of products sold during the comparable periods.

     Gross margin as a percent of revenues for Financial Services was 102.7% and 94.8% for the three and nine month periods ended January 25, 2003 and 87.8% and 80.0% for the similar periods ended January 26, 2002. These increases in gross margin are due primarily from the continued winding down of Financial Services’ operations and the run-out of its portfolio.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 7.1% to $16.4 million in the third quarter of fiscal year 2003, from $17.7 million in the similar period last year. For the nine months ended January 25, 2003, selling, general and administrative expenses decreased 11.4% to $50.0 million as compared to $55.3 million in the comparable period last year. As a percent of revenues, selling, general and administrative expenses were 28.0% for the quarter ended January 25, 2003 as compared to 28.2% for the similar period last year. For the comparable nine month periods, selling, general and administrative expenses were 29.2% as compared to 29.8%. The decreases in selling, general and administrative expenses are partially a result of Norstan’s continuing effort to right-size its operations in light of the current economic environment. In addition, incentive compensation expense was significantly lower in the comparable periods of fiscal 2003 as compared to the similar periods of fiscal 2002 due to lower than expected performance in the current fiscal year.

     INTEREST EXPENSE. Interest expense decreased 54.7% to $510,000 for the quarter ended January 25, 2003 from $1.1 million for the same quarter last year. For the comparable nine month periods, interest expense decreased 55.8% to $1.7 million in fiscal 2003 from $3.8 million in fiscal 2002. The decreases in interest expense were primarily the result of a decrease in borrowings under the Company’s revolving long-term credit facilities, which were at $21.0 million as of January 25, 2003 compared to $42.4 million as of January 26, 2002 as well as significantly reduced weighted average interest rates.

     INCOME TAXES. Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of Norstan’s assets and liabilities at currently enacted tax rates.

     Realization of the remaining net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income. Management’s expectations regarding future operating results led it to believe that it is more likely than not that the recorded asset will be realized. Should the Company’s operating strategies fail to produce sufficient taxable income in the future, Norstan would record an additional valuation allowance in the appropriate future reporting period, as required by generally accepted accounting principles. Norstan’s U.S. net operating loss carryforwards expire from 2020 to 2021.

     For the fiscal periods ended January 25, 2003, Norstan recorded a tax provision of 38.0% on net income from continuing operations and net income from operations of discontinued operations. In addition, a provision of 38.0% was recorded on the gains on disposal of discontinued operations, net of a $608,000 tax benefit related to the Company’s deferred capital loss carryforward tax asset.

     Norstan did not record any income tax benefit related to the prior year’s net loss from continuing operations or income tax provision for the previous year’s net income from discontinued operations based on projections of the full fiscal year’s results and the effective tax rate, also reflecting the effect of operating loss carryforwards generated in prior fiscal years.

     NET INCOME FROM CONTINUING OPERATIONS. Norstan reported net income from continuing operations of $83,000 or $0.01 per diluted share for the quarter ended January 25, 2003, as compared to a net loss of $600,000 or a loss of $0.05 per diluted share for the same quarter last year. For the nine month period ended January 25, 2003, net income from continuing operations was $556,000 or $0.04 per diluted share as compared to a net loss of $1.5 million or a loss of $0.12 per share for the similar period ended January 26, 2002.

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

Financial Information Related to Discontinued Operations:

Net assets of discontinued operations include the following (in thousands):

	As of

	January 25,	April 30,
	2003	2002

Assets:
Cash, accounts receivable and inventories	$165	$1,571
Net property and equipment	—	621
Notes receivable, prepaids and other assets	1,139	4,769
Liabilities:
Accounts payable	(127)	(1,487)
Accrued -
Salaries & wages	—	(106)
Future lease obligations	(695)	(863)
Other liabilities	—	(423)

Net assets of discontinued operations	481	4,082
Less: Current portion	(5)	(2,985)

	$476	$1,097

Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	January 25,	January 26,	January 25,	January 26,
	2003	2002	2003	2002

Revenues	$—	$4,769	$3,521	$16,333
Cost of sales	—	3,201	2,494	11,640

Gross margin	—	1,568	1,027	4,693
Sales, general and administrative expenses	—	808	993	2,549

Operating income	—	760	34	2,144
Other income (expense), net	—	—	(1)	—

Net income before taxes	—	760	33	2,144
Income tax provision	—	—	13	—

Net income from discontinued operations	$—	$760	$20	$2,144

     In addition to the operating results above, Norstan recorded a net gain on the disposal of discontinued operations of $2.6 million in the first nine months of fiscal 2003. The gain on disposal includes the following: (i) a pre-tax gain on the sale of Norstan’s Network Services business of $2.7 million ($2.3 million after tax), (ii) a $591,000 net gain related to payments on the promissory note received by the Company as part of the PRIMA Consulting arbitration settlement of February 25, 2002, ($332,000 net gain in the third quarter ended January 25, 2003) and (iii) a $269,000 net loss related to additional costs incurred in the disposition of Connaissance Consulting.

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

     NET INCOME. For the quarter ended January 25, 2003, Norstan reported net income of $416,000 or $0.03 per diluted share, as compared to net income of $160,000 or $0.01 per diluted share in the same quarter last year. For the nine months ended January 25, 2003, net income was $3.2 million or $0.24 per diluted share as compared to $648,000 or $0.05 per share for the similar period of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended January 25, 2003, continuing operating activities utilized cash of $1.5 million compared to providing cash of $8.5 million in the similar period last year. This change is mainly due to payments of accrued liabilities (primarily bonuses accrued at the end of fiscal year 2002 and paid in June 2002) and increases in inventories and accounts receivable, offset by the collection of tax refunds in fiscal year 2003. Investing activities provided cash of $7.5 million in the current nine month period as compared to $12.2 million in the similar period last year. This is the result of reduced spending on capital assets and continued reduction in investments in lease contracts offset by a decrease in proceeds from lease contracts as Norstan’s leasing activity winds down. The funds provided by investing activities, new borrowings on discounted lease rentals of $3.6 million, and $6.1 million net cash provided from discontinued operations were used to repay the Company’s long-term debt. As a result, financing activities utilized net cash of $10.8 million during the nine months ended January 25, 2003 as compared to $19.3 million in the comparable nine month period ended January 26, 2002.

     CAPITAL EXPENDITURES. The Company used $3.0 million for capital expenditures during the nine months ended January 25, 2003, compared to $3.7 million in the similar period last year. These expenditures were primarily for computer hardware and software systems.

     INVESTMENT IN LEASE CONTRACTS. Norstan has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company is winding down its leasing activities. The additional investment made in lease contracts in the first nine months of fiscal year 2003 was minimal totaling $228,000 as compared to $2.7 million in the comparable period of fiscal 2002. Net lease receivables decreased to $15.0 million at January 25, 2003 from $25.4 million at April 30, 2002.

     Norstan utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $10.6 million at January 25, 2003, as compared to $13.5 million at April 30, 2002. Interest rates on these credit agreements at January 25, 2003 ranged from approximately 6.0% to 10.0%, while payments are due in varying monthly installments through March 2007. Payments due to financial institutions are made from monthly collections of lease receivables from customers. Norstan also sold certain leases to a third party on a non-recourse basis during July and August 2001. Total proceeds from these sales were $6.4 million which is reflected on the Consolidated Statements of Cash Flow in “Financing Activities”.

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

     The revolving facility and term loan bore interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through December 31, 2002. As of January 1 and through January 25, 2003, applicable interest rates were the bank’s reference rate and/or Eurodollar rate advance plus 2.0% with provisions for future rate reductions if Norstan meets certain financial targets. Borrowings under this agreement were $21.0 million as of January 25, 2003. Annual commitment fees range from .375% to .25%. Under this agreement the Company is required to maintain minimum levels of tangible net worth and EBT (earnings before taxes) and achieve certain other financial ratios. As of January 25, 2003, Norstan was in compliance with all applicable financial covenants.

     Norstan’s management believes that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, cash received or expected to be received from collection of promissory notes or other transactions, including the issuance of equity securities, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will adopt the new disclosure provisions of SFAS No. 148 effective with its fourth quarter of fiscal 2003. The adoption will have no impact on the Company’s consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN 45 during this fiscal third quarter of 2003. The Company is subject to warranty claims for products and overall solutions that fail to perform as expected due to design, installation or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products/solutions and bear the cost of repair or replacement of such products/solutions.

Depending on the terms under which the Company supplies products/solutions to its customers, a customer may hold the Company responsible for some or all of the repair, replacement or redesign/reinstallation costs of defective products/solutions, when the product/solution supplied did not perform as presented. The Company generally provides customers a warranty on product’s consistent with the warranty the Company receives from the original equipment manufacturer. Therefore, in most instances, the original equipment manufacturer bears the cost to replace defective products. The Company will provide the necessary labor to redesign, reinstall or replace products/solutions that did not perform as presented. The Company’s policy is to reserve for estimated future customer warranty costs based upon historical trends of actual costs incurred. The warranty reserve is included in other accrued liabilities within the Company’s consolidated balance sheet. The following presents a summary of the warranty provision (in thousands):

Beginning balance April 30, 2002	$1,526
Reductions for payments made	(1,738)
Provision for reserves recorded	1,667
Currency translation adjustment	5

Ending balance January 25, 2003	$1,460

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 modifies the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. While Norstan does not currently anticipate the adoption will have a material impact on its current financial position or results of operations, should Norstan initiate further exit or disposal activities, Norstan would be required to follow this new pronouncement.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets To Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. The changes required by SFAS No. 144 resolve significant implementation issues related to SFAS No. 121 and improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The requirements of SFAS No. 144 also broaden the presentation of discontinued operations to include more disposal transactions. Norstan adopted SFAS No. 144 in fiscal 2003 which did not have a significant effect on its consolidated financial position or results of operations.

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

     For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. Norstan has variable rate debt of $21.0 million outstanding at January 25, 2003 with a weighted average interest rate of 3.6%. Assuming that the Company’s balance of variable rate debt remains constant at $21.0 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in pretax cash flows of $210,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in pretax cash flows of $210,000.

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

     FOREIGN CURRENCY RISK. Norstan is exposed to foreign currency rate risk. Substantially all foreign exchange exposure related to the value of the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar during the fiscal year ended April 30, 2002 and for the nine months ended January 25, 2003 remained relatively unchanged.

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

On February 25, 2002, Norstan was awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) which claims arise out of the Company’s September 1997 acquisition of PRIMA. Subsequently, Norstan reached a settlement with Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments which began in June 2002, and certain real properties. As a result of the settlement, Norstan recorded a $3.0 million gain in the fourth quarter of fiscal 2002, based on cash received. At that time, Norstan recorded a full reserve against the real property and the promissory note and was to record any future gains on the sale of the real properties and collection of the promissory note as amounts were assured of realization. In December of 2002, after receiving the first six $83,333 monthly installment payments, the Company agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. The Company has recorded a net gain of approximately $591,000 through discontinued operations relating to payments received on the promissory note during the first nine months of fiscal 2003.

In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative who claims he is owed $458,675 in additional commissions. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. In March 2003, the 8th Circuit Court of Appeals affirmed the lower court’s decision. A reserve for Norstan’s liability under this lawsuit was established in a prior fiscal year.

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

None.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC. Registrant

Date: March 10, 2003	By	/s/ James C. Granger

James C. Granger
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 10, 2003	By	/s/ Scott G. Christian

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

/s/ James C. Granger

James C. Granger
President and Chief Executive Officer
(Principal Executive Officer)
March 10, 2003

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
March 10, 2003