Form 10-K
period 2003-04-30
NORSTAN INC
filed 2003-07-25
CIK 72418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8141

NORSTAN, INC.
(Exact name of registrant as specified in its chapter)

Minnesota (State of incorporation)	41-0835746 (I.R.S. Employer identification No.)
5101 Shady Oak Road, Minnetonka, Minnesota 55343 (Address of principal executive offices)

The Company’s phone number:	The Company’s internet address:
952-352-4000	www.norstan.com

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.10 par value per share)

Common Stock Purchase Rights
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☑

      As of October 26, 2002 (the most recently completed fiscal second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq National Market System was approximately $40,462,000.

      As of July 14, 2003 there were outstanding 12,889,706 shares of the registrant’s common stock, par value $.10 per share, its only class of equity securities.

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
PART II
Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.
Item 6. Selected Consolidated Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
Item 14. Controls and Procedures.
Item 15. Principal Accountant Fees and Services.
PART IV
Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-10.(G)1st Amendment to 2nd Amended Credit Agmt.
EX-22 Subsidiaries of Norstan, Inc.
EX-23 Independent Auditors' Consent
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350

PART I

Item 1. Business.

Summary

      Norstan, Inc. (“Norstan”, the “Company”, “we”, us”, or “our”) is a full-service communications solutions and services company delivering voice and data technologies and services, and remanufactured equipment to select corporate end-users and channel partners. Norstan also offers a full range of technologies for call center design, IP telephony/ PBX, messaging, infrastructure, conferencing, and enterprise mobility. Norstan operates principally through its subsidiaries: Norstan Communications, Inc., Norstan Canada, Ltd., Norstan Financial Services, Inc. and Vibes Technologies, Inc. We are headquartered in Minnetonka, Minnesota with sales and services locations throughout the United States and Canada. Norstan’s common stock is listed on the NASDAQ stock market under the symbol NRRD.

      Norstan drives its business by delivering communications solutions and services through the installation of a broad array of technology platforms, software solutions and on-going system maintenance needs. We currently work with approximately 2,500 key direct customers, servicing over 18,000 sites, drawing customers from the banking/finance, healthcare, manufacturing, retail, government, education, utilities, finance/insurance and non-profit sectors. Additionally, we sell technology services support to a broad channel of manufacturers, resellers and distributors, and through relationships with manufacturers offering best-in-class technology. Norstan maintains a direct sales effort focused on Fortune 2000 companies and an inside sales force focused on smaller opportunities. Our remanufactured equipment segment supports Norstan’s customer base, channel partners, resellers and distributors with efficient and reliable resale services.

      To address the complex communications requirements of our customers, Norstan provides a broad range of products and services through three interrelated business segments: Communications Technology Solutions and Services, Resale Services, and Financial Services which accounted for 85.7%, 12.9%, and 1.4% of Norstan’s fiscal 2003 revenues, respectively. Communications Technology Solutions and Services provides best-in-class technologies and services focused on selected enterprise customers throughout the U.S. and Canada, technology implementation and support services for network providers, manufacturers, integrators, and resellers, and hardware and software applications that support voice over Internet Protocol (IP). Resale Services provides refurbished and re-certified voice and data products to end users. Financial Services supports Norstan’s sales process by providing customers with customized financing alternatives.

      Norstan maintains 34 sales and service locations in 22 cities throughout the United States and Canada. We serve approximately 18,000 customer sites across a broad range of industries and focus our marketing efforts on middle-market and Fortune 2000 companies with complex technology and communications requirements. Current customers include Best Buy, DirectTV, Harley-Davidson, and UPS. Norstan’s strong emphasis on customer satisfaction is evidenced by the results of our fiscal 2003 survey. Administered by an independent third party, the survey recorded an overall customer satisfaction rating of 97%. This dedication to customer service, together with our breadth of service offerings, has resulted in Norstan becoming the fourth largest communications services provider in North America. We believe our services capabilities will enable Norstan to capture a greater portion of each customer’s communication budgets in the future as well as provide other growth opportunities through multi-channel marketing (see Norstan’s Growth Strategy).

      Norstan provides leading-edge technologies in our Communications Technology Solutions and Services and Resale Services segments. We have established strategic relationships with leading communication companies that enhance Norstan’s ability to offer best-in-class, custom-tailored solutions to our customers. At Norstan, we improve the way our customers communicate. Strategic technology relationships include Ascom Wireless Solutions, Aspect Communications, Captaris, Cisco Systems, Ericsson, Intervoice, Latitude, MobileAccess Networks, Nortel Networks, PictureTel, Rockwell FirstPoint Contact, Siemens, SpectraLink, SpeechWorks, Verint and Witness Systems.

      In March 2003, Norstan purchased from NetCom Systems, Inc. certain assets, including intellectual property, relating to NetCom’s voice over Internet Protocol (IP) telephony applications software operations. This unit is involved in the development of applications that increase the effectiveness and productivity of IP communications systems. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing and $1.1 million 120 days after the closing, and guaranteed payments aggregating $800,000 deliverable over the next two years. The purchase agreement provides that Norstan may pay NetCom Systems contingent consideration of up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing of the purchase transaction. At Norstan’s discretion, up to 50 percent of any contingent consideration may be paid in shares of Norstan’s common stock. Norstan hired certain key NetCom personnel associated with NetCom’s development of IP telephony applications software.

      In July 2002, Norstan completed the sale of its Network Services business to NetWolves Corporation for $7.5 million, including $3.75 million in cash and a promissory note for $3.75 million. Network Services provides multiple source long distance services and related consulting and professional services to its customers. Management concluded that Network Services lacked synergies with our strategic focus.

      During fiscal 2001, Norstan divested its IT consulting business in order to focus on its core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. The two units comprising our IT consulting business, Connaissance Consulting and Norstan Consulting, were sold on January 31 and April 30, 2001, respectively.

Industry Overview

      After another year of spending decline, the telecommunications industry has stabilized and a rebound is anticipated over the next five years. The enterprise segment continues to depend on technology-based solutions to enhance their competitive position, and to improve productivity and the quality of their products and services. These business requirements continue to serve as market drivers and are expected to trigger purchasing decisions that were delayed in previous years creating demand for new technologies, applications and upgrades in 2003 and beyond.

      While customers continue to rely heavily on technology to reduce transaction costs by increasing operational efficiencies, the bias toward software-centric solutions in lieu of hardware continues. Notwithstanding the slow economic conditions, growth continues to occur in areas such as customer contact solutions, CTI (computer telephony integration), unified media, convergence (IP telephony), and enterprise mobility.

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

      As a result of these factors, demand for communication services and products remained relatively flat. InfoTech, a market research firm specializing in telecommunications market information, estimates that the U.S. market for traditional voice PBX systems will continue to decline over the next five years as enterprises shift to converged solutions, a combined form of voice and data, also referred to as IP Telephony. The IP Telephony segment led the overall market in 2002 with an increase in shipments of nearly 40% while the total PBX line shipment declined 8.9% in 2001. IP shipments are expected to surpass traditional PBX shipments some time in 2006. Purchases associated with converged solutions are forecasted to grow approximately 35.5% during 2003 as a result of:

•	an increase in replacement and upgrade activity in the enterprise and,

•	companies transitioning from system trial to enterprise-wide deployment of IP Telephony.

      Revenues in the U.S. marketplace for voice and convergence are projected to reach $5.5 billion by 2006. Additionally, as companies transition to IP telephony, maintenance and professional services revenues are expected to increase.

      The overall market potential including voice and convergence, services, contact center solutions and mobility, was estimated at $13.5 billion in 2002 and projected to grow to $17.6 billion by 2006.

The Norstan Solution

      Norstan is a provider of a wide range of communication software, services and equipment that enable its customers to compete and succeed in the global marketplace. We have leveraged our established reputation as a provider of premier communication products and services to deliver complex, high-end technology solutions to middle-market and Fortune 2000 companies. This broad range of offerings enables Norstan to serve as a single-source provider of communication solutions and services throughout the entire life cycle of a project. Our ability to serve as a single-source provider results in closer integration, reduced risk and greater management control for the customer. We believe that our customer relationships, geographic reach and size, and expertise in providing communication solutions and services will enable us to capitalize on the continuing growth and convergence of the hardware and software needs of middle-market and Fortune 2000 companies.

Norstan’s Business Strategy

      Our objective is to become the leading provider of communications technology solutions and services to the enterprise market in the U.S. and Canada. The following elements are keys to achieving this objective:

      Capitalize on the trend of manufacturers, integrators and distributors focusing on converged communications and information technology. Equipment and software providers are increasingly outsourcing functions that are not core competencies. This has resulted in the rapid growth of outsourced manufacturing, installation and ongoing maintenance services as equipment and software providers scale back their installation and servicing organizations. Norstan is one of the largest product-independent communications technology solutions and services organizations targeting the enterprise market in the U.S. and Canada.

      Focus on delivering integrated solutions to select enterprise customers. Enterprise customers demand robust communications technology solutions and round-the-clock services that integrate multiple platforms, increase productivity, provide a rapid return on investment, improve customer touch and reduce cost. This requires expertise in selected practice areas, best-in-class product independence and a servicing capability that spans a wide geography. Norstan specializes in attracting and retaining high value customers who demand a broad spectrum of expertise, including customer contact solutions, voice and converged communications, ProtectNet® services, and enterprise mobility and infrastructure solutions.

      Specialize in the development of Internet Protocol (IP) Telehony applications to enhance and accelerate a convergence migration strategy. As the enterprise market shifts from an environment of traditional PBX platforms to one of converged voice and data solutions, Norstan will be a single-source provider of convergence communications solutions, IP telephony software applications and services capabilities to assist our customers with their migration strategies.

      Capitalize on the growth and consolidation of the secondary market for re-sale and re-manufacture of voice and data equipment. The still-fragmented secondary market for telecommunications continues to grow. One exception to this fragmentation is the Resale Services Group, an alliance between Norstan and Siemens Enterprise Networks LLC, which controls nearly 70% of the resale and re-manufacture of Siemens equipment in the U.S. and Canada. Through its wholly-owned subsidiary, Vibes Technologies, Inc. (Vibes), Norstan believes it can provide a new level of integrated direct and web-based service to the secondary market for such products as those manufactured by Avaya, Cisco and Nortel.

      Provide superior customer service. Norstan’s dedication to providing service beyond its customers’ expectations has produced many favorable customer relationships and resulted in increased exposure to potential new customers. Our emphasis on customer satisfaction is evidenced by the results of an independent third-party survey conducted in fiscal 2003, indicating an overall satisfaction rating of 97%. We believe Norstan’s reputation for providing superior technical services capabilities will lead to opportunities in the multi-channel marketing and cross-selling strategy designed to expand the products and services we sell to our customer base.

      Be where our customers need us. We are committed to being where our customers need us providing best-in-class technology solutions and legendary customer service. In fiscal 2003, the Company expanded its presence in New York, Los Angeles and Dallas. More recently, Norstan opened offices in Atlanta, Chicago, Detroit, Philadelphia and San Francisco.

      Attract, develop and retain highly skilled professionals. We will continue to attract, develop and retain the highest caliber personnel by providing a rewarding work environment, competitive pay and benefits, and opportunities for individual growth and development. Norstan has had a long history of creating a values-based culture that emphasizes ethical actions and respect for the individual.

Norstan’s Growth Strategy

      Norstan expects growth from each of its four primary and inter-related business strategies. The Direct Solutions and Services business provides best-in-class technologies and services focused on selected end-user customers throughout the U.S. and Canada. Norstan’s Communications Technology Channels Development unit specializes in technology implementation and support services for network providers, manufacturers, integrators, and resellers. Norstan’s Convergence Development Group (CDG) provides business applications for the rapidly expanding convergence/ IP Telephony market. Norstan’s Resale Services business provides refurbished and re-certified voice and data products to end users and dealers.

      Direct Solutions and Services, Communications Technology Channels Development and CDG comprise Norstan’s Communications Technology Solutions and Services segment.

      The largest of these units is Direct Solutions and Services which has been organized into specific practice areas designed to increase revenues from both new and existing customers. Norstan has defined these practice areas as Voice and Converged Solutions, Customer Contact Solutions, ProtecNet® Services and Enterprise Mobility and Infrastructure. Within each practice area, Norstan offers consulting, best-in-class technologies and legendary customer service.

      Norstan’s Communications Technology Channels Development business has successfully developed new channel relationships with companies such as Avaya, Northrup Grumman, and Verizon, as well as maintaining and deepening the relationships with existing partners such as Calence, Highwire Networks, IBM Global Services, Mitel Networks, Datatec Systems, and VorTecs. In addition to our current direct enterprise marketing activities, Norstan is focused on marketing our industry-leading professional, consulting and traditional support services through a broad spectrum of enterprise solution providers. Such enterprise solution providers include Competitive Local Exchange Carriers (CLECs), Incumbent Local Exchange Carriers (ILECs), Internet Service Providers (ISPs), and Applications Services Providers (ASPs) as well as other channel partners, such as Value-Added Resellers (VARs), Systems Integrators, and Manufacturer Direct channels.

      Services offered to these multi-channel partners include a complete spectrum of capabilities from applications planning through solution implementation, network monitoring, installation, support, upgrades and maintenance. According to InfoTech, industry studies of the combined markets for these services are projected to be $28.0 billion by 2004 and are expected to grow at an average annual growth rate of 11.0% from 2003 to 2004.

      Norstan’s Convergence Development Group develops packaged and customized applications that help accelerate and enhance the migration strategies for the increasing number of customers embracing IP telephony (IPT). The CDG has successfully developed and deployed applications for Cisco Systems IPT customers, and uses Norstan’s Direct Solutions organization, Technology Channel Partners and Cisco System’s IP telephony partners to bring applications to the enterprise customer. Consistent with Norstan’s strategy to deliver product independent solutions, the CDG has attained status as an authorized applications development partner with Cisco Systems and Nortel Networks. The CDG will continue to develop strategic relationships with key partners and manufacturers to meet the expanding market requirements for convergence applications.

      Finally, Norstan’s Resale Services business expects increased volume from the re-sale of used telecommunication and data equipment and industry consolidation. Vibes Technologies is uniquely positioned to take advantage of these trends with its state-of-the-art e-commerce web site. The combination of this web based approach and Norstan’s premier knowledge of the secondary market will provide the basis for growth in this business group.

Products and Services

      Norstan provides customers with a broad range of communication and IT products and services to design, develop and implement technology solutions in a variety of customer environments. These products and services are delivered through three business segments: Communications Technology Solutions and Services, Resale Services, and Financial Services:

Communications Technology Solutions and Services

      Within its core Communications Technology Solutions and Services segment are three interrelated business units:

•	Direct Solutions and Services. Provides best-in-class technologies and services focused on selected end-user customers throughout the U.S. and Canada.

•	Channels Development. Technology implementation and support services for network providers, manufacturers, integrators, and resellers.

•	Convergence Develop Group. Specializes in the development of Internet Protocol (IP) telephony to enhance and accelerate an enterprise customer’s convergence migration strategy.

      Norstan’s product and service offerings are focused within four Practice Areas:

•	Voice and Converged Solutions

–	Voice Systems

–	IP Telephony

–	Data Networking

–	Video Conferencing

–	Audio Conferencing

–	Data Collaboration

–	Advanced Messaging

•	Customer Contact Solutions

–	Contact Center Switching Platforms

–	Self Service: Interactive Voice Response & Speech Recognition

–	CTI (Computer Telephony Integration)

–	Intelligent and Pre-Call Routing

–	Media Blending/ Web Enablement

–	Performance Optimization: Workforce Management & Quality Monitoring and Recording, Analytics, and eLearning

•	Enterprise Mobility and Infrastructure

–	Enterprise Mobile Networking

•	Wireless Voice Solutions (Dedicated and IP-based)

•	Wireless LAN (802.11a & 802.11b)

•	Access Gateways For Enterprises and Wireless Carriers (Wireless Integration Solutions)

•	Broadband Wireless Infrastructure for the Enterprises, College Campus, and Healthcare Organizations

–	Structured Cabling

•	Optical Networks

•	Multimedia Solutions

•	National Rollout Programs for Cable Plan Implementation

–	Life Safety and Security

•	Wired and Wireless Fire Safety Solutions

•	Wired and Wireless Premise Security Solutions

•	ProtecNet® Services

–	Customer Solution Center

–	Installation Services and Field Delivery

–	Project Management Services

–	Life Cycle and Complete Care Services

–	Voice and Data Networks Monitoring

–	Cabling and Infrastructure Services

–	Managed Services

–	Professional Services

–	Procurement and Logistics

      Within each practice area, Norstan provides world-class communications consulting services, leading edge technologies, and legendary implementation and support services.

Resale Services

      Norstan’s Resale Services segment provides refurbished and re-certified voice and data products to end users. This business is comprised of two units:

•	Resale Services Group is a 13-year alliance between Siemens Enterprise Networks LLC and Norstan. This business offers value-minded customers the highest quality refurbished telephony and video conferencing systems, components, desktop products, accessories and services.

•	Vibes Technologies, Inc., a wholly owned subsidiary of Norstan Communications, Inc., is a leader in telecom and data equipment remanufacture and repair, specializing in top-line key systems, phones, data and other components. They provide customers legendary customer service and expertise in systems manufactured by Aspect Communications, Avaya, Cisco Systems, Executone, and Nortel Networks.

Financial Services

      Norstan Financial Services provides Norstan customers with creative and flexible financial solutions for technology and business essential equipment acquisitions. These financial alternatives are offered under a private-label leasing program through a partnership between Fidelity Leasing and Norstan Financial Services.

Customers

      Norstan focuses its marketing efforts on middle-market and Fortune 2000 companies with complex communication requirements. With approximately 2,500 key direct customers, Norstan has served approximately 18,000 customer sites across a broad range of industries over the last three fiscal years. No single customer accounted for more than 5% of Norstan’s total revenue during any of the last three fiscal years.

      A sample of our current premier customers include:

American Freightways	Alltel Corp.
Best Buy	Bristol Myers Squibb
Canadian Imperial Bank of Commerce	Harley-Davidson
DirectTV	IBM
Honeywell	United Parcel Service

Strategic Relationships

      Relationships with a wide range of leading technology companies enhance Norstan’s ability to deliver the appropriate solution to each customer. Strategic technology manufacturers include Ascom Wireless Solutions, Aspect Communications, Captaris, Cisco Systems, Ericsson, Intervoice, Latitude, MobileAccess Networks, Nortel Networks, Rockwell FirstPoint Contact, Siemens, Sprint, SpectraLink, SpeechWorks, Verint and Witness Systems. In addition, we distribute complementary communication products that fit specific segments of the marketplace. These include hybrid switching systems, personal computer-based voice processing and video conferencing systems, as well as data communication products.

      Norstan has been a distributor of Siemens communication equipment since 1976 and is Siemens’ largest independent distributor in North America. The term of the current distributor agreement with Siemens, signed in January 1999, is five years. Norstan and Siemens also have an agreement through July 27, 2003 under which Norstan is an authorized agent for the refurbishment and sale of previously owned Siemens equipment. The Company and Siemens are currently in negotiations regarding extension of this agreement.

Sales and Marketing

      Throughout the United States and Canada, Norstan’s product and services offerings are brought to market through four separate but complementary distribution channels. These channels use a direct, telesales and channel sales structure, as well as Web-based e-business sales. These distribution channels are reflected in our core business units as follows:

Core Business Unit	Distribution Channels

Direct Solutions and Services	• Direct enterprise sales focused on selected end user accounts
Channels Development	• Channel account managers focused on manufacturers, network providers, integrators, and resellers
Convergence Development Group	• Direct Solutions sales organization
• Channels Development
• Target IPT Manufacturer Partners
Resale Services	• Telesales sales people focused on enterprise end-users of voice and data equipment
• Web-based e-business through Norstan’s www.Vibestech.com website

      This multi-channel distribution model uses the most cost-effective sales channels to bring Norstan’s products and service offerings to market. Each channel is staffed with Sales Professionals who are highly focused on their respective target markets. In addition to having a comprehensive understanding of their markets, these Professionals also have a sound understanding of all Norstan’s product and service offerings to recognize additional sales opportunities and maximize account share.

      Within the Direct Solutions channel, each Sales Professional has been trained to evaluate each customer’s technology and service needs. The Sales Professional begins by obtaining an understanding of the customer’s goals and objectives. Next the Sales Professional conducts an analysis of the customer’s current and potential future communication and IT systems requirements, as well as service delivery needs. After understanding the customer’s needs, the sales Professional and a Norstan Solutions Engineer develop a solution to satisfy the customer’s current and anticipated requirements. Norstan’s Service Delivery team then works with the customer to plan the delivery and implementation of the solution and to identify required training. By planning the precise requirements of each phase of the solution delivery, Norstan’s team of Sales, Solutions Engineering and Service Delivery specialists are able to minimize service interruption for the customer.

      Norstan also provides an ongoing customer service program designed to customer application requirements. This service program incorporates remote diagnostics, in-field service and support, additional training, and help desk resources from Norstan’s expert customer support team, located in Norstan’s Customer Solution Center, a virtual solutions center comprised of four centers strategically located across the U.S. and Canada. In addition, Norstan’s Customer Account Consultants maintain frequent and regular contact with select customers, to provide dashboard performance reports, to talk about new products and services, and ensure that Norstan is meeting the customer’s needs.

      Norstan’s marketing strategy is designed to capture a high percentage of existing customers’ communication and IT budgets and also identify and develop new customer relationships. Additionally, Norstan’s team of highly trained Enterprise Account Managers (EAM) focuses on our largest and most strategic accounts. The EAMs collaborate with the customer’s senior-level management to gain a comprehensive understanding of their business needs, and to ensure an effective deployment of Norstan’s resources to satisfy those business needs. Norstan believes the use of EAMs will provide high quality sales and customer service, and will advance Norstan’s ongoing marketing efforts. Norstan believes highly satisfied and loyal customers are more likely to choose Norstan to provide them with additional communication and IT products and services.

      The Convergence Development Group (CDG) develops IP telephony applications to enhance customers’ convergence strategy. These applications can range from personalized features and applets to comprehensive customized solutions for a vertical market, such as hospitality or secondary education. These applications are offered through Norstan’s Direct Solutions organization to direct enterprise customers. Additionally, these applications are provided directly to targeted channel partners through the Norstan CDG IPTAlliance Partner Program. This program enables existing Norstan channel partners as well as those channel partners of our target manufacturers (such as Cisco Systems and Nortel Networks) to gain access to convergence applications they may offer to their client base. Certification levels are available to accommodate partners who wish to sell, install and provide direct support for Norstan applications, as well as for partners who choose to sell applications but rely on Norstan to install and support their customers.

Customer Service

      Norstan believes providing exceptional customer service is an important element in our ability to compete effectively in the communication marketplace. We have invested in new technology designed to resolve a substantial portion of customer support and service issues quickly and remotely. Norstan coordinates its customer service response through our Customer Solutions Center, a virtual center comprised of strategically located centers in Minneapolis, Cleveland, Los Angeles, and Montreal. In fiscal 2003, these centers handled more than 385,000 customer calls with approximately 62.0% of the service-related calls addressed remotely. For calls requiring immediate on-site service and support, Norstan maintains a force of highly trained service technicians, design engineers and customer support representatives that can respond to the client’s physical location.

      Norstan has approximately 150 employees in its four remote diagnostics and dispatch centers devoted primarily to providing customer service, and has more than 350 service technicians in the field. With Norstan’s remote problem resolution capability and its staff of highly trained technicians, we are able to promptly resolve customer support requests. Norstan’s commitment to customer service is evidenced by a fiscal 2003 survey of Norstan’s communication customers that found an overall satisfaction rating of 97%. This survey was administered by an independent third party.

Locations

      Norstan currently supports its customers with 34 sales and service locations in 22 cities within the United States and Canada:

Birmingham, AL Calgary, Alberta Chicago, IL Cincinnati, OH Cleveland, OH Columbus, OH Dallas, TX Des Moines, IA	Edmonton, Alberta Irvine, CA Louisville, KY Milford, MA Milwaukee, WI Minneapolis, MN Montreal, Quebec New Orleans, LA	New York, NY Phoenix, AZ San Diego, CA Toronto, Ontario Tulsa, OK Vancouver, British Columbia

Employees

      Norstan had 1,366 employees as of April 30, 2003, including 1,243 in the U.S. and 123 in Canada. Norstan’s employee population consists of 223 in sales and marketing, 683 in operations, service and installation, 293 administrative and professional personnel and 42 consultants. Of these employees, 84 are covered by collective bargaining agreements. We believe relations with our employees are good and have not experienced any work stoppages.

Competition

      Our marketing strategy is designed to capture a larger portion of existing customers’ communication and IT budgets and to identify and develop new customer relationships. Norstan competes with its customers’ internal resources, particularly when these resources represent a fixed cost to the customer. Such competition may impose additional pricing pressures on Norstan. Subject to this competitive environment, Norstan competes on the basis of the depth and breadth of services and products offered; the ability to integrate IT and communication systems as the underlying technologies continue to converge; our reputation for providing superior customer service; and the number and strength of customer relationships.

      Norstan also competes in its markets with Avaya Communications, of Basking Ridge, NJ; NextiraOne, a division of Platinum Equities, of Houston, TX; and Regional Bell Operating Companies (RBOCs) such as SBC Communications, San Antonio, TX and telcos such as Verizon Communications of New York, NY.

Intellectual Property Rights

      Norstan relies upon a combination of nondisclosure and other contractual arrangements with certain key employees and business partners, and trade secret, copyright and trademark laws and intellectual property laws to protect its proprietary rights and the proprietary rights of third parties from whom we license intellectual property. Norstan enters into confidentiality agreements with certain of its employees and business partners and limits the distribution of proprietary information.

Government Regulation

      With the sale of Norstan Network Services in July 2002, Norstan is no longer subject to government regulations that have a material effect on its operations.

Backlog

      As of April 30, 2003, Norstan had signed contracts for telecommunications products and professional services aggregating approximately $20.2 million, substantially all of which are expected to be fulfilled by the end of fiscal 2004. As of April 30, 2002, Norstan had signed contracts aggregating approximately $23.5 million, substantially all of which were fulfilled by the end of fiscal 2003. The usual time period between the execution of a contract and the completion of the installation is three to twelve months, depending on the size and complexity of the system.

Item 2. Properties.

      Norstan executive offices are located in Minnetonka, Minnesota, where we lease approximately 165,000 square feet of office space. We also have locations in Brecksville, Ohio, and Phoenix, Arizona, where we lease approximately 42,750 and 22,440 square feet of office space, respectively. In addition to the space above, Norstan leases sales and service offices in 16 other cities within the United States. In Canada, Norstan leases approximately 30,700 square feet of office space in Toronto, Ontario, which serves as our Canadian headquarters. Norstan also leases sales and service offices in three other cities within the Canadian provinces of Alberta, Quebec and British Columbia. We believe that the above-mentioned facilities are adequate and suitable for our current needs.

Item 3. Legal Proceedings.

      Norstan is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving Norstan for which the outcome is likely to have a material adverse effect upon our business, operating results or financial condition.

      On February 25, 2002, Norstan was awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, Norstan reached a settlement with the former owner, Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, Norstan recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. Norstan recorded a full reserve against the real property and the promissory note and will record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, the Company agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a net gain of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In addition, in May 2003, certain of the real properties were sold and a pre-tax gain of approximately $200,000 will be recorded in the first quarter of fiscal 2004.

      In May 2000, Norstan was sued in the U.S. District Court for the District of Minnesota by a former sales representative who claims he was owed $458,675 in additional commissions. On July 26, 2001, the U.S. District Court entered summary judgment in favor of the former sales representative and against Norstan. In March 2003, the Eighth Circuit Court of Appeals affirmed the lower court’s decision. A reserve for Norstan’s liability under this lawsuit was established in a prior fiscal year and payment was made in March, 2003.

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

	High	Low

Fiscal year ended April 30, 2003:
First Quarter	$7.23	$2.71
Second Quarter	3.95	2.18
Third Quarter	5.27	2.70
Fourth Quarter	3.91	2.51
Fiscal year ended April 30, 2002:
First Quarter	$4.09	$1.13
Second Quarter	5.06	2.30
Third Quarter	6.40	2.80
Fourth Quarter	7.49	4.90

      The quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

      As of July 14, 2003, there were 3,856 holders of record of Norstan’s common stock.

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

Item 6. Selected Consolidated Financial Data.

      The selected consolidated financial data set forth below as of and for each of the fiscal years in the four-year period ended April 30, 2003, have been derived from Norstan’s consolidated financial statements, which have been audited by Deloitte & Touche LLP, independent auditors. The selected consolidated financial data set forth below as of and for the year ended April 30, 1999 has been derived from the Company’s consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

	Fiscal Years Ended April 30,

	2003	2002	2001	2000	1999

	(In Thousands, Except Per Share Data)
Statements of Operations Data:
REVENUES	$226,896	$247,497	$269,520	$297,200	$337,548
COST OF SALES	158,653	171,640	193,823	230,952	242,491

GROSS MARGIN	68,243	75,857	75,697	66,248	95,057
Selling, general and administrative expenses	66,781	73,917	86,517	96,417	87,214
Restructuring charges	—	—	1,183	—	1,419

OPERATING INCOME (LOSS)	1,462	1,940	(12,003)	(30,169)	6,424
Interest expense	(2,185)	(4,887)	(7,988)	(6,315)	(4,782)
Other income (expense), net	(4)	651	(1,154)	(78)	387

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(727)	(2,296)	(21,145)	(36,562)	2,029
Income tax provision (benefit)(a)	(323)	(8,936)	—	(11,608)	883

INCOME (LOSS) FROM CONTINUING OPERATIONS	(404)	6,640	(21,145)	(24,954)	1,146

DISCONTINUED OPERATIONS:(b)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	20	2,140	(11,087)	(43,995)	4,744
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS	5,276	(1,240)	(4,038)	—	—

NET INCOME (LOSS)	$4,892	$7,540	$(36,270)	$(68,949)	$5,890

NET INCOME (LOSS) PER COMMON SHARE:
BASIC — Continuing Operations	$(0.03)	$0.55	$(1.86)	$(2.31)	$0.11
Discontinued Operations	0.42	0.07	(1.33)	(4.06)	0.45

BASIC EPS	$0.39	$0.62	$(3.19)	$(6.37)	$0.56

DILUTED — Continuing Operations	$(0.03)	$0.52	$(1.86)	$(2.31)	$0.11
Discontinued Operations	0.42	0.07	(1.33)	(4.06)	0.45

DILUTED EPS	$0.39	$0.59	$(3.19)	$(6.37)	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,492	12,149	11,373	10,818	10,473

DILUTED	12,492	12,823	11,373	10,818	10,537

(a)	The income tax benefit recorded in fiscal 2003 and 2002 relates to the reversal of a portion of the Company’s valuation allowances (see Note 9 to the Consolidated Financial Statements).

(b)	Discontinued Operations reflects the results of the former Consulting and Network Services business segments (see Note 3 to the Consolidated Financial Statements).

	As of April 30,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Working capital (deficit)	$(768)	$(1,993)	$(24,342)	$31,133	$78,239
Total assets	103,322	122,565	167,627	236,906	308,516
Long-term debt, net of current maturities	15,600	25,540	38,200	67,257	61,411
Discounted lease rentals, net of current maturities	3,600	6,295	13,552	24,285	32,604
Shareholders’ equity	23,590	16,916	8,085	42,489	109,335
Cash dividends declared and paid	—	—	—	—	—

Unaudited Quarterly Results

      The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two year period ended April 30, 2003. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with Norstan’s Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	For the Quarters Ended

	April 30,	January 25,	October 26,	July 27,	April 30,	January 26,	October 27,	July 28,
	2003	2003	2002	2002	2002	2002	2001	2001

Revenues	$58,978	$58,758	$57,077	$52,083	$62,043	$62,567	$62,811	$60,076
Cost of Sales	42,248	41,749	39,081	35,575	43,017	44,661	42,685	41,277

Gross Margin	16,730	17,009	17,996	16,508	19,026	17,906	20,126	18,799
SG&A Expenses	17,829	16,397	16,816	15,739	18,663	17,652	19,632	17,970

Operating Income (Loss)	(1,099)	612	1,180	769	363	254	494	829
Interest Expense	(496)	(510)	(487)	(692)	(1,064)	(1,127)	(1,250)	(1,446)
Other Income (Expense), net	(28)	32	(1)	(7)	(99)	273	345	132

Income (Loss) Before Taxes	(1,623)	134	692	70	(800)	(600)	(411)	(485)
Income Tax (Benefit) Provision(a)	(664)	51	263	27	(8,936)	—	—	—

Net Income (Loss) from Continuing Operations	(959)	83	429	43	8,136	(600)	(411)	(485)

Income (Loss) from Discontinued Operations, net(b)	—	—	—	20	(4)	760	746	638
Gain (Loss) on Disposal of Discontinued Operations, net(b)	2,659	333	155	2,129	(1,240)	—	—	—

Net Income	$1,700	$416	$584	$2,192	$6,892	$160	$335	$153

Net Income (Loss) Per Diluted Share:
Continuing Operations	$(0.08)	$0.01	$0.03	$0.00	$0.63	$(0.05)	$(0.03)	$(0.04)
Discontinued Operations	0.21	0.02	0.01	0.17	(0.10)	0.06	0.06	0.05

Net Income (Loss) Per Share	$0.13	$0.03	$0.04	$0.17	$0.53	$0.01	$0.03	$0.01

Weighted Average Diluted Shares	12,614	13,131	12,817	13,024	12,904	12,769	12,724	12,398

(a)	The income tax benefit recorded in fiscal 2003 and 2002 relates to the reversal of a portion of the Company’s valuation allowances (see Note 9 to the Consolidated Financial Statements).

(b)	Discontinued Operations reflects the results of the former Consulting and Network Services business segments (see Note 3 to the Consolidated Financial Statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      Norstan is a full-service communications solutions and services company delivering voice and data technologies and services, and remanufactured equipment to select corporate end-users and channel partners. The Company provides a broad range of products and services through three interrelated business segments: Communications Technology Solutions and Services, Resale Services and Financial Services, which accounted for 85.7%, 12.9% and 1.4% of Norstan’s fiscal 2003 revenues, respectively. Communications Technology Solutions and Services provides best-in-class technologies and services focused on selected enterprise customers throughout North America, technology implementation and support services for network providers, manufacturers, integrators, and resellers, and hardware and software applications that support voice over Internet Protocol (IP). Resale Services provides refurbished and re-certified voice and data products to end users. Financial Services supports Norstan’s sales process by providing customers with customized financing alternatives.

      On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was effective July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. The Company recorded a pre-tax gain on this sale of $2.7 million in its first quarter of fiscal 2003 based solely on the $3.75 million cash received. During the fourth quarter of fiscal 2003, the Company received payment of $2.9 million in cash and other non-monetary assets in early settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, has been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. The Company recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the receipt of cash received in settlement of the note.

      Because of the disposition of the Consulting and Network Services business units, the applicable net assets and operating results have been separately reported as discontinued operations for all periods presented.

Results of Operations

      The following table sets forth certain items from Norstan’s consolidated statements of operations expressed as a percentage of total revenues:

	Years Ended April 30,

	2003	2002	2001

Revenues
Communications Technology Solutions and Services	85.7%	85.5%	86.7%
Resale Services	12.9	12.3	9.7
Financial Services	1.4	2.2	3.6

Total Revenues	100.0%	100.0%	100.0%
Cost of sales	69.9	69.4	71.9

Gross margin	30.1	30.6	28.1
Selling, general and administrative expenses	29.5	29.9	32.1
Restructuring charges	—	—	0.4

Operating income (loss)	0.6%	0.7%	(4.4)%

Net income (loss) — continuing operations	(0.1)%	2.7%	(7.8)%
Net income (loss) — discontinued operations	2.3%	0.3%	(5.6)%

Net income (loss)	2.2%	3.0%	(13.4)%

      The following table sets forth the gross margin percentages for each of Norstan’s business segments (continuing operations):

	Years Ended April 30,

	2003	2002	2001

Communications Technology Solutions and Services	28.3%	28.4%	25.3%
Resale Services	34.6%	36.7%	37.5%
Financial Services	98.6%	84.2%	69.8%

Fiscal 2003 Compared to Fiscal 2002

      Revenues. Total revenues from continuing operations decreased $20.6 million or 8.3% to $226.9 million in fiscal 2003 from $247.5 million in fiscal 2002.

      Revenues within the Communications Technology Solutions and Services segment decreased $17.1 million or 8.1% to $194.5 million in fiscal 2003 from $211.6 million in fiscal 2002. Revenues from Solutions’ were down 7.6% year-over-year. This decrease was the result of lower revenues in the Company’s legacy product offerings, somewhat offset by increased revenues from more recent additions to the Company’s portfolio. Services revenues were down 8.3% due to decreases in revenues from the Company’s service contracts, MAC (moves, adds and changes) and convergence/professional services partially offset by increased channels activity and managed communications services.

      While profitable revenue growth continues to be a challenge in a persistently weak economy, the Company has taken significant steps to be poised to take advantage when market conditions improve. These steps include growth through expansion and acquisition.

•	In fiscal 2003, the Company continued its expansion into tier one cities such as New York, Los Angeles and Dallas. These cities accounted for approximately 20.0% of the Company’s new business activity during the year. More recently, offices were opened in Atlanta, Chicago, Detroit, Philadelphia and San Francisco.

•	The Company continues to develop new channel partner relationships, including Northrop Grumman, as well as cultivating opportunities with existing partners, such as IBM Global Services and AT&T.

•	The Company’s relationships with Nortel Networks and Cisco Systems have expanded the Company’s geographic reach and are providing new sales opportunities.

•	Other fiscal 2003 opportunities included telephony-enabled LAN, IP-enabled PBX and the Company’s mobility practices.

•	Acquisition of NetCom’s Voice Over IP application software development group will offer true value-add to the Company’s sales distribution channels.

•	In addition, Norstan implemented its Sales Services Specialists initiative in fiscal 2003 to sell the Company’s service capabilities to customers in new and existing geographies.

      Resale Services’ revenues decreased $1.2 million or 3.9% to $29.2 million in fiscal 2003, as compared to $30.4 million in fiscal 2002. Revenues for Vibes Technologies, the Company’s integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment, were up 4.2% year-over-year. This increase was offset by a 13.1% decrease in revenues in the Company’s Siemens Resale Services group. Revenues in this segment were negatively affected by the overall economy as well as the maturity of certain equipment supported by the Resale Services group. Opportunities for growth within this segment include the addition of new product offerings in the portfolio of refurbished and re-certified voice and data products as well as pursuing business in the federal space with a General Services Administration contract.

      Financial Services’ fiscal 2003 revenue of $3.2 million was down 42.5% from $5.5 million in fiscal 2002. This decrease was attributed to Norstan’s strategic decision not to offer financing directly to its customers. Norstan Financial Services has partnered with Fidelity Leasing to provide financial alternatives to its customers under a private label leasing program. Revenues from Financial Services will continue to decline over the next few fiscal years as its operations wind down.

      Gross Margin. Norstan’s gross margin decreased $7.6 million or 10.0% to $68.2 million from $75.9 million in fiscal 2002. As a percent of total revenues, gross margin was 30.1% in fiscal 2003 compared to 30.6% in fiscal 2002.

      Gross margin percentages for any specific period of time are affected by numerous factors, including but not limited to, competitive market pricing, product and/or service mix, labor utilization, project cost overruns, and operations spending. In addition, fiscal 2003 overall gross margin percentages were positively affected, as compared to fiscal 2002, by a reduction in incentive compensation for the Company’s operations departments resulting from the Company’s lower than expected performance.

      Communications Technology Solutions and Services gross margin decreased $5.0 million to $55.0 million in fiscal 2003 as compared to $60.0 million for fiscal 2002. Gross margin as a percent of revenues for this segment was relatively flat at 28.3% in fiscal 2003 as compared to 28.4% in fiscal 2002.

      Solutions’ margins were 21.3% and 25.7% in fiscal 2003 and 2002, respectively. This decline was the result of increased pricing pressure at the point of sale, changing product mix, current economic conditions, as well as cost overruns on certain projects. The cost overruns were the result of new product technology implementations, together with the learning curve associated with moving into new markets with new personnel. These overruns should be minimized in the future. However, Solutions’ margins will continue to experience downward pressure due to challenging economic conditions and the Company’s changing product mix.

      Services’ margins were 32.5% in fiscal 2003 and 29.9% in fiscal 2002. Fiscal 2003 margins were favorably affected by reduced incentive compensation and lower headcounts as compared to the previous year. In addition, Services margins have been, and will continue to be, under downward pressure from increased customer price sensitivity and the changing mix of service offerings.

      Resale Services’ gross margin was down to 34.6% of revenues in fiscal 2003 as compared to 36.7% in fiscal 2002. Gross margin for Financial Services were 98.6% and 84.2% in fiscal 2003 and 2002, respectively.

      Selling, General and Administrative Expenses. Norstan’s selling, general and administrative expenses were $66.8 million in fiscal 2003 and $73.9 million in fiscal 2002, a decrease of $7.1 million or 9.7%. As a percent of revenues, selling, general and administrative expenses improved slightly to 29.4% in fiscal 2003, compared to 29.9% in fiscal 2002. The decrease in selling, general and administrative expenses was the result of significantly lower incentive compensation expense in the current fiscal year, as compared to last year, as well as continued efforts to right size Norstan’s operations in light of the current economic environment. At the same time, during fiscal 2003, the Company made strategic investments in expansion into tier one cities, acquisition of assets in IP application development, and additional service sales initiatives and customer retention specialists. These investments, while providing a long-term benefit to the Company’s future financial performance, may continue to adversely affect short-term results.

      Interest Expense. Interest expense decreased significantly in fiscal 2003 to $2.2 million, as compared to $4.9 million in fiscal 2002. Interest expense is incurred primarily under Norstan’s revolving credit line. Average month-end borrowings outstanding under the Company’s revolving long-term credit agreements were $21.2 million in fiscal 2003 and $45.0 million in fiscal 2002. Weighted average interest rates under the Company’s revolving long-term credit agreements were 6.8% in fiscal 2003 compared to 9.3% in fiscal 2002.

      Other Income (Expense). Net other expense of $4,000 was recorded in fiscal 2003 compared to net other income of $651,000 in fiscal 2002. Fiscal 2002 net other income reflects interest income earned on certain promissory notes.

      Income Taxes. In fiscal 2003, the Company recorded a tax benefit from continuing operations of $323,000, compared to a tax benefit of $8.9 million in fiscal 2002. Fiscal 2003 reflects an effective rate of 39%, representing the effect of the Company’s federal statutory rate adjusted for state income taxes and other permanent tax items. In addition, the tax benefit recorded in fiscal 2003 reflects the reduction of certain valuation allowances relating to the Company’s capital loss and Canadian net operating loss carryforwards. Fiscal 2002 reflects the reduction of the valuation allowance principally associated with the Company’s U.S. net operating loss carryforward.

      Norstan’s effective tax rate differs from the federal statutory rate primarily due to state income taxes and other permanent differences, as well as the effect of net operating loss carryforwards and related valuation allowance changes. The Company will record a tax provision on earnings in fiscal 2004 at an effective tax rate of 38.0% to 39.0%.

      Net Income (Loss) from Continuing Operations. A net loss of $404,000 or $0.03 per diluted share was reported in fiscal 2003, as compared to net income of $6.6 million or $0.52 per share in fiscal 2002.

      Discontinued Operations. On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was effective July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. The Company recorded a pre-tax gain on this sale of $2.7 million in its first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, the Company received payment of $2.9 million in cash and other non-monetary assets in early settlement of the promissory note. The Company recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the receipt of cash received in settlement of the note.

      During fiscal 2001, the Company divested its IT consulting business. Divestiture of the IT consulting business began on February 7, 2001, with the sale of the Company’s 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of the Company with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. To date, $1.0 million has been collected on one of the notes and the remaining $12.0 million had been fully reserved for (see additional discussion below).

      The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the former Vice Chairman of the Company’s Board of Directors. Terms of the sale required the payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million maturing on August 28, 2001. In connection with the transaction, Norstan retained its rights to certain assets and assumed certain liabilities of Norstan Consulting. As of April 30, 2002, the promissory note had been paid in full.

      The results of these two consulting business units have historically been reported as Norstan’s “Consulting” business segment. With these dispositions, Consulting’s results are reported as discontinued operations for all periods presented.

      Norstan’s consolidated financial statements have been restated to separately report the net assets and operating results of the discontinued Network Services and Consulting businesses for all periods presented. Summary operating results of the discontinued operations are as follows (in thousands):

	Years Ended April 30,

	2003	2002	2001

Revenues	$3,521	$21,282	$67,590
Cost of sales	2,494	14,437	52,655

Gross margin	1,027	6,845	14,935
Selling, general and administrative expenses	993	3,394	25,956

Operating income (loss)	34	3,451	(11,021)
Other income (expense), net	(1)	(1)	(66)

Net income (loss) before taxes	33	3,450	(11,087)
Income tax provision	13	1,310	—

Net income (loss) from discontinued operations	$20	$2,140	$(11,087)

      In addition to the operating results above, Norstan recorded a net gain on the disposal of discontinued operations of $5.3 million in fiscal 2003. The gain on disposal includes the following: (i) a pre-tax gain on the sale of Norstan’s Network Services business of $5.5 million ($5.0 million after tax), (ii) a $591,000 gain, net of tax, related to payments on the promissory note received by the Company as part of the PRIMA Consulting arbitration settlement of February 25, 2002, and (iii) a $269,000 net loss related to additional costs incurred in the disposition of Connaissance Consulting. The after-tax gain on the sale of Network Services business reflects the reversal of $1.9 million tax valuation allowance which had been previously established for the Company’s capital loss carryforwards. The sale of the Network Services business allowed Norstan to fully utilize these capital loss carryforwards.

      The Company also recorded a $1.2 million loss on disposal of discontinued operations in fiscal 2002. The loss on disposal includes the following: (i) a pretax charge of $5.0 million ($3.1 million after tax) for an additional reserve on the remaining promissory note receivable from the sale of Connaissance Consulting, and (ii) a pretax gain of $3.0 million ($1.9 million after tax) from the arbitration settlement related to PRIMA Consulting (see Note 12 to the Consolidated Financial Statements). During the fourth quarter of fiscal 2002, the purchaser of Connaissance Consulting defaulted on payments then due. Norstan held discussions with the purchaser, and, based upon these discussions and review of the purchaser’s financial position, management determined that a reserve was required for the remaining amount due under the promissory note.

      Net Income (Loss). For fiscal 2003, Norstan reported net income of $4.9 million, or $0.39 per diluted share, as compared to net income of $7.5 million or $0.59 per diluted share in fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

      Revenues. Total revenues from continuing operations decreased 8.2% to $247.5 million in fiscal 2002 from $269.5 million in fiscal 2001.

      Revenues within the Communications Technology Solutions and Services segment decreased 9.5% to $211.6 million in fiscal 2002, from $233.7 million in fiscal 2001. Revenues from Solutions’ product offerings were down 24.1% year-over-year as declines in legacy PBX system sales, call center solutions and conferencing system sales were only somewhat offset by increased revenues related to new product offerings and Channels activity. Services revenues were off slightly, down 1.6%, as increased service contract revenue was offset by decreased MAC (moves, adds and changes) and managed communications services revenues.

      Resale Services revenues increased 15.8% to $30.4 million in fiscal 2002 as compared to $26.3 million in fiscal 2001. Financial Services’ fiscal 2002 revenue of $5.5 million was down 42.3% from $9.6 million in fiscal 2001.

      Gross Margin. Norstan’s gross margin was relatively flat at $75.9 million and $75.7 million in fiscal 2002 and 2001, respectively. As a percent of total revenues, gross margin was 30.6% in fiscal 2002 compared to 28.1% in fiscal 2001.

      Gross margin for Communications Technology Solutions and Services was relatively flat at $60.0 million in fiscal 2002 as compared to $59.2 million in fiscal 2001. Gross margin as a percent of revenues for this segment improved to 28.4% in fiscal 2002 as compared to 25.3% in fiscal 2001. The improved gross margin was the result of a change in the product/service mix, improved project management and continued efforts to control and/or reduce operating expenses over the past year. In addition, Norstan has been diligent in evaluating new sales on the basis of the quality of revenue offered.

      Resale Services’ gross margin was down slightly to 36.7% of revenues in fiscal 2002, as compared to 37.5% in fiscal 2001. Gross margins for Financial Services were 84.2% and 69.8% in fiscal 2002 and 2001, respectively.

      Selling, General and Administrative Expenses. Norstan’s selling, general and administrative expenses were $73.9 million in fiscal 2002 and $86.5 million in fiscal 2001, a decrease of $12.6 million or 14.6%. As a percent of revenues, selling, general and administrative expenses improved to 29.9% in fiscal 2002 as compared to 32.1% in fiscal 2001. Norstan implemented a restructuring plan that removed a significant amount of costs from its businesses over the past year. A majority of these efforts are complete and the fiscal 2002 overall levels of selling, general and administrative expense are in line with the Company’s refocused business model. In addition, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company no longer provides for amortization expense related to previously recorded goodwill. Goodwill amortization was approximately $500,000 in fiscal 2001.

      Restructuring Charge. During the fourth quarter of fiscal 2001, Norstan recorded a restructuring charge of approximately $1.2 million relating to a workforce reduction and closure of certain facilities. This charge included the costs of severance relating to approximately seventy employees ($683,000), lease terminations and other facility costs ($500,000) related to non-strategic businesses, as well as continued cost reductions in the Communications Technology businesses. At the end of fiscal 2002, the Company had largely executed these plans and all affected people had been terminated.

      Interest Expense. Interest expense decreased significantly in fiscal 2002 to $4.9 million, as compared to $8.0 million in fiscal 2001. Interest expense is incurred primarily under the Company’s revolving credit line. Average month-end borrowings outstanding under the Company’s revolving long-term credit agreements were $45.0 million in fiscal 2002 and $68.9 million in fiscal 2001. Weighted average interest rates under Norstan’s revolving long-term credit agreements were 9.3% in fiscal 2002, as compared to 11.7% in fiscal 2001.

      Other Income (Expense). Net other income of $651,000 was recorded in fiscal 2002 as compared to net other expense of $1.2 million in fiscal 2001. Fiscal 2002 net other income reflects interest income earned on certain promissory notes. The reported expense in 2001 was primarily attributable to the write-off of $1.1 million in fees related to a terminated financing transaction in the second quarter of fiscal 2001.

      Income Taxes. During the fourth quarter of fiscal 2002, the Company recorded an $8.9 million income tax benefit reflecting the reduction of its valuation allowance related to its U.S. net operating loss carryforward. The reduction of the allowance was mainly due to the recently enacted U.S. federal five-year net operating loss carryback rules (resulting in a $7.7 million federal tax refund which was received in June 2002), fiscal 2002 taxable income, and the Company’s estimate of future operating earnings. Norstan provided no tax benefit on the loss in fiscal 2001. Norstan’s effective tax rate differs from the federal statutory rate primarily due to state income taxes and nondeductible goodwill amortization, as well as the effect of net operating loss carryforwards and related valuation allowance charges. As a result, Norstan recorded a tax benefit in fiscal 2002.

      Net Income (Loss) from Continuing Operations. Net income of $6.6 million or $0.52 per diluted share was reported in fiscal 2002, as compared to a net loss of $21.1 million or $1.86 per share in fiscal 2001.

      Discontinued Operations. As discussed above, Norstan’s consolidated financial statements have been restated to report separately the net assets and operating results of the discontinued Network Services and Consulting businesses for all periods presented.

      Net Income (Loss). For fiscal 2002, the Company reported net income of $7.5 million or $0.59 per diluted share as compared to a net loss of $36.3 million or $3.19 per diluted share for fiscal 2001.

Application of Critical Accounting Policies

      The Securities and Exchange Commission’s Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 4 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of Norstan’s Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, valuation of deferred tax assets and valuation of accounts receivable. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. The following is a brief discussion of the more significant accounting policies and methods used by Norstan which require the most subjective and complex judgments. The Company considers these to be critical and could result in materially different amounts being reported under different conditions or using different assumptions.

      Revenue Recognition. Norstan’s principal sources of revenues are derived from the sale, installation and service of its full range of voice and data technologies and services. Within the Communications Technology Solutions and Services segment, revenues from the sale and installation of products and systems are generally recognized under the percentage-of-completion method of accounting for long-term contracts and revenues from maintenance service contracts, moves, adds, and changes, and network integration services, are recognized as the services are provided. Service contracts are generally pre-billed either on a quarterly or annual basis and any prepayments are reflected on the balance sheet as deferred revenue and recognized as revenue over the service period on a straight-line basis. Resale Services’ revenues generated from the secondary equipment market are recognized upon performance of contractual obligations, which is generally upon shipment. Financial Services’ revenues are recognized over the life of the related lease receivables using the effective interest method.

      If Norstan does not accurately estimate the resources required and the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under its customer contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company’s financial condition and results of operations and would be reflected in the period in which they were identified.

      Valuation of Deferred Tax Assets. Norstan recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Norstan regularly reviews its deferred tax assets for recoverability and establishes valuation allowances based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. To the extent a valuation allowance is established in a given period, an expense within the tax provision in the statement of operations is recorded. Conversely, when a valuation allowance is reduced, a tax benefit is recorded in the statement of operations.

      As of April 30, 2002, the Company had provided for valuation allowances for the Company’s capital loss carryforward which was due to expire in fiscal 2006, and the Company’s Canadian net operating loss carryforwards which expire through fiscal 2008. During fiscal 2003, Norstan reversed a portion of these valuation allowances and recorded a tax benefit of $1.9 million and $1.1 million relating to the capital loss and Canadian net operating loss carryforwards, respectively. The reversal of these valuation allowances was due to the capital gain generated from the sale of the Company’s Network Services business and the fiscal 2003 Canadian taxable income as well as the Company’s estimates of future Canadian earnings. During the fourth quarter of fiscal 2002, Norstan reversed the valuation allowance related to its U.S. net operating loss carryforward and recorded a tax benefit of $8.9 million. The reversal of this allowance was mainly due to the recently enacted U.S. federal five-year net operating loss carryback rules (resulting in a $7.7 million federal tax refund which was received in June 2002), fiscal 2002 taxable income and the Company’s estimates of future operating earnings. In the event that actual results differ from these estimates or that these estimates are adjusted in future periods or if uncertainties arise related to the Company’s ability to utilize some or all of the deferred tax assets, the Company may need to establish additional valuation allowances which could materially impact its financial condition and results of operations.

      Valuation of Accounts Receivable. Norstan performs credit checks on all new contract customers with orders greater than $100,000. Credit limits are assessed according to current creditworthiness including, but not limited to, the customer’s current financial condition, working capital and payment histories. Collection activity for service contract customers is performed on an ongoing basis with payments due quarterly in advance of service commencement. Norstan enforces a “service hold” policy if a customer is in default of its payment obligation and has provided no immediate commitment to pay. Bad debt reserves are established and continuously evaluated based on customer collections and payments, historical experience and any specific customer collection issues that may have been identified. While such credit losses have historically been within Norstan’s expectations and the provisions established, management cannot guarantee that the Company will continue to have similar experience. In addition, a significant change in the liquidity or financial position of any of the Company’s customers or any adverse change in general economic conditions could have a material impact on the collectibility of accounts receivable and future operating results.

Liquidity and Capital Resources

      In fiscal 2003, Norstan reported a pre-tax loss from continuing operations of $727,000, as compared to a pre-tax loss of $2.3 million and $21.1 million in fiscal 2002 and 2001, respectively. In addition, during fiscal 2003, the Company reported net income and gains from discontinued operations of $5.3 million as compared to $900,000 in fiscal 2002 and a net loss and loss on disposal from discontinued operations of $15.1 million in fiscal 2001. As a result, the Company has been able to significantly reduce its long-term bank debt as well as finance strategic investments in expanding geographic reach, implementing services sales initiatives and adding customer retention specialists. Based on these positive developments and the Company’s operating plans for fiscal 2004, management believes that cash flows generated by operations, borrowing capacity available under the financing arrangements discussed below, and cash received from capital lease financing or other transactions, including the issuance of debt or equity securities, will be sufficient to meet its cash flow needs through at least April 30, 2004. However, there can be no assurance that the assumptions used by management in formulating its assessment will prove accurate. In the event that the Company requires supplemental sources of capital, there can be no assurance as to their availability on terms acceptable to the Company.

      Cash Flows. Continuing operations provided net cash of $2.3 million, $14.4 million and $28.8 million during fiscal 2003, 2002 and 2001, respectively. Net income (loss) from continuing operations was a loss of $404,000 in fiscal 2003 as compared to net income of $6.6 million and a net loss of $21.1 million in fiscal 2002 and 2001, respectively. In addition, a significant reduction in accrued liabilities, mainly bonuses accrued at the end of fiscal 2002 and paid in fiscal 2003, was offset by the receipt of a $7.7 million federal tax refund which was recorded at the end of fiscal 2002 and collected in fiscal 2003. Net cash of $6.6 million was provided by investing activities in fiscal 2003, a decrease of over $11.2 million from fiscal 2002. This decrease was mainly the result of the winding down of Norstan’s leasing activity which led to a significant reduction in proceeds from lease contracts between fiscal 2003 and 2002. Financing activities utilized net cash of $18.0 million, $35.8 million and $25.3 million in fiscal 2003, 2002 and 2001, respectively. The high level of cash used for financing activities in each of the fiscal years 2003, 2002 and 2001 was due to repayment of bank debt and discounted lease rentals. Net cash provided by continuing operations, investing activities and discontinued operations allowed the Company to repay its long-term debt to $17.2 million as of April 30, 2003.

      Capital Expenditures. Norstan used $5.2 million for capital expenditures during fiscal 2003 as compared to $5.1 million and $7.5 million in fiscal 2002 and 2001, respectively. These expenditures were primarily for computer equipment, software/system upgrades and other equipment and fixtures. Norstan currently expects capital expenditures of $8.0 million to $9.0 million in fiscal 2004, principally related to computer equipment, software upgrades and other equipment and fixtures for expansion into new markets to be financed by cash from operations, borrowings under its long-term credit agreement, or from capital lease financing.

      Investment in Lease Contracts. Norstan has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company is winding down its leasing activities and providing customers with alternative financing through Fidelity Leasing. As a result, there was $235,000 invested in lease contracts in fiscal 2003 as compared to $3.0 million and $26.4 million in fiscal 2002 and 2001, respectively. Net lease receivables decreased to $12.3 million at April 30, 2003 from $25.4 million at April 30, 2002. The Company historically has utilized its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $8.5 million at April 30, 2003 as compared to $13.5 million at April 30, 2002. Interest rates on these credit agreements at April 30, 2003 ranged from 6.0% to 10.0%, while payments are due in varying monthly installments through March 2007. Payments due to financial institutions are made from monthly collections of lease receivables from customers. Norstan also sold certain leases to a third party on a nonrecourse basis during July and August 2001. Total proceeds from these sales were $6.4 million which is reflected on the Consolidated Statements of Cash Flow in “Financing Activities”.

      Capital Resources. On July 12, 2002, Norstan entered into a $30.0 million credit agreement with certain banks consisting of the following components: A) a $21.0 million revolving line of credit, with availability based on eligible receivables and inventory, as defined, and B) a $9.0 million term loan with quarterly payments of $1.0 million beginning October 25, 2002. The revolving line was to mature on June 28, 2004 and the term note was to mature on October 29, 2004. The term note was subject to certain prepayment provisions in the event the Company received cash from the collection of the promissory note related to the sale of Network Services. The agreement also provided that if the term loan is paid to an amount less than $5.0 million, the Company had an option to increase the revolving commitment amount to $25.0 million provided accounts receivable and inventory levels supported such an increase.

      The revolving credit facility and term loan bore interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through January 31, 2003, and at the bank’s reference rate plus 0.5%

or Eurodollar rate advance plus 2.5% through April 30, 2003. Annual commitment fees ranged from 0.375% to 0.25%. Under this agreement, the Company was required to maintain, on a quarterly basis, minimum levels of earnings before income taxes and achieve certain other financial ratios. The Company has complied with or has obtained the appropriate waivers for such requirements as of April 30, 2003.

      On July 15, 2003, the Company entered into an amendment related to the above agreement. Under this amendment, all amounts outstanding under the above mentioned term loan were converted to borrowings under the revolving credit facility. As of the date of this amendment, the capacity of the revolving credit facility was established at $24.0 million and reduces to $22.5 million as of January 31, 2004, with availability based on eligible receivables and inventory, as defined. The revolving credit agreement matures on June 28, 2004.

      The amended revolving credit facility currently bears interest at the banks’ reference rate plus 0.5% or Eurodollar rate advance plus 2.5% with provisions for future rate changes based on the level of certain of the Company’s financial ratios. Annual commitment fees continue to range from 0.375% to 0.25%. The amended agreement revised certain financial covenants for fiscal 2004, and requires that the Company maintain, on a quarterly basis, minimum levels of earnings before income taxes and achieve certain other financial ratios.

Acquisition

      On March 7, 2003, Norstan announced that it had purchased certain assets and intellectual property, effective March 1, 2003, from NetCom Systems, Inc. related to NetCom’s voice over Internet Protocol (IP) telephony applications software operations. This group is involved in the development of applications that increase the effectiveness and productivity of IP communications systems. The software assets purchased as part of this transaction include the NetCom Internet Protocol Application (NIPA) Framework — an IP application framework/architecture which provides a base for the development of efficient and effective IP solutions. Currently, the NIPA Framework is used specifically with Cisco’s AVVID enterprise architecture; however, it can be easily interfaced with multiple manufacturers of IP solutions. In addition to the NIPA Framework, the Company acquired certain applications which have been developed to effectively meet specific needs of IP telephony users, including; Soft BossAdmin, IP ZonePage, IP Call Block, IP 911 Alert, IP Dial-Out and IP GMS (Guest Management Services). The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing and $1.1 million 120 days after the closing and guaranteed payments of $800,000 payable over the next two years. The purchase agreement provides that Norstan may pay NetCom contingent consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. At the Company’s discretion, up to 50 percent of any contingent consideration may be paid in shares of the Company’s common stock. The Company has or will fund the purchase of these assets from borrowings under the Company’s revolving credit facility or through the issuance of equity securities. The Company has also hired certain key NetCom personnel who were involved in NetCom’s development of IP telephony applications software. The Company has recorded $2.6 million for intangible assets relating to proprietary technology and $400,000 in goodwill relating to the $3.0 million acquisition consideration paid.

Contractual Obligations and Commitments

      Norstan has various contractual obligations and commitments to make future payments including debt agreements, lease obligations and discounted lease rental commitments. The following table summarizes future obligations under these contracts due by period as of April 30, 2003 (in thousands):

	Years Ending April 30,

				2008 and
	2004	2005	2006 to 2007	Thereafter	Total

Bank debt	$100	$15,200	$—	$—	$15,300
Operating leases	6,169	4,969	7,118	9,574	27,830
Capital leases/other debt	1,541	400	—	—	1,941
Discounted lease rentals	4,897	2,824	776	—	8,497

Total contractual obligations	$12,707	$23,393	$7,894	$9,574	$53,568

      Norstan does not currently have any other material definitive commitments that require cash resources. However, management continually evaluates opportunities to expand its operations. This may include the expansion of strategic partner relationships, product/service offerings and/or our geographic footprint and may include acquisitions.

Recently Issued Accounting Standards

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the new annual disclosure provisions of SFAS No. 148 effective with this filing. The adoption had no impact on the Company’s consolidated balance sheet or results of operations. The new interim disclosure provisions will be effective for the Company beginning with the first quarter of fiscal 2004.

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN 45 during its third quarter of fiscal 2003. The Company is subject to warranty claims for products and overall solutions that fail to perform as expected due to design, installation or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products/solutions and bear the cost of repair or replacement of such products/solutions. Depending on the terms under which the Company supplies products/solutions to its customers, a customer may hold the Company responsible for some or all of the repair, replacement or redesign/reinstallation costs of defective products/solutions, when the product/solution supplied did not perform as presented. The Company generally provides customers a warranty on product’s consistent with the warranty the Company receives from the original equipment manufacturer. Therefore, in most instances, the original equipment manufacturer bears the cost to replace defective products. The Company will provide the necessary labor to redesign, reinstall or replace products/solutions that did not perform as presented. The Company’s policy is to reserve for estimated future costs based upon historical trends of actual costs incurred. The warranty reserve is included in other accrued liabilities within the Company’s consolidated balance sheet. The following table presents a summary of the warranty provision (in thousands):

Balance at April 30, 2002	$1,526
Provision for reserves recorded	2,599
Reductions for payments made	(2,675)
Currency translation adjustment	18

Balance at April 30, 2003	$1,468

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 modifies the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. While Norstan does not currently anticipate the adoption will have a material impact on its current financial position or results of operations, should Norstan initiate further exit or disposal activities, Norstan would be required to follow this new pronouncement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

      For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. Norstan has variable rate debt of $15.3 million outstanding at April 30, 2003 with a weighted average interest rate of 3.9%. Assuming that the Company’s balance of variable rate debt remains constant at $15.3 million, each one-percent increase in interest rates would result in an annual increase in pre-tax interest expense, and a corresponding decrease in cash flows of $153,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in pre-tax interest expense, and a corresponding increase in cash flows of $153,000.

      The Company has periodically financed customer equipment purchases with fixed rate, sales-type leases. The resulting stream of future lease payments is, in turn, used to borrow funds from financial institutions at fixed rates on a nonrecourse basis. Norstan is not exposed to interest rate risk in connection with these arrangements because: (i) both the leases and the debt are at fixed interest rates; and (ii) Norstan has typically entered into lending arrangements shortly after execution of the related leases.

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

	2004	2005	2006	2007	Total	Fair Value

Revolving credit facility (variable: currently 3.87%)	$—	$15.2	$—	$—	$15.2	$15.2
						3.98%
Term loan (variable: currently 3.44%)	0.1	0.1	—	—	—	0.1
						3.44%
Other long-term debt (fixed: currently 0.0%)	1.5	0.4	—	—	1.9	1.8
						7.50%
Discounted lease rentals (fixed: currently 7.43%)	4.9	2.8	0.7	0.1	8.5	7.9
						7.50%

Total debt obligations	$6.5	$18.4	$0.7	$0.1	$25.7	$25.0

Foreign Currency Risk

      Norstan is exposed to foreign currency rate risk. Substantially all foreign exchange exposure is attributable to the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar during the year ended April 30, 2003 remained relatively unchanged.

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

      During the years ended April 30, 2003, 2002 and 2001, the average exchange rates for the Canadian dollar strengthened (weakened) against the U.S. dollar as follows:

	Years Ended April 30,

	2003	2002	2001

Increase (Decrease)	.0106	(.0228)	(.0190)
	1.7%	(3.4)%	(2.8)%

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Norstan, Inc.:

      We have audited the accompanying consolidated balance sheets of Norstan, Inc. and Subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Norstan, Inc. and Subsidiaries as of April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Minneapolis, Minnesota

June 12, 2003, except for Note 7 as to which the date is July 15, 2003

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended April 30,

	2003	2002	2001

REVENUES
Communications Technology Solutions and Services	$194,511	$211,568	$233,700
Resale Services	29,208	30,402	26,250
Financial Services	3,177	5,527	9,570

Total Revenues	226,896	247,497	269,520

COST OF SALES
Communications Technology Solutions and Services	139,498	151,523	174,522
Resale Services	19,111	19,246	16,408
Financial Services	44	871	2,893

Total Cost of Sales	158,653	171,640	193,823

GROSS MARGIN
Communications Technology Solutions and Services	55,013	60,045	59,178
Resale Services	10,097	11,156	9,842
Financial Services	3,133	4,656	6,677

Total Gross Margin	68,243	75,857	75,697

Selling, general and administrative expenses	66,781	73,917	86,517
Restructuring charge (Note 5)	—	—	1,183

OPERATING INCOME (LOSS)	1,462	1,940	(12,003)
Interest expense	(2,185)	(4,887)	(7,988)
Other income (expense), net	(4)	651	(1,154)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(727)	(2,296)	(21,145)
Income tax benefit	(323)	(8,936)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(404)	6,640	(21,145)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued operations, net of tax provision of $13 in 2003 and $1,311 in 2002	20	2,140	(11,087)
Gain (loss) on disposal of discontinued operations, net of tax provision of $768 in 2003 and benefit of $760 in 2002	5,276	(1,240)	(4,038)

NET INCOME (LOSS)	$4,892	$7,540	$(36,270)

NET INCOME (LOSS) PER SHARE — BASIC
CONTINUING OPERATIONS	$(0.03)	$0.55	$(1.86)
DISCONTINUED OPERATIONS	0.42	0.07	(1.33)

NET INCOME (LOSS) PER SHARE — BASIC	$0.39	$0.62	$(3.19)

NET INCOME (LOSS) PER SHARE — DILUTED
CONTINUING OPERATIONS	$(0.03)	$0.52	$(1.86)
DISCONTINUED OPERATIONS	0.42	0.07	(1.33)

NET INCOME (LOSS) PER SHARE — DILUTED	$0.39	$0.59	$(3.19)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	12,492	12,149	11,373

DILUTED	12,492	12,823	11,373

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	As of April 30,

	2003	2002

ASSETS
CURRENT ASSETS
Cash	$1,185	$1,936
Accounts receivable, net of allowances for doubtful accounts of $965 and $1,228	33,523	29,898
Lease receivables	6,846	13,404
Inventories	7,248	4,312
Costs and estimated earnings in excess of billings of $10,344 and $6,041	5,746	4,772
Income taxes receivable	—	7,761
Prepaid expenses, deposits and other	5,216	6,753
Net current assets of discontinued operations	—	2,985

Total Current Assets	59,764	71,821

Property and equipment	89,988	85,210
Less — accumulated depreciation and amortization	(72,304)	(64,058)

Net Property and Equipment	17,684	21,152

OTHER ASSETS
Goodwill	4,379	3,883
Lease receivables, net of current portion	5,503	11,947
Deferred income taxes	12,564	12,592
Net non-current assets of discontinued operations	693	1,097
Other	2,735	73

Total Other Assets	25,874	29,592

TOTAL ASSETS	$103,322	$122,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,641	$4,127
Current maturities of discounted lease rentals	4,897	7,230
Accounts payable	14,465	15,679
Deferred revenue	21,521	21,372
Accrued liabilities:
Salaries and wages	5,171	11,933
Other liabilities	5,860	7,810
Net current liabilities of discontinued operations	150	—
Billings in excess of costs and estimated earnings of $13,832 and $27,579	6,827	5,663

Total Current Liabilities	60,532	73,814

LONG-TERM DEBT, net of current maturities	15,600	25,540
DISCOUNTED LEASE RENTALS, net of current maturities	3,600	6,295

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Common stock — $.10 par value; 40,000,000 authorized shares; 12,784,122 and 12,429,507 shares issued and outstanding	1,278	1,243
Capital in excess of par value	56,891	55,856
Accumulated deficit	(32,520)	(37,412)
Unamortized cost of stock	(134)	(674)
Accumulated other comprehensive loss	(1,925)	(2,097)

Total Shareholders’ Equity	23,590	16,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,322	$122,565

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

		Common Stock					Accumulated
				Capital in		Unamortized	Other
	Comprehensive	Shares		Excess of	Accumulated	Cost of	Comprehensive
	Income (Loss)	Outstanding	Amount	Par Value	Deficit	Stock	Income (Loss)	Total

Balance at April 30, 2000		11,239	$1,124	$53,520	$(8,682)	$(1,707)	$(1,766)	$42,489
Net loss	$(36,270)	—	—	—	(36,270)	—	—	(36,270)
Stock issued for employee benefit plans		982	98	1,574	—	269	—	1,941
Related income tax cost		—	—	(119)	—	—	—	(119)
Issuance of stock warrants		—	—	323	—	—	—	323
Foreign currency translation adjustments	(279)	—	—	—	—	—	(279)	(279)

Comprehensive loss	$(36,549)

Balance at April 30, 2001		12,221	1,222	55,298	(44,952)	(1,438)	(2,045)	8,085
Net income	$7,540	—	—	—	7,540	—	—	7,540
Stock issued for employee benefit plans		209	21	515	—	764	—	1,300
Related income tax cost		—	—	(112)	—	—	—	(112)
Issuance of stock warrants		—	—	155	—	—	—	155
Foreign currency translation adjustments	(52)	—	—	—	—	—	(52)	(52)

Comprehensive income	$7,488

Balance at April 30, 2002		12,430	1,243	55,856	(37,412)	(674)	(2,097)	16,916
Net income	$4,892	—	—	—	4,892	—	—	4,892
Stock issued for employee benefit plans		354	35	898	—	540	—	1,473
Related income tax cost		—	—	137	—	—	—	137
Foreign currency translation adjustments	172	—	—	—	—	—	172	172

Comprehensive income	$5,064

Balance at April 30, 2003		12,784	$1,278	$56,891	$(32,520)	$(134)	$(1,925)	$23,590

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended April 30,

	2003	2002	2001

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(404)	$6,640	$(21,145)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operating activities:
Restructuring charges	—	—	1,183
Restructuring costs paid	(605)	(1,171)	(502)
Depreciation and amortization	9,480	13,963	15,461
Deferred income taxes	73	(511)	—
Changes in operating items:
Accounts receivable	(3,418)	7,554	15,357
Inventories	(2,867)	1,876	6,366
Costs and estimated earnings in excess of billings	(942)	3,445	6,885
Prepaid expenses, deposits and other	1,551	(1,159)	853
Accounts payable	(1,324)	(12,498)	2,673
Deferred revenue	(18)	(710)	1,756
Accrued liabilities	(8,106)	7,448	3,584
Income taxes payable/receivable	7,761	(7,873)	3,586
Billings in excess of costs and estimated earnings	1,113	(2,605)	(7,269)

Net cash provided by continuing operating activities	2,294	14,399	28,788

INVESTING ACTIVITIES
Additions to property and equipment	(5,241)	(5,098)	(7,468)
Cash paid for acquisition	(1,153)	—	—
Investment in lease contracts	(235)	(3,002)	(26,387)
Proceeds from lease contracts	13,368	25,618	37,878
Other, net	(187)	266	1,425

Net cash provided by investing activities	6,552	17,784	5,448

FINANCING ACTIVITIES
Proceeds from the sale of leases	—	6,429	—
Borrowings on long-term debt	158,780	314,663	246,716
Repayments of long-term debt	(172,571)	(344,307)	(255,743)
Borrowings on discounted lease rentals	3,620	—	3,951
Repayments of discounted lease rentals	(8,752)	(13,237)	(21,883)
Proceeds from sale of common stock	933	692	1,672

Net cash used for financing activities	(17,990)	(35,760)	(25,287)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(266)	11	32

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	(9,410)	(3,566)	8,981
NET CASH FLOW FROM DISCONTINUED OPERATIONS	8,659	3,396	(6,875)
CASH AT BEGINNING OF YEAR	1,936	2,106	—

CASH AT END OF YEAR	$1,185	$1,936	$2,106

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business:

      Norstan, Inc. (“Norstan”, the “Company”, “we”, “us” or “our”) is a full-service communications solutions and services company that delivers voice and data technologies and services, and remanufactured equipment to select corporate end-users and channel partners. Norstan also offers a full range of technologies for call center design, IP telephony/ PBX, messaging, infrastructure, conferencing, and enterprise mobility. Norstan operates principally through its subsidiaries: Norstan Communications, Inc., Norstan Canada, Ltd., Norstan Financial Services, Inc., and Vibes Technologies, Inc. The Company is headquartered in Minnetonka, Minnesota with sales and services locations throughout the United States and Canada. Norstan’s common stock is listed on the Nasdaq stock exchange under the symbol NRRD.

      Norstan drives its business by delivering communications solutions and services through the installation of a broad array of technology platforms, software solutions and on-going system maintenance needs. We currently work with approximately 2,500 key direct customers, servicing over 18,000 sites drawing customers from the banking/finance, healthcare, manufacturing, retail, government, education, utilities, finance/insurance and non-profit sectors. Additionally, we sell technology services support to a broad channel of manufacturers, resellers and distributors and through partnerships with manufacturers offering best-in-class technology. Norstan also maintains a direct sales effort focused on Fortune 2000 companies and an inside sales force focused on smaller opportunities. The Company’s remanufactured equipment segment supports Norstan’s customer base, channel partners, resellers and distributors with efficient and reliable resale services.

      To address the complex communication requirements of our customers, Norstan provides a broad range of products and services through three interrelated business segments: Communications Technology Solutions and Services, Resale Services, and Financial Services which accounted for 85.7%, 12.9%, and 1.4% of Norstan’s fiscal 2003 revenues, respectively. Communications Technology Solutions and Services provides best-in-class technologies and services focused on selected enterprise customers throughout North America, technology implementation and support services for network providers, manufacturers, integrators, and resellers, and hardware and software applications that support voice over Internet protocol (IP). Resale Services provides refurbished and re-certified voice and data products to end users. Financial Services supports the sales process by providing customers with customized financing alternatives.

Note 2 — Acquisition

      Effective March 1, 2003, Norstan purchased certain assets and intellectual property from NetCom Systems, Inc. related to NetCom’s voice over Internet Protocol (IP) telephony applications software operations. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing and $1.1 million 120 days after the closing and guaranteed payments of $800,000 payable over the next two years. The purchase agreement provides that Norstan may pay NetCom contingent consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. At the Company’s discretion, up to 50 percent of any contingent consideration may be paid in shares of the Company’s common stock. The Company has also hired certain key NetCom personnel who were involved in NetCom’s development of IP telephony applications software.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the fair value of the assets acquired as determined by an independent appraisal (in thousands):

Amortizable intangible assets	$2,600
Goodwill	400

$3,000

      The amortizable intangible assets relating to proprietary technology are being amortized over five years on a straight-line basis. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the goodwill acquired in the acquisition will be assessed for impairment annually and will not be amortized. Any contingent consideration required to be paid by the Company will be accounted for as additional goodwill. The intangible assets and goodwill acquired have been allocated to the Communications Technology Solutions and Services business segment. Because the transaction was an asset purchase, the acquired goodwill is expected to be tax deductible. Pro forma results related to the acquisition were not material to the financial condition or results of operations of the Company.

Note 3 — Discontinued Operations

Network Services:

      On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. The Company recorded a pre-tax gain on this sale of $2.7 million in its first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, the Company received payment of $2.9 million in cash and other non-monetary assets in early settlement of the promissory note. The Company recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the receipt of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, has been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services results of operations have been reported as discontinued operations for all periods presented.

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

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The results of these two business units have historically been reported as the Company’s “Consulting” business segment. With these dispositions, Consulting’s results are reported as discontinued operations for all periods presented.

Financial Information Related to Discontinued Operations:

      Net assets of discontinued operations included the following (in thousands):

	As of April 30,

	2003	2002

Assets:
Cash, accounts receivable and inventories	$56	$1,571
Net property and equipment	—	621
Notes receivable, prepaids and other assets	1,064	4,769
Liabilities:
Accounts payable	—	(1,487)
Accrued liabilities:
Salaries & wages	—	(106)
Future lease obligations	(269)	(863)
Other liabilities	(308)	(423)

Net assets of discontinued operations	543	4,082
Less: Current portion liabilities (assets)	150	(2,985)

	$693	$1,097

      Summary operating results of the discontinued operations were as follows (in thousands):

	Years Ended April 30,

	2003	2002	2001

Revenues	$3,521	$21,282	$67,590
Cost of sales	2,494	14,437	52,655

Gross margin	1,027	6,845	14,935
Selling, general and administrative expenses	993	3,394	25,956

Operating income (loss)	34	3,451	(11,021)
Other income (expense), net	(1)	—	(66)

Net income (loss) before taxes	33	3,451	(11,087)
Income tax provision	13	1,311	—

Net income (loss) from discontinued operations	$20	$2,140	$(11,087)

      In addition to the operating results above, Norstan recorded a net gain on the disposal of discontinued operations of $5.3 million in fiscal 2003. The gain on disposal includes the following: (i) a pre-tax gain on the sale of Norstan’s Network Services business of $5.5 million ($5.0 million after tax), (ii) a $591,000 gain, net of tax, related to payments on the promissory note received by the Company as part of the PRIMA

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consulting arbitration settlement of February 25, 2002, and (iii) a $269,000 net loss related to additional costs incurred in the disposition of Connaissance Consulting. The after-tax gain on the sale of Network Services business reflects the reversal of a $1.9 million tax valuation allowance which had been previously established for the Company’s capital loss carryforwards. The sale of the Network Services business allowed Norstan to fully utilize these capital loss carryforwards.

      The Company also recorded a $1.2 million loss on disposal of discontinued operations in fiscal 2002. The loss on disposal includes the following: (i) a pre-tax charge of $5.0 million ($3.1 million after tax) for an additional reserve on the remaining promissory note receivable from the sale of Connaissance Consulting, and (ii) a pre-tax gain of $3.0 million ($1.9 million after tax) from the arbitration settlement related to PRIMA Consulting (see Note 12). During the fourth quarter of fiscal 2002, the purchaser of Connaissance Consulting defaulted on payments then due. Norstan held discussions with the purchaser, and, based upon these discussions and review of the purchaser’s financial position, management determined that a reserve was required for the remaining amount of the promissory note.

Note 4 — Summary of Significant Accounting Policies:

Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of Norstan and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory valuation, depreciable lives of property and equipment, valuation of deferred tax assets, warranty reserves, estimates of percentage of completion under long-term contracts and others. Ultimate results could differ from those estimates.

Revenue Recognition:

      Within the Communications Technology Solutions and Services business segment, revenues from the sale and installation of products and systems are recognized under the percentage-of-completion method of accounting for long-term contracts and revenues from maintenance service contracts, moves, adds, and changes, and network integration services, are recognized as the services are provided. Resale Services’ revenues are generated from the secondary equipment market are recognized upon performance of contractual obligations, which is generally upon shipment. Financial Services’ revenues are recognized over the life of the related lease receivables using the effective interest method. In addition, Norstan grants credit to customers and generally does not require collateral or any other security to support amounts due, other than equipment originally leased.

Fair Value of Financial Instruments:

      Fair values of financial instruments, including long-term obligations, lease receivables and trade receivables, approximated their carrying values at April 30, 2003 and 2002 because of their short maturity or variable interest rate nature, except for discounted lease rentals for which book value was $8.5 million as compared to estimated fair value of $7.9 million as of April 30, 2003.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” in determining whether an impairment has occurred, the Company’s policy is to evaluate, at each balance sheet date, whether events and circumstances have taken place to indicate that the book value of the assets may not be recoverable. If such indicators were present, impairment would be assessed using estimates of undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the book values of the assets, the assets would be written down to their estimated fair values. Prior to the adoption of SFAS No. 144 in fiscal 2003, the Company followed the provisions of SFAS No. 121. There were no writedowns recorded under SFAS No. 144 or SFAS No. 121 in fiscal 2003, 2002 or 2001.

Goodwill:

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 includes requirements to test goodwill for impairment using a fair value approach, rather than amortizing the cost of goodwill over future periods. As a result, the Company’s amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in the first quarter of fiscal 2002. There was no goodwill amortization expense in fiscal 2003 and 2002 and $503,000 in amortization expense recorded in fiscal 2001. The Company has performed the required tests regarding the realizability of the recorded goodwill and determined that no impairment charge was required in fiscal 2003 or 2002. In addition, the Company recorded amortization expense of $88,000 in fiscal 2003 related to the intangible assets acquired during the year. There was no amortization expense in fiscal 2002 and 2001 relating to other intangible assets.

      The following tables set forth pro forma net income (loss) and earnings (loss) per share (in thousands except per share amounts):

	Years Ended April 30,

	2003	2002	2001

Net income (loss) as reported	$4,892	$7,540	$(36,270)
Add back: Goodwill amortization	—	—	503

Adjusted net income (loss)	$4,892	$7,540	$(35,767)

Earnings (loss) per share as reported (basic/diluted)	$0.39	$0.62/$0.59	$(3.19)
Goodwill amortization	—	—	0.04

Adjusted earnings (loss) per share (basic/diluted)	$0.39	$0.62/$0.59	$(3.15)

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of goodwill and other intangible assets were as follows as of April 30, (in thousands):

			Intangible
	Goodwill		Assets

	2003	2002	2003	2002

Gross carrying amount	$10,830	$10,252	$2,633	$—
Accumulated amortization	(6,451)	(6,369)	(88)	—

Net carrying amount	$4,379	$3,883	$2,545	$—

      The change in the gross carrying amounts of goodwill and other intangible assets for the year ended April 30, 2003 were as follows (in thousands):

		Intangible
	Goodwill	Assets

Balance at April 30, 2002	$10,252	$—
Acquired in acquisition	400	2,633
Currency translation adjustment	178	—

Balance at April 30, 2003	$10,830	$2,633

Foreign Currency:

      For Norstan’s foreign operations, assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are recorded as a separate component of shareholders’ equity within accumulated other comprehensive income (loss).

Income Taxes:

      Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of the Company’s assets and liabilities at currently enacted tax rates.

Earnings (Loss) Per Share Data:

      The Company reports net income (loss) per share pursuant to the requirements of SFAS No. 128 “Earnings per Share.” SFAS No. 128 requires presentation of basic and diluted earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from all outstanding stock options and other securities using the treasury stock method.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of EPS calculations under SFAS No. 128 was as follows (in thousands, except per share amounts):

	Years Ended April 30,

	2003	2002	2001

Income (loss) from continuing operations	$(404)	$6,640	$(21,145)

Weighted average common shares outstanding — Basic	12,492	12,149	11,373
Dilutive effect of stock options	—	674	—

Weighted average common shares outstanding — Diluted	12,492	12,823	11,373

Income (loss) per share from continuing operations:
Basic	$(0.03)	$0.55	$(1.86)

Diluted	$(0.03)	$0.52	$(1.86)

      For the fiscal years ended April 30, 2003 and 2001, approximately 592,000 and 55,000 in-the-money common share equivalents have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

Comprehensive Income (Loss):

      Norstan reports comprehensive income (loss) and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. For the Company, comprehensive income (loss) consists of net income (loss) adjusted for foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

Supplemental Cash Flow Information:

      Supplemental disclosure of cash flow information was as follows (in thousands):

	Years Ended April 30,

	2003	2002	2001

Cash paid (received) for:
Interest	$2,215	$6,345	$11,576
Income taxes	$(7,582)	$270	$149

Recently Issued Accounting Standards:

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the new annual disclosure provisions of SFAS No. 148 effective with this filing. The adoption had no impact on the Company’s consolidated balance sheet or results of operations. The new interim disclosure provisions will be effective for the Company beginning with the first quarter of fiscal 2004.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN 45 during its third quarter of fiscal 2003. The Company is subject to warranty claims for products and overall solutions that fail to perform as expected due to design, installation or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products/solutions and bear the cost of repair or replacement of such products/solutions. Depending on the terms under which the Company supplies products/solutions to its customers, a customer may hold the Company responsible for some or all of the repair, replacement or redesign/reinstallation costs of defective products/solutions, when the product/solution supplied did not perform as presented. The Company generally provides customers a warranty on product’s consistent with the warranty the Company receives from the original equipment manufacturer. Therefore, in most instances, the original equipment manufacturer bears the cost to replace defective products. The Company will provide the necessary labor to redesign, reinstall or replace products/solutions that did not perform as presented. The Company’s policy is to reserve for estimated future costs based upon historical trends of actual costs incurred. The warranty reserve is included in other accrued liabilities within the Company’s consolidated balance sheet. The following table presents a summary of the warranty provision (in thousands):

Balance at April 30, 2002	$1,526
Provision for reserves recorded	2,599
Reductions for payments made	(2,675)
Currency translation adjustment	18

Balance at April 30, 2003	$1,468

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 modifies the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

Note 5 — Restructuring Charges:

      During the fourth quarter of fiscal 2001, Norstan recorded a restructuring charge of approximately $1.2 million relating to a workforce reduction and closure of certain facilities. This charge included the costs of severance relating to approximately seventy employees ($683,000) and lease terminations and other facility costs ($500,000) related to non-strategic businesses and for continued cost reductions in the Communications Technology businesses. At the end of fiscal 2002, the Company had principally executed these plans and all affected people had been terminated.

      During fiscal years 2003, 2002 and 2001, payments totaling approximately $600,000, $1.2 million and $500,000, respectively, were charged against the restructuring reserves which were established as part of the above-described restructuring charge as well as certain charges in fiscal 2000 and 1999. At April 30, 2003, a reserve of approximately $269,000 remained for future payments to be made related to the fiscal 2001 restructuring charges principally related to future lease obligations. This reserve is included in the net assets of discontinued operations, as it relates to the former Consulting operations (see Note 3). The reserves related to the fiscal 2000 and 1999 charges have been fully utilized as of April 30, 2003.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Lease Receivables:

      Norstan financed customer equipment purchases in the amounts of $235,000, $3.0 million and $26.4 million during fiscal 2003, 2002 and 2001, respectively. This decline is a result of the Company’s strategic decision not to offer financing directly to its customers. Leases are primarily accounted for as sales-type leases for financial reporting purposes.

      The components of lease receivables outstanding were as follows (in thousands):

	As of April 30,

	2003	2002

Gross lease receivables	$13,139	$27,718
Residual values	2,597	4,682
Less:
Unearned income	(2,415)	(4,693)
Allowance for financing losses	(972)	(2,356)

Total lease receivables — net	12,349	25,351
Less — current maturities	(6,846)	(13,404)

Long-term lease receivables	$5,503	$11,947

      The aggregate amount of gross lease receivables maturing in each of the five years following April 30, 2003 is as follows (in thousands):

Years Ending April 30,

2004	$7,125
2005	4,127
2006	1,654
2007	201
2008 and thereafter	32

$13,139

Note 7 — Debt Obligations:

Long-Term Debt:

      Long-term debt consisted of the following (in thousands):

	As of April 30,

	2003	2002

Bank financing:
Revolving credit facility	$12,200	$20,427
Term loans	3,100	9,000
Capital lease obligations and other long-term debt	1,941	240

Total long-term debt	17,241	29,667
Less — current maturities	(1,641)	(4,127)

	$15,600	$25,540

      Aggregate maturities of long-term debt as of April 30, 2003 were as follows (in thousands):

Years Ending April 30,

2004	$1,641
2005	15,600

$17,241

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Financing:

      On July 12, 2002, Norstan entered into a $30.0 million credit agreement with certain banks consisting of the following components: A) a $21.0 million revolving line of credit, with availability based on eligible receivables and inventory, as defined, and B) a $9.0 million term loan with quarterly payments of $1.0 million beginning October 25, 2002. The revolving line was to mature on June 28, 2004 and the term note was to mature on October 29, 2004. The term note was subject to certain prepayment provisions in the event the Company received cash from the collection of the promissory note related to the sale of Network Services. The agreement also provided that if the term loan is paid to an amount less than $5.0 million, the Company had an option to increase the revolving commitment amount to $25.0 million provided accounts receivable and inventory levels supported such an increase.

      The revolving credit facility and term loan bore interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through January 31, 2003, and at the bank’s reference rate plus 0.5% or Eurodollar rate advance plus 2.5% through April 30, 2003. Annual commitment fees ranged from 0.375% to 0.25%. Under this agreement the Company was required to maintain, on a quarterly basis, minimum levels of earnings before income taxes and achieve certain other financial ratios. The Company has complied with or has obtained the appropriate waivers for such requirements as of April 30, 2003.

      On July 15, 2003, the Company entered into an amendment related to the above agreement. Under this amendment, all amounts outstanding under the above mentioned term loan were converted to borrowings under the revolving credit facility. As of the date of this amendment, the capacity of the revolving credit facility was established at $24.0 million and reduces to $22.5 million as of January 31, 2004, with availability based on eligible receivables and inventory, as defined. The revolving credit agreement matures on June 28, 2004.

      The amended revolving credit facility currently bears interest at the banks’ reference rate plus 0.5% or Eurodollar rate advance plus 2.5% with provisions for future rate changes based on the level of certain of the Company’s financial ratios. Annual commitment fees continue to range from 0.375% to 0.25%. The amended agreement revised certain financial covenants for fiscal 2004, and requires that the Company maintain, on a quarterly basis, minimum levels of earnings before income taxes and achieve certain other financial ratios.

      Management of the Company believes that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, and cash received from capital lease financing or other transactions, including the issuance of debt or equity securities, will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least April 30, 2004. However, there can be no assurance that the assumptions used by management in formulating its assessment will prove accurate.

Note 8 — Discounted Lease Rentals:

      The Company utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are recorded on the consolidated balance sheet as discounted lease rentals. Interest rates on these credit agreements range from 6.0% to 10.0% and payments are generally due in varying monthly installments through March 2007.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Discounted lease rentals consisted of the following (in thousands):

	As of April 30,

	2003	2002

Total discounted lease rentals	$8,497	$13,525
Less — current maturities	(4,897)	(7,230)

	$3,600	$6,295

      Aggregate maturities of discounted lease rentals as of April 30, 2003 were as follows (in thousands):

Years Ending April 30,

2004	$4,897
2005	2,824
2006	753
2007	23

$8,497

Note 9 — Income Taxes:

      The domestic and foreign components of income (loss) from continuing operations before the provision (benefit) for income taxes were as follows (in thousands):

	Years Ended April 30,

	2003	2002	2001

Domestic	$(1,561)	$(3,016)	$(19,439)
Foreign	834	720	(1,706)

	$(727)	$(2,296)	$(21,145)

      The provision (benefit) for income taxes (including continuing and discontinued operations) consisted of the following (in thousands):

	Years Ended April 30,

	2003	2002	2001

Current
Domestic	$(415)	$(1,006)	$—
Foreign	(34)	150	—

	(449)	(856)
Deferred
Domestic	1,692	(8,761)	—
Foreign	(785)	1,232	—

	907	(7,529)	—

Provision (benefit) for income taxes	$458	$(8,385)	$—

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total income tax expense (benefit) for fiscal 2003, 2002 and 2001 was allocated as follows:

	Years Ended April 30,

	2003	2002	2001

Income (loss) from continuing operations	$(323)	$(8,936)	$—
Discontinued operations	13	1,311	—
Gain (loss) on disposal of discontinued operations	768	(760)	—

	$458	$(8,385)	$—

      The differences between taxes provided at the Company’s effective tax rate and income taxes computed using the federal statutory rate were as follows:

	Years Ended April 30,

	2003	2002	2001

Federal income taxes	$1,819	$(288)	$(12,694)
State income taxes, net of federal tax benefit	268	(34)	(1,813)
Goodwill and other, net	1,387	177	456
Valuation allowance	(3,016)	(8,240)	14,051

	$458	$(8,385)	$—

      The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows as of April 30 (in thousands):

	2003	2002

Accelerated depreciation	$(56,321)	$(56,753)
Capital and operating leases	52,855	49,737
Reserves and allowances	3,108	4,037
Net operating loss carryforward — U.S.	3,924	10,278
Net operating loss carryforward — Canada	2,158	2,102
Net capital loss carryforward	—	1,922
Valuation allowances	(1,008)	(4,024)
Other, net	7,848	5,293

Net deferred taxes	$12,564	$12,592

      In fiscal 2003, the Company reversed the previously recorded valuation allowance related to its capital loss carryforward and a portion of the previously recorded valuation allowance related to its Canadian net operating loss carryforwards. The reversal of these valuation allowances was due to the capital gain generated from the sale of the Company’s Network Services business, the Company’s fiscal 2003 Canadian taxable income, management’s current estimate of future Canadian taxable earnings, and the expiration date of these net operating loss carryforwards.

      During the fourth quarter of fiscal 2002, Norstan recorded an $8.9 million income tax benefit principally reflecting the reduction of its valuation allowance related to its U.S. net operating loss carryforwards. The reduction of the allowance was mainly due to the recently enacted U.S. federal five-year net operating loss carryback rules (resulting in a $7.7 million federal tax refund which was received in June 2002), fiscal 2002 taxable income, and the Company’s estimates of future operating earnings.

      Realization of the Company’s net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income. With the Company’s results of operations in fiscal 2003 and management’s expectations for fiscal 2004 and beyond, management believes that it is more likely than

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not that the recorded assets will be realized. Should the Company’s operating strategies fail to produce sufficient taxable income in the future, Norstan would need to record a valuation allowance in the appropriate future reporting period as required by generally accepted accounting principles. The Company’s U.S. net operating loss carryforwards expire from 2020 to 2021, and the Canadian net operating loss carryforwards expire through fiscal 2008.

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

      The Norstan, Inc. 1995 Long-Term Incentive Plan (“1995 Plan”) permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock, providing for a maximum of 3,400,000 shares to be granted as performance awards and other stock-based awards. Stock options are granted at a price equal to the market price on the date of grant, are generally exercisable at 33% per year and expire after ten years. At April 30, 2003, 478,884 shares were available for future grants.

      The Restated Non-Employee Directors’ Stock Plan (“Directors’ Plan”) provides for a maximum of 500,000 shares to be granted. As determined by the Board of Directors, options for 20,000 shares are to be granted to each non-employee director of the Company upon election and are generally exercisable over four years. Additional discretionary stock options may be awarded upon board approval and are generally exercisable immediately. All options are granted at a price equal to the market price on the date of grant and expire after ten years. In addition, the Directors’ Plan provides for the ability to pay annual retainers to each non-employee director on the date of the annual meeting of shareholders. As of April 30, 2003, 65,470 shares had been issued as annual retainers and 10,530 shares were available for future grant/payment under the Directors’ Plan.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Shares subject to option were as follows:

	1995 Plan		1986 Plan		Directors’ Plan

		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance at April 30, 2000	1,369,660	$12.34	44,000	$11.88	94,500	$12.70
Options granted	1,191,950	2.04	—	—	100,000	3.86
Options canceled	(637,585)	9.12	(4,000)	11.88	—	—
Options exercised	(1,150)	1.11	—	—	—	—

Balance at April 30, 2001	1,922,875	7.04	40,000	11.88	194,500	8.15
Options granted	95,500	2.92	—	—	45,000	3.74
Options canceled	(586,325)	13.63	(5,000)	11.88	—	—
Options exercised	(30,025)	1.26	—	—	—	—

Balance at April 30, 2002	1,402,025	3.39	35,000	11.88	239,500	7.32
Options granted	987,363	5.49	—	—	77,500	3.23
Options canceled	(157,826)	4.43	—	—	(21,000)	8.22
Options exercised	(28,101)	1.22	—	—	(5,000)	1.11

Balance at April 30, 2003	2,203,461	$4.75	35,000	$11.88	291,000	$6.28

Options exercisable at:
April 30, 2001	852,034	$7.97	40,000	$11.88	154,500	$8.14

April 30, 2002	826,447	$4.47	35,000	$11.88	199,500	$7.61

April 30, 2003	1,269,676	$4.65	35,000	$11.88	243,000	$6.76

      Additional information regarding options outstanding/exercisable at April 30, 2003 was as follows:

			Weighted
	Number of		Average	Weighted Average	Number of	Weighted
	Options	Exercise Price	Exercise	Remaining	Options	Average
	Outstanding	Range	Price	Contractual Life	Exercisable	Exercise Price

1995 Plan	517,009	$1.11 - $1.95	$1.13	7.89 years	431,947	$1.12
	385,264	$2.03 - $3.95	$3.21	7.94 years	244,949	$3.24
	1,301,188	$4.71 - $24.00	$6.64	8.17 years	592,780	$7.81

	2,203,461	$1.11 - $24.00	$4.75	8.06 years	1,269,676	$4.65

1986 Plan	35,000	$11.88	$11.88	2.11 years	35,000	$11.88

Directors’ Plan	147,500	$1.11 - $3.80	$3.03	8.94 years	115,500	$2.99
	94,000	$4.77 - $9.00	$5.82	7.05 years	78,000	$5.94
	49,500	$12.50 - $20.06	$16.83	3.69 years	49,500	$16.83

	291,000	$1.11 - $20.06	$6.28	7.44 years	243,000	$6.76

      The Company has awarded restricted stock grants to selected employees under the 1986 Plan and the 1995 Plan. Recipients of restricted stock awards under these plans were not required to make any payments for the stock or provide consideration other than the rendering of services. Shares of stock awarded under the plans are subject to certain restrictions on transfer and all or part of the shares awarded to an employee may be subject to forfeiture upon the occurrence of certain events, including termination of employment. Restricted shares granted under the 1995 Plan were 34,500, 96,500, and 413,500 for fiscal 2003, 2002 and 2001, respectively. The fair market value of the shares granted under these plans is generally amortized over a three-year period. Amortization of $612,000, $683,000, and $669,000 has been charged to operations in fiscal 2003, 2002 and 2001, respectively.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has an Employee Stock Purchase Plan (the “2000 Employee Stock Plan”) that allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s common stock at a price equal to the lesser of the closing market price of the Company’s stock on the first or last day of each calendar quarter. The number of shares issued under this plan were 304,912, 103,313 and 722,168 during fiscal 2003, 2002 and 2001, respectively. At April 30, 2003, 597,977 shares were available for future issuance.

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

	Years Ended April 30,

	2003	2002	2001

Net income (loss):
As reported	$4,892	$7,540	$(36,270)
Additional compensation expense, net of tax	2,405	724	(1,744)

Pro forma	$2,487	$6,816	$(38,014)

Net income (loss) per share:
As reported
Basic	$0.39	$0.62	$(3.19)
Diluted	$0.39	$0.59	$(3.19)
Pro forma
Basic	$0.20	$0.56	$(3.34)
Diluted	$0.20	$0.53	$(3.34)

      The weighted average fair values of options granted and Employee Stock Plan shares were as follows:

		Directors’	Employee
	1995 Plan	Plan	Stock Plan

Fiscal 2001 grants	$2.04	$3.86	$1.63
Fiscal 2002 grants	$2.91	$3.74	$4.00
Fiscal 2003 grants	$5.49	$3.23	$3.17

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions used for grants in each fiscal year as follows:

	Years Ended April 30,

	2003	2002	2001

Risk-free interest rate	4.25%	3.47%	5.29%
Expected life of options	7 years	7 years	7 years
Expected life of Employee Stock Plan shares	1 year	1 year	1 year
Expected volatility	60%	167%	66%
Expected dividend yield	N/A	N/A	N/A

Note 11 — 401(k) Plans:

      Norstan has 401(k) profit-sharing plans (the “401(k) Plans”) covering substantially all full-time employees. As of January 1, 2002, eligible employees may elect to defer up to 30% of their eligible compensation

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(previously 15%). The Company may make discretionary matching contributions on a portion of this deferral and/or qualified non-elective contributions to employee accounts. Company contributions to the 401(k) Plans were $1,884,000, $2,295,000 and $2,208,000 in fiscal 2003, 2002 and 2001, respectively.

Note 12 — Commitments and Contingencies:

Legal Proceedings:

      Norstan is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving Norstan for which the outcome is likely to have a material adverse effect upon our business, operating results or financial condition.

      On February 25, 2002, Norstan was awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, Norstan reached a settlement with the former owner, Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, Norstan recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. Norstan recorded a full reserve against the real property and the promissory note and will record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, the Company agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a net gain of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In addition, in May 2003, certain of the real properties were sold and a pre-tax gain of approximately $200,000 will be recorded in the first quarter of fiscal 2004.

Operating Lease Commitments:

      Norstan and its subsidiaries conduct a portion of their operations in leased facilities. Most of the leases require payment of maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Lease expense, as recorded in the accompanying consolidated statements of operations, was $7,551,000, $8,310,000 and $8,170,000 in fiscal 2003, 2002, and 2001, respectively.

      Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more were as follows at April 30, 2003 (in thousands):

Years Ending April 30,	Amount

2004	$6,169
2005	4,969
2006	4,041
2007	3,077
2008	2,710
Thereafter	6,864

$27,830

Vendor Agreements:

      Norstan has been a distributor of Siemens communication equipment since 1976 and is Siemens’ largest independent distributor in North America. The term of the current distributor agreement with

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Siemens, signed in January 1999, is five years. Norstan and Siemens also have an agreement through July 27, 2003 under which Norstan is an authorized agent for the refurbishment and sale of previously owned Siemens equipment. The Company and Siemens are currently in negotiations regarding extension of this agreement.

Shareholder Rights Plan:

      Norstan has a shareholder rights plan, as amended in March 2001 (the “Rights Plan”), which expires in 2008. Under the Rights Plan, shareholders are deemed the owners of “Rights” attaching to each share of common stock. Generally, upon any person (an “Acquiring Person”) becoming the owner of 15% or more of the issued and outstanding shares of the Company’s common stock (a “Stock Acquisition Date”), each Right will enable the holder to purchase an additional share of the Company’s common stock at a price equal to 50% of the then current market price. In the event that the Company is acquired in a merger or other business combination transaction where Norstan is not the surviving corporation or 50% or more of the Company’s assets or earnings power is sold, each Right entitles the holder to receive, upon exercise of the Right at the then current purchase price of the Right, common stock of the acquiring entity that has a value of two times the purchase price of the Right. The Rights Plan also authorizes Norstan, under certain circumstances, to redeem the Rights at a redemption price of $0.01 per Right and, following any Stock Acquisition Date, to exchange one share of the Company’s common stock for each Right held by a shareholder other than an Acquiring Person.

Note 13 — Business Segments and Geographic Areas:

      The Company delivers its products and services through three business units: Communications Technology Solutions and Services, Resale Services and Financial Services, which accounted for 85.7%, 12.9% and 1.4% of Norstan’s fiscal 2003 revenues, respectively. Communications Technology Solutions offerings include customer contact (call centers), collaboration (conferencing and messaging), voice and converged communication (IP telephony and PBX systems), infrastructure (cabling, wiring, sound and signal), and mobility. Communications Technology Services offerings include project consulting, project management, installation, system monitoring, cabling and infrastructure and support services maintenance. Resale Services offers refurbished and re-certified voice and data products. Financial Services supports the sales process by providing customized financing alternatives.

      In evaluating financial performance, management focuses on operating income (loss) as a segment’s measure of profit or loss. The accounting policies of the Company’s segments are the same as those described in the Summary of Significant Accounting Policies (see Note 4).

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” were as follows:

	Communications
	Technology				Discontinued
	Solutions &	Resale	Financial		Operations
	Services	Services	Services	Corporate*	(see Note 3)	Total

2003:
Revenue	$194,511	$29,208	$3,177	$—	$—	$226,896
Operating income (loss)	(2,533)	2,655	1,340	—	—	1,462
Depreciation and amortization	5,903	666	3	2,908	—	9,480
Identifiable assets	55,371	9,284	10,851	27,273	543	103,322
Capital expenditures (net)	3,462	78	—	1,701	—	5,241

2002:
Revenue	$211,568	$30,402	$5,527	$—	$—	$247,497
Operating income (loss)	(2,595)	3,080	1,455	—	—	1,940
Depreciation and amortization	8,882	702	5	4,374	—	13,963
Identifiable assets	56,157	10,251	24,415	27,660	4,082	122,565
Capital expenditures (net)	3,413	17	—	1,668	—	5,098

2001:
Revenue	$233,700	$26,250	$9,570	$—	$—	$269,520
Operating income (loss)	(15,680)	1,638	2,039	—	—	(12,003)
Depreciation and amortization	10,047	455	10	4,949	—	15,461
Identifiable assets	65,566	11,236	52,224	32,023	6,578	167,627
Capital expenditures (net)	3,853	1,739	—	1,876	—	7,468

*	All corporate costs are allocated to continuing segments based on relative revenues of each segment.

      The following table sets forth Norstan’s revenues, net income (loss) from continuing operations and asset information by geographic area as of and for the years ended April 30 (in thousands):

	2003	2002	2001

Revenues:
United States	$207,050	$226,800	$238,317
Canada	19,846	20,697	31,203

	$226,896	$247,497	$269,520

Net income (loss) from continuing operations:
United States	$(1,238)	$5,920	$(19,439)
Canada	834	720	(1,706)

	$(404)	$6,640	$(21,145)

Assets:
United States	$96,181	$112,338	$153,710
Canada	7,141	10,227	13,917

	$103,322	$122,565	$167,627

SCHEDULE II

NORSTAN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning of	Costs and			End
(In thousands)	Year	Expenses	Deductions		of Year

For the year ended April 30, 2003
Allowance for doubtful accounts	$1,228	$(210)	$(53)		$965

Allowance for financing losses	$2,356	$749	$(2,133)		$972

Discontinued operations reserve	$863	$—	$(594)		$269

For the year ended April 30, 2002
Allowance for doubtful accounts	$3,343	$597	$(2,712	)(a)	$1,228

Allowance for financing losses	$1,848	$1,350	$(842)		$2,356

Restructuring reserves	$1,318	$—	$(1,318)		$—

Discontinued operations reserve	$1,248	$—	$(385)		$863

For the year ended April 30, 2001
Allowance for doubtful accounts	$5,628	$2,411	$(4,696	)(b)	$3,343

Allowance for financing losses	$1,411	$437	$—		$1,848

Restructuring reserves	$637	$1,183	$(502)		$1,318

Discontinued operations reserve	$—	$1,248	$—		$1,248

(a)	Includes $0.1 million related to Norstan Network Services, which was reclassified to discontinued operations.

(b)	Includes $1.5 million related to Norstan Consulting, which was reclassified to discontinued operations.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      No changes in or disagreements with accountants which required reporting on Form 8-K have occurred within the two-year period ended April 30, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information with respect to Norstan’s directors and executive officers, set forth under “Information Concerning Directors, Nominees and Executive Officers” and under “Compliance with Section 16 (a)” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held September 18, 2003, is incorporated herein by reference.

Item 11. Executive Compensation.

      Information with respect to Executive Compensation set forth under “Executive Compensation” in Norstan’s definitive proxy statement for the annual meeting of shareholders to be held September 18, 2003, other than the subsections captioned “Report of the Compensation and Stock Option Committee” and “Performance Graph”, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information with respect to security ownership of certain beneficial owners and management, set forth under “Beneficial Ownership of Principal Shareholders and Management” in Norstan’s definitive proxy statement for the annual meeting of shareholders to be held September 18, 2003, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information with respect to certain relationships and related transactions, set forth under “Information Concerning Directors, Nominees and Executive Officers” in Norstan’s definitive proxy statement for the annual meeting of shareholders to be held September 18, 2003, is incorporated herein by reference.

Item 14. Controls and Procedures.

      Evaluation of disclosure controls and procedures. Based on an evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Norstan’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

Item 15. Principal Accountant Fees and Services.

      Information with respect to principal accountant fees and services, set forth under “Report of the Audit Committee” in Norstan’s definitive proxy statement for the annual meeting of shareholders to be held September 18, 2003, is incorporated herein by reference.

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Financial Statements, Financial Statement Schedules and Exhibits.

      1. Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules on page 29 of this report.

2.	Financial Statement Schedules

All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in Item 8 or are not applicable.

      3. Exhibits

See Exhibit Index on page 59 of this report.

      (b) Reports on Forms 8-K.

Norstan filed a report on Form 8-K dated February 3, 2003 relating to the Company’s independent auditors, Deloitte & Touche LLP, completion of audits of the Company’s fiscal 2001 and 2000 financial statements that were originally audited by Arthur Andersen LLP. These audits were required as the direct result of the sale of Network Services being reported as a discontinued operation and the requirement under accounting principles generally accepted in the United States of America to present all prior period financial statements as if such discontinued operations had occurred as of the earliest date presented, and the Securities and Exchange Commission’s requirement of a currently dated independent auditors’ report.

SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 24, 2003

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

Signature	Date

/s/ Paul Baszucki Paul Baszucki Chairman of the Board	July 24, 2003
/s/ James C. Granger James C. Granger Director	July 24, 2003
/s/ John R. Eickhoff John R. Eickhoff Director	July 24, 2003
Connie M. Levi Director
Alan L. Mendelson Director
/s/ James E. Ousley James E. Ousley Director	July 24, 2003
/s/ Frank P. Russomanno Frank P. Russomanno Director	July 24, 2003
Dr. Jagdish N. Sheth Director
Mercedes Walton Director

CERTIFICATION

I, James C. Granger, certify that:

(1) I have reviewed this annual report on Form 10-K of Norstan, Inc.

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES C. GRANGER

James C. Granger
President and Chief Executive Officer
(Principal Executive Officer)

July 24, 2003

CERTIFICATION

I, Scott G. Christian, certify that:

(1) I have reviewed this annual report on Form 10-K of Norstan, Inc.

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SCOTT G. CHRISTIAN

Scott G. Christian
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

July 24, 2003

EXHIBIT INDEX

Exhibit No.	Description

3(a)	Restated Articles of Incorporation of the Company, as amended [filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1988 and incorporated herein by reference]; Amendments adopted September 9, 1993 and June 20, 1996 [filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]
3(b)	Bylaws of the Company [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1993 and Incorporated herein by reference]; Amendments adopted August 8, 1995 [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendments adopted September 20, 1995, July 30, 1996 and April 9, 1997 [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
3(c)	Rights Agreement dated May 17, 1988 between Norstan, Inc. and Norwest Bank Minnesota, N.A. [filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference]; Amended and Restated Rights Agreement dated April 1, 1998 [filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/ A (Amendment No. 1) dated April 1, 1998 and incorporated herein by reference]; First Amendment to Amended and Restated Rights Agreement dated February 28, 1999 [filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/ A (Amendment No. 2) dated April 21, 1999 and incorporated herein by reference]
10(a)	Agreement for ROLM Authorized Distributors, effective July 27, 1993, between Norstan Communications, Inc. and ROLM Company [filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1993 and incorporated herein by reference]
10(b)	Norstan, Inc. Restated Non-Employee Directors’ Stock Plan, [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]
10(c)	Norstan, Inc. 1995 Long-Term Incentive Plan [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]; Amendment adopted July 30, 1996 [filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendment adopted August 16, 1996 [filed as Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
10(d)	Lease Agreement, dated December 23, 1997, by and between Thomas Edward Limited Partnership and the Company[filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
10(e)	Employment Agreement dated October 27, 2000 between James C. Granger and the Company [filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2000 and incorporated herein by reference]
10(f)	Second Amended and Restated Credit Agreement, dated as of July 12, 2002, by and among the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks. [filed as Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended April 30, 2002 and incorporated herein by reference]
10(g)	First Amendment to Second Amended and Restated Credit Agreement, dated as of July 15, 2003, by and between the Company, certain banks as signatories thereto (the “Banks”) and US Bank National Association, as one of the Banks and as agent for the Banks.

Exhibit No.	Description

22	Subsidiaries of Norstan, Inc.
23	Independent Auditors’ Consent
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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