Form 10-Q
period 2003-08-02
NORSTAN INC
filed 2003-09-16
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED AUGUST 2, 2003

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

Telephone (952) 352-4000 Fax (952) 352-4949 Internet: www.norstan.com

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
Yes ☐ No ☒

On September 2, 2003, there were 12,978,050 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

PART I. FINANCIAL INFORMATION
ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended

	August 2,	July 27,
	2003	2002

REVENUES
Communications Technology Solutions and Services	$49,054	$43,827
Resale Services	7,266	7,399
Financial Services	564	857

Total Revenues	56,884	52,083

COST OF SALES
Communications Technology Solutions and Services	36,141	30,587
Resale Services	4,858	4,894
Financial Services	(81)	94

Total Cost of Sales	40,918	35,575

GROSS MARGIN
Communications Technology Solutions and Services	12,913	13,240
Resale Services	2,408	2,505
Financial Services	645	763
Total Gross Margin	15,966	16,508

Selling, General & Administrative Expenses	18,847	15,739

OPERATING INCOME (LOSS)	(2,881)	769
Interest Expense	(448)	(692)
Other Income (Expense), Net	7	(7)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,322)	70
Income tax provision (benefit)	(1,296)	27

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,026)	43

DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax provision of $13 in fiscal 2003	—	20
Gain on disposal of discontinued operations, net of tax provision of $99 in fiscal 2004 and $324 in fiscal 2003	154	2,129
NET INCOME (LOSS)	$(1,872)	$2,192

NET INCOME (LOSS) PER SHARE — BASIC
CONTINUING OPERATIONS	$(0.16)	$0.00
DISCONTINUED OPERATIONS	0.01	0.18

NET INCOME (LOSS) PER SHARE — BASIC	$(0.15)	$0.18

NET INCOME (LOSS) PER SHARE — DILUTED
CONTINUING OPERATIONS	$(0.16)	$0.00
DISCONTINUED OPERATIONS	0.01	0.17

NET INCOME (LOSS) PER SHARE — DILUTED	$(0.15)	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	12,856	12,258

DILUTED	12,856	13,024

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED
(In thousands, except share amounts)

	August 2,	April 30,
	2003	2003

ASSETS
CURRENT ASSETS
Cash	$1,708	$1,185
Accounts receivable, net of allowances for doubtful accounts of $1,060 and $965	32,548	33,523
Lease receivables	6,076	6,846
Inventories	7,822	7,248
Costs and estimated earnings in excess of billings of $11,171 and $10,344	6,825	5,746
Prepaid expenses, deposits and other	6,016	5,216

TOTAL CURRENT ASSETS	60,995	59,764

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	91,820	89,988
Less-accumulated depreciation and amortization	(74,345)	(72,304)

NET PROPERTY AND EQUIPMENT	17,475	17,684

OTHER ASSETS
Lease receivables, net of current portion	3,973	5,503
Goodwill	4,425	4,379
Deferred income taxes	14,093	12,564
Net non-current assets of discontinued operations	623	693
Other	2,613	2,735

TOTAL OTHER ASSETS	25,727	25,874

TOTAL ASSETS	$104,197	$103,322

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share amounts)

	August 2,	April 30,
	2003	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$18,826	$1,641
Current maturities of discounted lease rentals	4,245	4,897
Accounts payable	17,652	14,465
Deferred revenue	21,931	21,521
Accrued -
Salaries and wages	4,046	5,171
Other liabilities	5,679	5,860
Net current liabilities of discontinued operations	114	150
Billings in excess of costs and estimated earnings of $14,840 and $13,832	6,302	6,827

TOTAL CURRENT LIABILITIES	78,795	60,532

LONG-TERM DEBT, net of current maturities	400	15,600
DISCOUNTED LEASE RENTALS, net of current maturities	2,683	3,600
SHAREHOLDERS’ EQUITY
Common stock — $.10 par value; 40,000,000 authorized shares; 12,982,991 and 12,784,122 shares issued and outstanding	1,298	1,278
Capital in excess of par value	57,392	56,891
Accumulated deficit	(34,391)	(32,520)
Unamortized cost of stock	(62)	(134)
Accumulated other comprehensive loss	(1,918)	(1,925)

TOTAL SHAREHOLDERS’ EQUITY	22,319	23,590

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,197	$103,322

The accompanying notes are an integral part of these consolidated balance sheets.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

(In thousands)

	Three Months Ended

	August 2,	July 27,
	2003	2002

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(2,026)	$43
Adjustments to reconcile net income (loss) from continuing operations to net cash used for continuing operating activities:
Depreciation and amortization	2,183	2,569
Deferred income taxes	(1,533)	372
Changes in operating items:
Accounts receivable	1,056	(290)
Inventories	(544)	(198)
Costs and estimated earnings in excess of billings	(1,059)	(155)
Prepaid expenses, deposits and other	(793)	(817)
Accounts payable	3,128	(1,822)
Deferred revenue	334	1,019
Income taxes payable/receivable		7,782
Accrued liabilities	(1,379)	(9,367)
Billings in excess of costs and estimated earnings	(547)	(466)

Net cash used for operating activities	(1,180)	(1,330)

INVESTING ACTIVITIES
Additions to property and equipment	(1,747)	(334)
Cash paid for acquisition	(1,100)	—
Investment in lease contracts	(2)	(15)
Proceeds from lease contracts	2,354	4,261
Other, net	(22)	(76)

Net cash provided by (used for) investing activities	(517)	3,836

FINANCING ACTIVITIES
Borrowings on long-term debt	30,247	78,943
Repayments of long-term debt	(26,915)	(89,014)
Borrowings on discounted lease rentals	—	3,620
Repayments of discounted lease rentals	(1,617)	(1,681)
Proceeds from sale of common stock	521	289

Net cash provided by (used for) financing activities	2,236	(7,843)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(205)	(10)

NET CASH FLOW FROM CONTINUING OPERATIONS	334	(5,347)
NET CASH FLOW FROM DISCONTINUED OPERATIONS	189	6,502
CASH, BEGINNING OF PERIOD	1,185	1,936

CASH, END OF PERIOD	$1,708	$3,091

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

     The information furnished in this report is unaudited and reflects normal recurring adjustments and such other adjustments which, in the opinion of management, are necessary to present fairly the operating results for the interim periods identified herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended April 30, 2003. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. When we refer to the “Company”, “Norstan”, “we”, “us” or “our”, we mean Norstan, Inc. and its subsidiaries.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of Norstan, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory valuation, depreciable lives of property and equipment, valuation of deferred tax assets, warranty reserves, estimates of percentage of completion under long-term contracts and others. Ultimate results may differ from those estimates.

Goodwill:

     The components of goodwill and other intangible assets were as follows (in thousands):

			Intangible
	Goodwill		Assets

	August 2, 2003	April 30, 2003	August 2, 2003	April 30, 2003

Gross carrying amount	$10,916	$10,830	$2,640	$2,633
Accumulated amortization	(6,491)	(6,451)	(222)	(88)

Net carrying amount	$4,425	$4,379	$2,418	$2,545

     The change in the gross carrying amounts of goodwill and other intangible assets for the three months ended August 2, 2003 were as follows (in thousands):

		Intangible
	Goodwill	Assets

Balance at April 30, 2003	$10,830	$2,633
Acquired in acquisition	—	7
Currency translation adjustment	86	—

Balance at August 2, 2003	$10,916	$2,640

Warranty:

     We are subject to warranty claims for products and overall solutions that may fail to perform as expected due to design, installation or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products/solutions and bear the cost of repair or replacement of such products/solutions. Depending on the terms under which we supply products/solutions to our customers, a customer may hold us responsible for some or all of the repair, replacement or redesign/reinstallation costs of defective products/solutions, when the product/solution supplied did not perform as represented. We generally provide customers a warranty on products consistent with the warranty we receive from the original equipment manufacturer. In most instances, the original equipment manufacturer bears the cost to replace defective products. We provide the necessary labor to redesign, reinstall or replace products/solutions that did not perform as represented. Our policy is to reserve for estimated future costs based upon historical trends of actual costs incurred. The warranty reserve is included in other accrued liabilities within our consolidated balance sheet.

     The following table presents a summary of the warranty provision (in thousands):

Balance at April 30, 2003	$1,468
Provision for reserves recorded	745
Reductions for payments made	(742)
Currency translation adjustment	9

Balance at August 2, 2003	$1,480

Foreign Currency:

     For our Canadian operations, assets and liabilities are translated at exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity within accumulated other comprehensive income (loss).

Earnings Per Share Data:

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

     A reconciliation of EPS calculations under SFAS No. 128 was as follows (in thousands, except per share amounts):

	Three Months Ended

	August 2,	July 27,
	2003	2002

Income (loss) from continuing operations	$(2,026)	$43

Weighted average common shares outstanding — Basic	12,856	12,258
Dilutive effect of stock options	—	766

Weighted average common shares outstanding — Diluted	12,856	13,024

Income (loss) per share from continuing operations:
Basic	$(0.16)	$0.00

Diluted	$(0.16)	$0.00

     For the quarters ended August 2, 2003 and July 27, 2002, common share equivalents of 3.3 million and 1.2 million, respectively, have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

Comprehensive Income:

     We report comprehensive income and its components pursuant to the requirements of SFAS No. 130 “Reporting Comprehensive Income”. For Norstan, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was a loss of approximately $1.9 million for the quarter ended August 2, 2003 and income of approximately $2.2 million for the similar period ended July 27, 2002.

Supplemental Cash Flow Information:

     Supplemental disclosure of cash flow information was as follows (in thousands):

	Three Months Ended

	August 2,	July 27,
	2003	2002

Cash paid for:
Interest	$327	$666
Income taxes	$329	$6

Vendor Agreements:

     We have been a distributor of Siemens communication equipment since 1976 and are one of Siemens’ largest independent distributors in North America. The term of the current distributor agreement with Siemens, signed in January 1999, is five years. Norstan and Siemens are also parties to an agreement pursuant to which we are authorized to refurbish and market previously owned Siemens equipment through an alliance with Siemens. This agreement was recently extended for a one-year period and currently runs through July 2004.

NOTE 2 — ACQUISITION:

     On March 7, 2003, we announced that we purchased from NetCom Systems, Inc. certain assets including intellectual property, effective March 1, 2003 related to NetCom’s voice over Internet Protocol (IP) telephony applications software operations. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing, $1.1 million paid in the first quarter of fiscal 2004 and guaranteed payments of $800,000 payable over the next two years. The purchase agreement provides that we may pay additional purchase consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. At our discretion, up to 50 percent of any contingent consideration may be paid in shares of Norstan’s common stock. We have and will continue to fund the purchase of these assets from borrowings under our revolving credit facility or through the issuance of equity securities. We have also hired certain key NetCom personnel who were involved in development of IP telephony applications software. In fiscal 2003, we recorded $2.6 million for intangible assets relating to proprietary technology and $400,000 in goodwill relating to the $3.0 million acquisition consideration.

NOTE 3 — DISCONTINUED OPERATIONS:

Network Services:

     On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell our Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash and other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the receipt of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, has been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services results of operations have been reported as discontinued operations for all periods presented.

Consulting:

     During fiscal 2001, we divested our IT consulting business to focus on our core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. The absence of realized synergies between our communications and IT consulting businesses and recurring losses within the consulting business contributed to the decision to divest of this non-strategic business segment.

     Divestiture of Norstan’s IT consulting business began on February 7, 2001 with the sale of our 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the purchaser to remit $3.0 million in cash at closing and deliver promissory notes drawn in favor of Norstan with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. To date, $1.0 million has been collected on one of the notes and the remaining $12.0 million has been fully reserved for.

     The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former president and the Company’s former vice chairman. Terms of the sale required the payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million. As of April 30, 2002, the $1.5 million promissory note had been paid in full.

     The results of these two business units have historically been reported as our “Consulting” business segment. With these sales, Consulting’s results are reported as discontinued operations for all periods presented.

Financial Information Related to Discontinued Operations:

     Net assets of discontinued operations included the following (in thousands):

	As of

	August 2,	April 30,
	2003	2003

Assets:
Cash, accounts receivable and inventories	$23	$56
Notes receivable, prepaids and other assets	1,034	1,064
Liabilities:
Accrued liabilities:
Future lease obligations	(259)	(269)
Other liabilities	(289)	(308)

Net assets of discontinued operations	509	543
Less: Current portion liabilities	114	150

	$623	$693

          Summary operating results of the discontinued operations were as follows (in thousands):

	Three Months Ended

	August 2, 2003	July 27, 2002

Revenues	$—	$3,521
Cost of sales	—	2,494

Gross margin	—	1,027
Sales, general and administrative expenses	—	993

Operating income	—	34
Other income (expense), net	—	(1)

Net income before taxes	—	33
Income tax provision	—	13

Net income from discontinued operations	$—	$20

     In addition to the operating results above, we recorded a net gain on the disposal of discontinued operations of $154,000, net of tax, during the first quarter of fiscal 2004. This gain on disposal resulted from the sale of a certain property received by Norstan as part of the Vadini arbitration settlement of February 25, 2002.

     We also recorded a net gain on the disposal of discontinued operations of $2.1 million in the first quarter of fiscal 2003. The gain on disposal included the following: (i) a gain on the sale of Norstan’s Network Services business of $2.1 million, net of tax, (ii) a $104,000 gain, net of tax, related to payments on the promissory note received by the Company as part of the Vadini settlement, and (iii) a $269,000 loss, net of tax, related to additional costs incurred in the disposition of Connaissance Consulting.

     The after-tax gain on the sale of the Network Services business reflects the reversal of a $1.6 million tax valuation allowance which had been previously established for the Company’s capital loss carryforwards. The sale of the Network Services business allowed us to fully utilize these capital loss carryforwards. Accordingly, this valuation allowance was reversed through discontinued operations.

NOTE 4 — INCOME TAXES:

     Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of assets and liabilities at currently effective income tax rates.

     Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. Should operating strategies fail to produce sufficient taxable income in the future, we would record an additional valuation allowance in the appropriate future reporting period, as required by generally accepted accounting principles. Norstan’s U.S. net operating loss carryforwards expire from 2020 to 2021, and the Canadian net operating loss carryforwards expire through fiscal 2008.

     For the three months ended August 2, 2003, we recorded a tax benefit of 39.0% on the net loss incurred from continuing operations. In addition, a tax provision of 39.0% was recorded on the gain on disposal of discontinued operations.

NOTE 5 — STOCK-BASED COMPENSATION:

     We apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, our net income (loss) (in thousands) and net income (loss) per common share would have decreased to the following pro forma amounts:

	Three Months Ended

	August 2,	July 27,
	2003	2002

Net income (loss):
As reported	$(1,872)	$2,192
Additional compensation expense, net of tax	(268)	(567)

Pro forma	$(2,140)	$1,625

Net income (loss) per share:
As reported Basic	$(0.15)	$0.18
Diluted	$(0.15)	$0.17
Pro forma Basic	$(0.17)	$0.13
Diluted	$(0.17)	$0.12

NOTE 6 — DEBT OBLIGATIONS:

     On July 12, 2002, we entered into a $30.0 million credit agreement with certain banks consisting of the following components: A) a $21.0 million revolving line of credit, with availability based on eligible receivables and inventory, as defined, and B) a $9.0 million term loan with quarterly payments of $1.0 million beginning October 25, 2002. The revolving line was to mature on June 28, 2004 and the term note was to mature on October 29, 2004. The term note was subject to certain prepayment provisions in the event that we received cash from the collection of the promissory note related to the sale of Network Services.

     The revolving credit facility and term loan bore interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through January 31, 2003, and at the bank’s reference rate plus 0.5% or Eurodollar rate advance plus 2.5% through April 30, 2003. Annual commitment fees ranged from 0.375% to 0.25%. Under this agreement we were required to maintain, on a quarterly basis, minimum levels of earnings before income taxes and achieve certain other financial ratios.

     On July 15, 2003, we entered into an amendment related to the above agreement. Under this amendment, all amounts outstanding under the above mentioned term loan were converted to borrowings under the revolving credit facility. As of the date of this amendment, the maximum capacity of the revolving credit facility was established at $24.0 million and reduces to $22.5 million as of January 31, 2004, with availability based on eligible receivables and inventory, as defined. The revolving credit agreement matures on June 28, 2004 and accordingly, the related debt of $18.4 million is classified as current as of August 2, 2003.

     The amended revolving credit facility currently bears interest at the banks’ reference rate plus 0.5% or Eurodollar rate advance plus 2.5% with provisions for future rate changes based on certain of our financial ratios. Annual commitment fees continue to range from 0.375% to 0.25%. The amended agreement revised certain financial covenants for fiscal 2004, and requires that the we maintain, on a quarterly basis, minimum levels of earnings before income taxes and achieve certain other financial ratios. The Company had complied with or has obtained the appropriate waivers for such requirements as of August 2, 2003.

     As we look forward to the covenant requirements contained in our amended revolving credit facility related to the second quarter of fiscal 2004, we anticipate being out of compliance with certain of those covenants. This is principally a result of continued downward pressure on margins in certain business units, our continued growth and expansion in new markets and the restructuring charge referred to in Note 8. We are in discussion with our current lenders regarding these anticipated events of non-compliance. In addition, we are in discussion with certain financial institutions with respect to financing our credit needs on a long-term basis. We believe that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, and cash received from other transactions, including the issuance of debt or equity securities, will be adequate to meet the liquidity and capital resource requirements of our business until at least April 30, 2004. However, there can be no assurance as to the outcome of our attempt to obtain waivers for the anticipated events of non-compliance or our refinancing efforts, whether adequate financing will be available to support our cash flow needs through April 30, 2004 or that other assumptions used by us in formulating our assessment will prove accurate.

NOTE 7 — BUSINESS SEGMENTS:

     Norstan delivers its products and services through three business segments, Communications Technology Solutions and Services, Resale Services and Financial Services. Interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” were as follows (in thousands):

	For the Quarter Ended

	August 2,		July 27,
	2003		2002

		Operating		Operating
	Revenues	Income/(Loss)	Revenues	Income/(Loss)

Communications Technology Solutions and Services	$49,054	$(3,633)	$43,827	$(140)
Resale Services	7,266	361	7,399	630
Financial Services	564	391	857	279

Totals	$56,884	$(2,881)	$52,083	$769

NOTE 8 — SUBSEQUENT EVENT:

     Subsequent to quarter end, as part of the Company’s continued focus on right-sizing our cost model to ensure long term profitability, we anticipate recording a restructuring charge in the second quarter of fiscal 2004 ranging from $1.5 to $2.0 million, related to a reduction in work force of approximately 75 to 100 people. The execution of these actions is anticipated to be completed by the end of our second fiscal quarter.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Norstan, Inc. (“Norstan”, the “Company”, “we”, “us”, or “our”) is a full-service communications solutions and services company delivering voice and data technologies and services, and remanufactured equipment to select corporate end-users, channel partners and the public sector. We also offer a full range of technologies for call center design, IP telephony/PBX, messaging, infrastructure, conferencing, and enterprise mobility. Norstan operates principally through its subsidiaries: Norstan Communications, Inc., Norstan Canada, Ltd., Norstan Financial Services, Inc. and Vibes Technologies, Inc. We are headquartered in Minnetonka, Minnesota with sales and services locations throughout the United States and Canada. Our common stock is listed on the Nasdaq Stock Market under the symbol NRRD.

     Norstan drives its business by delivering communications solutions and services through the installation of a broad array of technology platforms, software solutions and on-going system maintenance needs. We currently work with approximately 2,500 key direct customers, servicing over 18,000 sites, drawing customers from the banking/finance, healthcare, manufacturing, retail, government, education, utilities, finance/insurance and non-profit sectors. Additionally, we sell technology services support to a broad channel of manufacturers, resellers and distributors, through relationships with manufacturers offering best-in-class technology. We maintain a direct sales effort focused on Fortune 2000 and middle market companies and the public sector. Our remanufactured equipment segment supports Norstan’s customer base, channel partners, resellers, distributors and other end-users with efficient and reliable resale products.

     To address the complex communications requirements of our customers, Norstan provides a broad range of products and services through three interrelated business segments: Communications Technology Solutions and Services, Resale Services, and Financial Services which accounted for 86.2%, 12.8%, and 1.0% of our revenues for the fiscal quarter ended August 2, 2003, respectively. Communications Technology Solutions and Services provides best-in-class technologies and services focused on selected enterprise customers throughout the U.S. and Canada, technology implementation and support services for network providers, manufacturers, integrators, and resellers, and hardware and software applications that support voice over Internet Protocol (IP). Resale Services provides refurbished and re-certified voice and data products. Financial Services supports our sales process by providing customized financing alternatives.

SUMMARY

     During the quarter ended August 2, 2003, the Company reported a net loss of $1.9 million or $0.15 per diluted share, as compared to net income of $2.2 million or $0.17 per diluted share for the comparable quarter ended July 27, 2002.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS
	A PERCENTAGE OF REVENUES

	Three Months Ended

	August 2,	July 27,
	2003	2002

REVENUES
Communications Technology Solutions and Services	86.2%	84.2%
Resale Services	12.8	14.2
Financial Services	1.0	1.6

Total Revenues	100.0	100.0
COST OF SALES	71.9	68.3

GROSS MARGIN	28.1	31.7
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	33.1	30.2

OPERATING INCOME (LOSS)	(5.0)	1.5
Interest Expense and Other, Net	(0.8)	(1.4)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(5.8)	0.1
Tax provision (benefit)	(2.2)	0.0

NET INCOME (LOSS)
Continuing Operations	(3.6)	0.1
Discontinued Operations	0.3	4.1

NET INCOME (LOSS)	(3.3%)	4.2%

     The following table sets forth, for the periods indicated, the gross margin percentages for Communications Technology Solutions and Services, Resale Services and Financial Services.

	Three Months Ended

	August 2,	July 27,
	2003	2002

GROSS MARGIN PERCENTAGES
Communications Technology Solutions and Services	26.3%	30.2%
Resale Services	33.1	33.9
Financial Services	114.4	89.0

RESULTS OF OPERATIONS

     REVENUES. Revenues increased 9.2% to $56.9 million in the first quarter of fiscal 2004, as compared to $52.1 million for the first quarter of fiscal 2003.

     Revenues within our Communications Technology Solutions and Services segment increased 11.9% to $49.1 million for the first quarter of fiscal 2004, compared to $43.8 million for the similar period last year. Within this segment, revenues from Solutions’ were up 36.8% for the comparable quarters ended August 2, 2003 and July 27, 2002 as the prior year’s first quarter revenues were relatively low. This increase was also due to enhanced revenues from some of our more recent product offerings and call center and IP telephony product offerings which were somewhat offset by decreases in revenues from our traditional product offerings. Services’ revenues were relatively flat for the comparable three month periods. Increased revenues from channel services and managed communications along with revenues from our new Convergence Development Group offset lower revenues from service contracts, moves, adds and changes (MAC), consulting and conferencing. Our service contract and MAC revenues continue trending down as we experience some erosion in our customer base as a result of competitive market conditions, technological changes and overall economic conditions.

     While profitable revenue growth continues to be a challenge in a persistently weak economy, we are positioning the business to take advantage when market conditions improve. These initiatives include growth through expansion and acquisition.

•	We continue our expansion into tier one cities such as New York, Los Angeles and Dallas and more recently Atlanta, Chicago, Detroit, Philadelphia and San Francisco.

•	We continue to develop channel partner relationships as well as cultivating opportunities with existing partners.

•	Our relationships with Nortel Networks and Cisco Systems have expanded our geographic reach and are providing new sales opportunities.

•	Acquisition of NetCom’s voice over IP application software development group offers true value-add to our sales distribution channels.

•	In addition, we implemented our Sales Services Specialists initiative in fiscal 2003 to sell our service capabilities to customers in new and existing geographies.

     Current overall economic conditions continued to effect our financial performance throughout the first quarter of fiscal 2004. Overall levels of business capital spending in all market sectors, especially in the information technology and telecommunications services industries, continue to negatively affect our results of operations. However, we believe that when the economy strengthens and capital spending improves, customers will invest in communications systems and infrastructure.

     For the quarter ended August 2, 2003, Resale Services’ revenues decreased 1.8% to $7.3 million as compared to $7.4 million in the first quarter of fiscal 2003. Revenues from Vibes Technologies, our integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment, were up 7.1% year-over-year while our Siemens Resale Services group experienced a 12.8% decrease in revenues. Revenues in this segment were affected by the overall economy as well as the maturity of certain equipment supported by the Resale Services group. Opportunities for growth within this segment include the addition of new product offerings in the portfolio of refurbished and re-certified voice and data products as well as pursuing business in the federal space with a General Services Administration contract.

     Financial Services’ revenues declined 34.2% to $564,000 for the first quarter of fiscal 2004 as compared to $857,000 a year ago. This decrease was attributed to our strategic decision to discontinue offering financing directly to our customers. Norstan Financial Services has associated with Citicapital Technology Finance, Inc. to provide financial alternatives to our customers under a private label leasing program. Revenues from Financial Services will continue to decline over the next few fiscal years as its operations wind down.

     GROSS MARGIN. Gross margin was $16.0 million for the first quarter of fiscal 2004, down 3.3% as compared to $16.5 million for the similar period last year. As a percent of total revenues, gross margin was down 3.6 percentage points to 28.1% for the first quarter of fiscal 2004 as compared to 31.7% for the first quarter of fiscal 2003.

     Gross margin percentages for any specific period of time are affected by numerous factors, including without limitation competitive market pricing, product and/or service mix, labor utilization, cost overruns, and operations spending.

     Gross margin as a percent of revenues for our Communications Technology Solutions and Services segment was 26.3% for the first quarter of fiscal 2004, as compared to 30.2% for the similar period last year.

     Solutions’ margins were 21.1% for the first quarter of fiscal 2004, as compared to 25.0% for the similar period last year. This year-over-year decrease was generally the result of continued pricing pressure at the point of sale, changing product mix, current economic conditions and cost overruns on certain projects. Solutions’ margins will continue to experience downward pressure in the current challenging economic environment and with our changing product mix. Services’ margins were 29.9% for the current three month period as compared to 32.8% for the similar period last year. This decline is generally due to lower than planned labor productivity and decreased MAC volumes                      Services’ margins will continue to be subject to downward pressure from customer price sensitivity and as a result of our changing mix of service and product offerings.

     Resale’s gross margin as a percent of revenues was 33.1% for the quarter ended August 2, 2003 as compared to 33.9% for the similar period last year. This change is generally the result of variations in the mix of products sold during the comparable periods.

     Gross margin as a percent of revenues for Financial Services was 114.4% for the first quarter of fiscal 2004 and 89.0% for the similar period last year. This increase in gross margin is due primarily to the continued winding down of Financial Services’ operations and the run-out of its portfolio.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 19.7% to $18.8 million in the first quarter of fiscal 2004, from $15.7 million in the similar period last year. As a percent of revenues, selling, general and administrative expenses were 33.1% for the first quarter of fiscal 2004 as compared to 30.2% for the similar period last year. These increases are primarily the result of the strategic investments we have made in the last year related to marketing and business development including expansion into tier one cities, IP applications, and service sales initiatives. These investments, while expected to provide a long-term benefit to our future performance, may continue to adversely affect our financial results.

     INTEREST EXPENSE. Interest expense decreased 35.3% to $448,000 for the first quarter of fiscal 2004 from $692,000 for the similar period last year. The decrease in interest expense was primarily the result of reduced weighted average interest rates and a decrease in borrowings under the Company’s revolving long-term credit facilities, which were $18.4 million as of August 2, 2003 compared to $19.5 million as of July 27, 2002.

     INCOME TAXES. Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. For the first quarter of fiscal 2004, we recorded a tax benefit of 39.0% on the net loss incurred from continuing operations and a 39.0% tax provision on the gain on disposal of discontinued operations.

     NET INCOME (LOSS) FROM CONTINUING OPERATIONS. We incurred a net loss from continuing operations of $2.0 million or $0.16 per diluted share for the first quarter of fiscal 2004, as compared to net income of $43,000 or less than $0.01 per diluted share for the similar period last year.

     DISCONTINUED OPERATIONS.

Network Services:

     On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash and other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the receipt of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, has been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services results of operations have been reported as discontinued operations for all periods presented.

Consulting:

     During fiscal 2001, we divested our IT consulting business to focus on our core competencies of providing communications technology services and solutions to channel partners and direct enterprise customers. The absence of realized synergies between our communications and IT consulting businesses and recurring losses within the consulting business contributed to the decision to divest of this non-strategic business segment.

     Divestiture of Norstan’s IT consulting business began on February 7, 2001 with the sale of our 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the purchaser to remit $3.0 million in cash at closing and deliver promissory notes drawn in favor of Norstan with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. To date, $1.0 million has been collected on one of the notes and the remaining $12.0 million has been fully reserved for.

     The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former president and the Company’s former vice chairman. Terms of the sale required the payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of Norstan in the face amount of $1.5 million. As of April 30, 2002, the $1.5 million promissory note had been paid in full.

     The results of these two business units have historically been reported as our “Consulting” business segment. With these dispositions, Consulting’s results are reported as discontinued operations for all periods presented.

Financial Information Related to Discontinued Operations:

     Net assets of discontinued operations included the following (in thousands):

	As of

	August 2, 2003	April 30,
	2003	2003

Assets:
Cash, accounts receivable and inventories	$23	$56
Notes receivable, prepaids and other assets	1,034	1,064
Liabilities:
Accrued liabilities:
Future lease obligations	(259)	(269)
Other liabilities	(289)	(308)

Net assets of discontinued operations	509	543
Less: Current portion liabilities	114	150

	$623	$693

     Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended

	August 2, 2003	July 27, 2002

Revenues	$—	$3,521
Cost of sales	—	2,494

Gross margin	—	1,027
Sales, general and administrative expenses	—	993

Operating income	—	34
Other income (expense), net	—	(1)

Net income before taxes	—	33
Income tax provision	—	13

Net income from discontinued operations	$—	$20

     In addition to the operating results above, we recorded a net gain on the disposal of discontinued operations of $154,000, net of tax, during the first quarter of fiscal 2004. This gain on disposal resulted from the sale of a certain property received by Norstan as part of the Vadini arbitration settlement of February 25, 2002.

     We also recorded a net gain on the disposal of discontinued operations of $2.1 million in the first quarter of fiscal 2003. The gain on disposal included the following: (i) a gain on the sale of Norstan’s Network Services business of $2.1 million, net of tax, (ii) a $104,000 gain, net of tax, related to payments on the promissory note received by the Company as part of the Vadini settlement, and (iii) a $269,000 loss, net of tax, related to additional costs incurred in the disposition of Connaissance Consulting.

     The after-tax gain on the sale of the Network Services business reflects the reversal of a $1.6 million tax valuation allowance which had been previously established for the Company’s capital loss carryforwards. The sale of the Network Services business allowed us to fully utilize these capital loss carryforwards. Accordingly, this valuation allowance was reversed through discontinued operations.

     NET INCOME. For the first quarter of fiscal 2004, we incurred a net loss of $1.9 million or $0.15 per diluted share as compared to net income of $2.2 million or $0.17 per diluted share in the similar period last year.

LIQUIDITY AND CAPITAL RESOURCES

     For the comparable three months ended August 2, 2003 and July 27, 2002, continuing operating activities utilized cash of $1.2 million and $1.3 million, respectively. Investing activities used cash of $517,000 in the current three month period, as compared to providing cash of $3.8 million in the similar period last year. This decrease is the result of continued reduction in proceeds from lease contracts as Norstan’s leasing activity winds down, together with planned increases in capital spending and investing in voice over IP telephony application software development. Financing activities provided net cash of $1.1 million in the current fiscal quarter, primarily attributable to increased borrowings under our revolving credit facility as compared to utilizing net cash of $7.8 million during the similar period last year.

     CAPITAL EXPENDITURES. We used $1.7 million for capital expenditures during the three months ended August 2, 2003, compared to $300,000 in the similar period last year. These expenditures were primarily for computer hardware and software systems.

     INVESTMENT IN LEASE CONTRACTS. Norstan has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company is winding down its leasing activities. The additional investment made in lease contracts in the first quarters of fiscal 2004 and 2003 were minimal totaling $2,000 and $15,000, respectively. Net lease receivables decreased to $10.0 million at August 2, 2003 from $12.3 million at April 30, 2003.

     Norstan utilizes its lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $6.9 million at August 2, 2003, as compared to $8.5 million at April 30, 2003. Interest rates on these credit agreements at August 2, 2003 ranged from approximately 6.0% to 8.0%, while payments are due in varying monthly installments through March 2007. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

CAPITAL RESOURCES

     On July 12, 2002, we entered into a $30.0 million credit agreement with certain banks consisting of the following components: A) a $21.0 million revolving line of credit, with availability based on eligible receivables and inventory, as defined, and B) a $9.0 million term loan with quarterly payments of $1.0 million beginning October 25, 2002. The revolving line was to mature on June 28, 2004 and the term note was to mature on October 29, 2004. The term note was subject to certain prepayment provisions in the event the we received cash from the collection of the promissory note related to the sale of Network Services.

     The revolving credit facility and term loan bore interest at the bank’s reference rate plus 1.0% or Eurodollar rate advance plus 3.0% through January 31, 2003, and at the bank’s reference rate plus 0.5% or Eurodollar rate advance plus 2.5% through April 30, 2003. Annual commitment fees ranged from 0.375% to 0.25%. Under this agreement we were required to maintain, on a quarterly basis, minimum levels of earnings before income taxes and achieve certain other financial ratios.

     On July 15, 2003, we entered into an amendment related to the above agreement. Under this amendment, all amounts outstanding under the above mentioned term loan were converted to borrowings under the revolving credit facility. As of the date of this amendment, the maximum capacity of the revolving credit facility was established at $24.0 million and reduces to $22.5 million as of January 31, 2004, with availability based on eligible receivables and inventory, as defined. The revolving credit agreement matures on June 28, 2004 and accordingly, the related debt of $18.4 million is classified as current as of August 2, 2003.

     The amended revolving credit facility currently bears interest at the banks’ reference rate plus 0.5% or Eurodollar rate advance plus 2.5% with provisions for future rate changes based on certain of our financial ratios. Annual commitment fees continue to range from 0.375% to 0.25%. The amended agreement revised certain financial covenants for fiscal 2004, and requires that the we maintain, on a quarterly basis, minimum levels of earnings before income taxes and achieve certain other financial ratios. The Company had complied with or has obtained the appropriate waivers for such requirements as of August 2, 2003.

     As we look forward to the covenant requirements contained in our amended revolving credit facility related to the second quarter of fiscal 2004, we anticipate being out of compliance with certain of those covenants. This is principally a result of continued downward pressure on margins in certain business units, our continued growth and expansion in new markets and the restructuring charge referred to below. We are in discussion with our current lenders regarding these anticipated events of non-compliance. In addition, we are in discussion with certain financial institutions with respect to financing our credit needs on a long-term basis. We believe that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, and cash received from other transactions, including the issuance of debt or equity securities, will be adequate to meet the liquidity and capital resource requirements of our business until at least April 30, 2004. However, there can be no assurance as to the outcome of our attempt to obtain waivers for the anticipated events of non-compliance or our refinancing efforts, whether adequate financing will be available to support our cash flow needs through April 30, 2004 or that other assumptions used by us in formulating our assessment will prove accurate.

ACQUISITION

     On March 7, 2003, we announced that we purchased from NetCom Systems, Inc. certain assets including intellectual property, effective March 1, 2003 related to NetCom’s voice over Internet Protocol (IP) telephony applications software operations. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing, $1.1 million paid in the first quarter of fiscal 2004 and guaranteed payments of $800,000 payable over the next two years. The purchase agreement provides that we may pay additional purchase consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. At our discretion, up to 50 percent of any contingent consideration may be paid in shares of Norstan’s common stock. We have and will continue to fund the purchase of these assets from borrowings under our revolving credit facility or through the issuance of equity securities. We have also hired certain key NetCom personnel who were involved in development of IP telephony applications software. In fiscal 2003, we recorded $2.6 million for intangible assets relating to proprietary technology and $400,000 in goodwill relating to the $3.0 million acquisition consideration.

SUBSEQUENT EVENT

     Subsequent to quarter end, as part of the Company’s continued focus on right-sizing our cost model to ensure long term profitability, we anticipate recording a restructuring charge in the second quarter of fiscal 2004 ranging from $1.5 to $2.0 million, related to a reduction in work force of approximately 75 to 100 people. The execution of these actions is anticipated to be completed by the end of our second fiscal quarter. At the same time we continue to build our workforce in geographic areas of opportunity and in technology expertise necessary to augment our growth. In addition to this charge, we will continue to control expenses to better align our resources with market demand.

FORWARD-LOOKING STATEMENTS

     From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, Norstan notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of our business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industries; Norstan’s business in Canada; stability of foreign governments; market acceptance of our products and services; our continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors. Because these and other factors could affect our operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     GENERAL. Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on our long-term debt obligations, discounted lease rentals, capital leases and other long-term debt obligations.

     INTEREST RATE RISK. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not results of operations or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt will not have an effect on results of operations or cash flows until the Company decides, or is required, to refinance such debt.

     For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. We have variable rate debt of $18.4 million outstanding at August 2, 2003 with a weighted average interest rate of approximately 4.1%. Assuming that our balance of variable rate debt remains constant at $18.4 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in pretax cash flows of $184,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in pretax cash flows of $184,000.

     We have historically financed customer equipment purchases with fixed rate, sales-type leases. The resulting stream of future lease payments was, in turn, used to borrow funds from financial institutions at fixed rates on a nonrecourse basis. We are not exposed to interest rate risk in connection with these arrangements because: (i) both the leases and the debt are at fixed interest rates; and (ii) we typically entered into lending arrangements shortly after execution of the related leases.

     FOREIGN CURRENCY RISK. We are exposed to foreign currency rate risk. Substantially all foreign exchange exposure is related to the value of the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar have improved during the three months ended August 2, 2003 as compared to the average rates during fiscal 2003.

     Assets and liabilities outside the United States are located primarily in Canada. Our investments in our foreign subsidiary with a functional currency other than the U.S. dollar are not hedged. The potential loss in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate would not materially affect our consolidated financial position, results of operations or cash flows. Any gain or loss in fair value associated with the Canadian dollar would be recorded as a separate component of shareholders’ equity.

     DERIVATIVE FINANCIAL INSTRUMENTS. We currently do not have any derivative financial instruments in place to manage interest costs, but may consider utilizing such instruments in the future as a means to manage interest rate risk.

ITEM 4.

CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, Norstan conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, Norstan’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in legal actions in the ordinary course of our business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving Norstan for which the outcome is likely to have a material adverse effect upon our business, operating results or financial condition.

     On February 25, 2002, we were awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, we reached a settlement with the former owner, Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, Norstan recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. We recorded a full reserve against the real property and the promissory note and planned to record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, we agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a net gain of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In addition, in May 2003, one of the real properties was sold and a pre-tax gain of approximately $253,000 has been recorded through discontinued operations in the first quarter of fiscal 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As we look forward to the covenant requirements contained in our amended revolving credit facility related to the second quarter of fiscal 2004, we anticipate being out of compliance with certain of those covenants. This is principally a result of continued downward pressure on margins in certain business units, our continued growth and expansion in new markets and a restructuring charge we plan to record in our second fiscal quarter. We are in discussion with our current lenders regarding these anticipated events of non-compliance. In addition, we are in discussion with certain financial institutions with respect to financing our credit needs on a long-term basis. We believe that a combination of cash expected to be generated from operations, borrowing capacity available under the financing arrangements discussed above, and cash received from other transactions, including the issuance of debt or equity securities, will be adequate to meet the liquidity and capital resource requirements of our business until at least April 30, 2004. However, there can be no assurance as to the outcome of our attempt to obtain waivers for the anticipated events of non-compliance or our refinancing efforts, whether adequate financing will be available to support our cash flow needs through April 30, 2004 or that other assumptions used by us in formulating our assessment will prove accurate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

Form 8-K filed on June 17, 2003 (Regulation FD Disclosure)

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC.
Registrant

Date: September 12, 2003	By	/s/ James C. Granger James C. Granger Chief Executive Officer and President (Principal Executive Officer)

Date: September 12, 2003	By	/s/ Scott G. Christian Scott G. Christian Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)