Form 10-Q
period 2003-11-01
NORSTAN INC
filed 2003-12-16
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED NOVEMBER 1, 2003

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to

Commission File Number 0-8141

NORSTAN, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0835746

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5101 Shady Oak Road, Minnetonka, Minnesota 55343-4100

(address of principal executive offices)

Telephone: (952) 352-4000 Fax: (952) 352-4949 Internet: www.norstan.com

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

Yes [   ] No [X]

On December 1, 2003, there were 13,101,477 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

i

PART I. FINANCIAL INFORMATION
ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	November 1,	October 26,	November 1,	October 26,
	2003	2002	2003	2002

REVENUES
Communications Technology Solutions and Services	$48,167	$48,732	$97,221	$92,559
Resale Services	7,898	7,429	15,164	14,828
Financial Services	381	916	945	1,773

Total Revenues	56,446	57,077	113,330	109,160

COST OF SALES
Communications Technology Solutions and Services	34,988	34,404	71,129	64,991
Resale Services	4,972	4,622	9,830	9,516
Financial Services	(134)	55	(215)	149

Total Cost of Sales	39,826	39,081	80,744	74,656

GROSS MARGIN
Communications Technology Solutions and Services	13,179	14,328	26,092	27,568
Resale Services	2,926	2,807	5,334	5,312
Financial Services	515	861	1,160	1,624

Total Gross Margin	16,620	17,996	32,586	34,504

Selling, General & Administrative Expenses	17,469	16,816	36,316	32,555
Restructuring and Other Charges	4,180	—	4,180	—

OPERATING INCOME (LOSS)	(5,029)	1,180	(7,910)	1,949
Interest Expense	(553)	(487)	(1,001)	(1,179)
Other Income (Expense), Net	18	(1)	24	(7)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,564)	692	(8,887)	763
Income Tax Provision (Benefit)	(2,169)	263	(3,466)	290

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,395)	429	(5,421)	473

DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax provision of $13 in 2002	—	—	—	20
Gain (loss) on disposal of discontinued operations, net of tax benefit of $3 and provision of $94 in 2003 and provision of $95 and $419 in 2002	(5)	155	150	2,284

NET INCOME (LOSS)	$(3,400)	$584	$(5,271)	$2,777

NET INCOME (LOSS) PER SHARE - BASIC
CONTINUING OPERATIONS	$(0.26)	$0.04	$(0.42)	$0.04
DISCONTINUED OPERATIONS	0.00	0.01	0.01	0.19

NET INCOME (LOSS) PER SHARE - BASIC	$(0.26)	$0.05	$(0.41)	$0.23

NET INCOME (LOSS) PER SHARE – DILUTED
CONTINUING OPERATIONS	$(0.26)	$0.03	$(0.42)	$0.03
DISCONTINUED OPERATIONS	0.00	0.01	0.01	0.18

NET INCOME (LOSS) PER SHARE – DILUTED	$(0.26)	$0.04	$(0.41)	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,984	12,348	12,939	12,327

DILUTED	12,984	12,817	12,939	12,966

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share amounts)

	November 1,	April 30,
	2003	2003

ASSETS
CURRENT ASSETS
Cash	$1,693	$1,185
Accounts receivable, net of allowances for doubtful accounts of $1,198 and $965	32,090	33,523
Lease receivables	5,867	6,846
Inventories	8,255	7,248
Costs and estimated earnings in excess of billings of $10,268 and $10,344	5,161	5,746
Prepaid expenses, deposits and other	5,723	5,216

TOTAL CURRENT ASSETS	58,789	59,764

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	92,751	89,988
Less-accumulated depreciation and amortization	(76,388)	(72,304)

NET PROPERTY AND EQUIPMENT	16,363	17,684

OTHER ASSETS
Lease receivables, net of current portion	2,782	5,503
Deferred income taxes	16,356	12,564
Net non-current assets of discontinued operations	623	693
Goodwill	4,524	4,379
Intangible and other assets	2,438	2,735

TOTAL OTHER ASSETS	26,723	25,874

TOTAL ASSETS	$101,875	$103,322

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share amounts)

	November 1,	April 30,
	2003	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3,403	$1,641
Current maturities of discounted lease rentals	3,835	4,897
Accounts payable	17,147	14,465
Deferred revenue	19,589	21,521
Accrued -
Salaries and wages	2,871	5,171
Other liabilities	8,130	5,860
Net current liabilities of discontinued operations	63	150
Billings in excess of costs and estimated earnings of $19,170 and $13,832	7,738	6,827

TOTAL CURRENT LIABILITIES	62,776	60,532

LONG-TERM DEBT, net of current maturities	18,100	15,600
DISCOUNTED LEASE RENTALS, net of current maturities	1,822	3,600
SHAREHOLDERS’ EQUITY
Common stock - $.10 par value; 40,000,000 authorized shares; 13,092,612 and 12,784,122 shares issued and outstanding	1,309	1,278
Capital in excess of par value	57,613	56,891
Accumulated deficit	(37,791)	(32,520)
Unamortized cost of stock	(97)	(134)
Accumulated other comprehensive loss	(1,857)	(1,925)

TOTAL SHAREHOLDERS’ EQUITY	19,177	23,590

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,875	$103,322

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

(In thousands)

	Six Months Ended

	November 1,	October 26,
	2003	2002

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(5,421)	$473
Adjustments to reconcile net income (loss) from continuing operations to net cash used for continuing operating activities:
Restructuring and other charges	4,180	—
Depreciation and amortization	4,391	5,066
Deferred income taxes	(3,805)	474
Changes in operating items:
Accounts receivable	1,683	(6,970)
Inventories	(888)	(1,593)
Costs and estimated earnings in excess of billings	616	(1,516)
Prepaid expenses, deposits and other	(477)	(1,034)
Accounts payable	2,544	1,920
Deferred revenue	(2,136)	(653)
Income taxes payable/receivable	—	7,876
Accrued liabilities	(4,399)	(8,877)
Billings in excess of costs and estimated earnings	842	2,107

Net cash used for operating activities	(2,870)	(2,727)

INVESTING ACTIVITIES
Additions to property and equipment	(2,666)	(2,159)
Cash paid for acquisition	(1,100)	—
Investment in lease contracts	(18)	(224)
Proceeds from lease contracts	3,840	9,116
Other, net	(125)	(416)

Net cash provided by (used for) investing activities	(69)	6,317

FINANCING ACTIVITIES
Borrowings on long-term debt	58,233	98,488
Repayments of long-term debt	(52,138)	(108,193)
Borrowings on discounted lease rentals	—	3,620
Repayments of discounted lease rentals	(2,948)	(4,378)
Proceeds from sale of common stock	714	566

Net cash provided by (used for) financing activities	3,861	(9,897)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(547)	(1)

NET CASH FLOW FROM CONTINUING OPERATIONS	375	(6,308)
NET CASH FLOW FROM DISCONTINUED OPERATIONS	133	5,956
CASH, BEGINNING OF PERIOD	1,185	1,936

CASH, END OF PERIOD	$1,693	$1,584

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Goodwill:

     The components of goodwill and other intangible assets were as follows (in thousands):

			Intangible
	Goodwill		Assets

	November 1,	April 30,	November 1,	April 30,
	2003	2003	2003	2003

Gross carrying amount	$11,092	$10,830	$2,640	$2,633
Accumulated amortization	(6,568)	(6,451)	(356)	(88)

Net carrying amount	$4,524	$4,379	$2,284	$2,545

     Amortization related to intangible assets is included in selling, general and administrative expenses within the accompanying consolidated statements of operations.

     The change in the gross carrying amounts of goodwill and other intangible assets for the six months ended November 1, 2003 were as follows (in thousands):

		Intangible
	Goodwill	Assets

Balance at April 30, 2003	$10,830	$2,633
Acquired in acquisition	8	7
Currency translation adjustment	254	—

Balance at November 1, 2003	$11,092	$2,640

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

The following table presents a summary of the warranty provision (in thousands):

Balance at April 30, 2003	$1,468
Provision for reserves recorded	1,533
Reductions for payments made	(1,513)
Currency translation adjustment	26

Balance at November 1, 2003	$1,514

Foreign Currency:

     For our Canadian operations, assets and liabilities are translated at exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity within accumulated other comprehensive loss.

Earnings Per Share Data:

     Norstan reports net income (loss) per share pursuant to the requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options and other securities using the treasury stock method.

     A reconciliation of EPS calculations under SFAS No. 128 was as follows (in thousands, except per share amounts):

	Three Months Ended

	November 1,	October 26,
	2003	2002

Income (loss) from continuing operations	$(3,395)	$429

Weighted average common shares outstanding - Basic	12,984	12,348
Dilutive effect of stock options/warrants	—	469

Weighted average common shares outstanding - Dilutive	12,984	12,817

Income (loss) per share from continuing operations:
Basic	$(0.26)	$0.04

Diluted	$(0.26)	$0.03

	Six Months Ended

	November 1,	October 26,
	2003	2002

Income (loss) from continuing operations	$(5,421)	$473

Weighted average common shares outstanding - Basic	12,939	12,327
Dilutive effect of stock options/warrants	—	639

Weighted average common shares outstanding - Dilutive	12,939	12,966

Income (loss) per share from continuing operations:
Basic	$(0.42)	$0.04

Diluted	$(0.42)	$0.03

     For the quarters ended November 1, 2003 and October 26, 2002, common stock equivalents of 2.6 million and 2.3 million, respectively, have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive. For the comparable six month periods then ended, 2.4 million and 1.7 million shares have been excluded as the effect of their inclusion would be anti-dilutive.

Comprehensive Income:

     We report comprehensive income and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. For Norstan, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was a loss of approximately $3.3 million for the quarter ended November 1, 2003 and income of approximately $585,000 for the similar period ended October 26, 2002. For the six month period ended November 1, 2003, our comprehensive loss was $5.2 million as compared to comprehensive income of $2.8 million for the six months ended October 26, 2002.

Supplemental Cash Flow Information:

     Supplemental disclosure of cash flow information was as follows (in thousands):

	Six Months Ended

	November 1,	October 26,
	2003	2002

Cash paid for:
Interest	$792	$1,213
Income taxes	$403	$40

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

NOTE 2 – ACQUISITION:

     On March 7, 2003, we announced that we purchased from NetCom Systems, Inc. certain assets including intellectual property, effective March 1, 2003 related to NetCom’s voice over Internet Protocol (IP) telephony applications software operations. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing, $1.1 million paid in the first quarter of fiscal 2004 and guaranteed payments of $800,000 payable over the next two years. The purchase agreement provides that we may pay additional purchase consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. At our discretion, up to 50 percent of any contingent consideration may be paid in shares of Norstan’s common stock. We have and will continue to fund the purchase of these assets from borrowings under our revolving credit facility. We have also hired certain key NetCom personnel who were involved in development of IP telephony applications software. In fiscal 2003, we recorded $2.6 million for intangible assets relating to proprietary technology and $400,000 in goodwill relating to the $3.0 million acquisition consideration. This group is doing business as Norstan Convergence Development Group and its results of operations are included in our Communications Technology Solutions and Services segment.

NOTE 3 - DISCONTINUED OPERATIONS:

Network Services:

     On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell our Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash and other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the receipt of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, has been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services’ results of operations have been reported as discontinued operations for all periods presented.

Consulting:

     During fiscal 2001, we divested our IT consulting business to focus on our core competencies of providing communications technology services and solutions to direct enterprise customers and channel partners. The absence of realized synergies between our communications and IT consulting businesses and recurring losses within the consulting business contributed to the decision to divest of this non-strategic business segment.

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

Financial Information Related to Discontinued Operations:

     Net assets of discontinued operations included the following (in thousands):

	As of

	November 1,	April 30,
	2003	2003

Assets:
Cash, accounts receivable and inventories	$25	$56
Notes receivable, prepaids and other assets	989	1,064
Liabilities:
Accrued liabilities:
Future lease obligations	(197)	(269)
Other liabilities	(257)	(308)

Net assets of discontinued operations	560	543
Less: Current portion liabilities	63	150

	$623	$693

     Summary operating results of the discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended

	November 1,	October 26,	November 1,	October 26,
	2003	2002	2003	2002

Revenues	$—	$—	$—	$3,521
Cost of sales	—	—	—	2,494

Gross margin	—	—	—	1,027
Sales, general and administrative expenses	—	—	—	993

Operating income	—	—	—	34
Other income (expense), net	—	—	—	(1)

Income before taxes	—	—	—	33
Provision for income tax	—	—	—	13

Net income from discontinued operations	$—	$—	$—	$20

     In addition to the operating results above, we recorded a net gain on the disposal of discontinued operations of $150,000, net of tax, during the first six months of fiscal 2004. This gain on disposal resulted primarily from the sale of a certain property received by Norstan as part of the Vadini settlement related to the arbitration award of February 25, 2002.

     We also recorded a net gain on the disposal of discontinued operations of $2.3 million in the first six months of fiscal 2003. The gain on disposal included the following: (i) a gain on the sale of Norstan’s Network Services business of $2.3 million, net of tax, (ii) a $259,000 gain, net of tax, related to payments on the promissory note received by the Company as part of the Vadini settlement ($155,000 net gain in the second quarter of fiscal 2003 ended October 26, 2002), and (iii) a $269,000 loss, net of tax, related to additional costs incurred in the disposition of Connaissance Consulting.

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

NOTE 4 - INCOME TAXES:

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

     For the three and six months ended November 1, 2003, we recorded a tax benefit of 39.0% on the net loss incurred from continuing operations. In addition, we recorded a tax benefit of 39.0% on the loss from disposal of discontinued operations for the quarter ended November 1, 2003, and a tax provision of 39.0% on the gain recorded year-to-date.

NOTE 5 - STOCK-BASED COMPENSATION:

     We apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, our net income (loss) (in thousands) and net income (loss) per common share would have decreased to the following pro forma amounts:

	For the three months ended		For the six months ended

	November 1,	October 26,	November 1,	October 26,
	2003	2002	2003	2002

Net income (loss):
As reported	$(3,400)	$584	$(5,271)	$2,777
Additional compensation expense, net of tax	(312)	(590)	(752)	(1,505)

Pro forma	$(3,712)	$(6)	$(6,023)	$1,272

Net income (loss) per share:
As reported
Basic	$(0.26)	$0.05	$(0.41)	$0.23
Diluted	$(0.26)	$0.04	$(0.41)	$0.21
Pro forma
Basic	$(0.29)	$0.00	$(0.47)	$0.10
Diluted	$(0.29)	$0.00	$(0.47)	$0.10

NOTE 6 – DEBT OBLIGATIONS:

     On December 10, 2003, we entered into a new five year $27.5 million secured credit agreement with Wells Fargo Foothill, Inc. consisting of the following components: A) a $5.0 million revolving line of credit, and B) a $22.5 million term loan payable in 30 monthly installments of $333,333 beginning on February 1, 2004, with the remaining $12.5 million principal due and payable upon maturity at December 9, 2008. Availability under this credit facility is based on a percentage of eligible recurring service and maintenance revenues, as defined. This credit agreement is secured by substantially all of our assets.

     The new $5.0 million revolving credit facility currently bears interest at the bank’s reference rate plus 1.5% or LIBOR plus 4.0% with provisions for future rate reductions based on certain of our financial ratios. The term loan bears interest at the bank’s reference rate plus 3.5%. Annual unused line fees on the revolver are 0.5% and certain monthly and annual fees are due to the lender throughout the duration of the agreement. In addition, we are required to maintain $2.0 million in excess availability and qualified cash, as defined. The agreement requires us to maintain, on a quarterly basis, minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) as well as certain limits on capital expenditures on an annual basis.

     Proceeds from the new term note were used to repay and terminate our previous credit agreement. As a result of this new secured credit agreement, we have classified the applicable portion of our outstanding indebtedness as long-term in the accompanying consolidated balance sheet. As a result of the termination of our previous credit agreement, we will write-off the remaining $162,000 in unamortized debt financing costs during the third quarter of fiscal 2004. In connection with our new secured credit agreement, we will capitalize approximately $575,000 in debt financing cost to be amortized over the term of the new agreement.

     During the periods presented in this quarterly report, Norstan operated under a credit agreement with certain banks, as amended from time to time, consisting of a revolving line of credit and term loan, each secured by substantially all the assets of Norstan. The credit agreement provided for interest at various rates ranging from the banks’ reference rate plus 0.5% to the reference rate plus 2.0%, or the Eurodollar rate advance plus 2.5% to the Eurodollar rate advance plus 4.0%, plus annual commitment fees ranging from 0.375% to 0.25%. The credit agreement, as amended, was scheduled to mature on June 28, 2004.

     We believe that a combination of cash expected to be generated from operations and borrowing capacity available under the new financing arrangements discussed above will be adequate to meet the liquidity and capital resource requirements of our business until at least April 30, 2004.

     NOTE 7 - BUSINESS SEGMENTS:

     Norstan delivers its products and services through three business segments, Communications Technology Solutions and Services, Resale Services and Financial Services. Interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” were as follows (in thousands):

	For the Quarter Ended

	November 1,		October 26,
	2003		2002

		Operating		Operating
	Revenues	Income/(Loss)*	Revenues	Income/(Loss)

Communications Technology Solutions and Services	$48,167	$(6,083)	$48,732	$(62)
Resale Services	7,898	743	7,429	923
Financial Services	381	311	916	319

Totals	$56,446	$(5,029)	$57,077	$1,180

	For the Six Months Ended

	November 1,		October 26,
	2003		2002

		Operating		Operating
	Revenues	Income/(Loss)*	Revenues	Income/(Loss)

Communications Technology Solutions and Services	$97,221	$(9,713)	$92,559	$(197)
Resale Services	15,164	1,101	14,828	1,549
Financial Services	945	702	1,773	597

Totals	$113,330	$(7,910)	$109,160	$1,949

*     Segment totals include allocation of the second quarter fiscal 2004 restructuring and other charges of $4.2 million; $4.1 million to Communications Technology Solutions and Services, $59,000 to Resale Services, and $35,000 to Financial Services.

     NOTE 8 - RESTRUCTURING AND OTHER CHARGES:

     During the second quarter of fiscal 2004, we recorded restructuring and other charges of $4.2 million, consisting of a restructuring charge of $3.7 million and a write-off of certain fixed assets in the amount of approximately $500,000. These charges were primarily within our Communications Technology Solutions and Services segment and relate to actions completed by the end of our second fiscal quarter. The restructuring charge of $3.7 million related to a workforce reduction as we continued to right-size our organization and bring our expense structure in-line with anticipated revenues and changing market demand for our solutions and services. This charge consisted of $3.3 million in severance costs and other related employment benefits, together with $400,000 in lease termination and other facility costs. In addition, we recorded a charge of approximately $500,000 for the write-off of certain assets. These assets consisted primarily of non-recoverable capitalized system applications costs and other hardware costs.

     As of November 1, 2003, there remained a reserve of approximately $2.7 million, included in other accrued liabilities in the accompanying consolidated balance sheet, for future costs to be paid related to these charges including $2.3 million in severance costs and other employment benefits and $400,000 in lease termination and other costs.

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

     Norstan drives its business by delivering communications solutions and services through the installation of a broad array of technology platforms, software solutions and on-going system maintenance needs. We currently work with approximately 2,500 key direct customers, drawing customers from the banking/finance, healthcare, manufacturing, retail, government, education, utilities, finance/insurance and non-profit sectors. Additionally, we sell technology services support to a broad channel of manufacturers, resellers and distributors, through relationships with manufacturers offering best-in-class technology. We maintain a direct sales effort focused on Fortune 2000 and middle market companies and the public sector. Our remanufactured equipment segment supports Norstan’s customer base, channel partners, resellers, distributors and other end-users with efficient and reliable resale products.

     To address the complex communications requirements of our customers, Norstan provides a broad range of products and services through three interrelated business segments: Communications Technology Solutions and Services, Resale Services, and Financial Services which accounted for 85.8%, 13.4%, and 0.8% of our revenues for the six months ended November 1, 2003, respectively. Communications Technology Solutions and Services provides best-in-class technologies and services focused on selected enterprise customers throughout the U.S. and Canada, technology implementation and support services for manufacturers, integrators, and resellers, and hardware and software applications that support voice over Internet Protocol (IP). Resale Services provides refurbished and re-certified voice and data products. Financial Services supports our sales process by providing customized financing alternatives.

SUMMARY

     During the quarter ended November 1, 2003, the Company reported a net loss of $3.4 million or $0.26 per diluted share, as compared to net income of $584,000 or $0.04 per diluted share for the comparable quarter ended October 26, 2002. For the six months ended November 1, 2003, we reported a net loss of $5.3 million or $0.41 per diluted share as compared to net income of $2.8 million or $0.21 per diluted share for the comparable period last year.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A		DOLLAR AMOUNTS AS A
	PERCENTAGE OF REVENUES		PERCENTAGE OF REVENUES

	Three Months Ended		Six Months Ended

	November 1,	October 26,	November 1,	October 26,
	2003	2002	2003	2002

REVENUES:
Communications Technology Solutions and Services	85.3%	85.4%	85.8%	84.8%
Resale Services	14.0%	13.0%	13.4%	13.6%
Financial Services	0.7%	1.6%	0.8%	1.6%

Total Revenues	100.0%	100.0%	100.0%	100.0%
COST OF SALES	70.6%	68.5%	71.3%	68.4%

GROSS MARGIN	29.4%	31.5%	28.7%	31.6%
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	30.9%	29.4%	32.0%	29.8%
RESTRUCTURING AND OTHER CHARGES	7.4%	—	3.7%	—

OPERATING INCOME	(8.9%)	2.1%	(7.0%)	1.8%
Interest Expense and Other, Net	(0.9%)	(0.9%)	(0.8%)	(1.1%)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(9.8%)	1.2%	(7.8%)	0.7%
Income Tax Provision (Benefit)	(3.8%)	0.5%	(3.0%)	0.3%

NET INCOME/(LOSS):
Continuing Operations	(6.0%)	0.7%	(4.8%)	0.4%
Discontinued Operations (net)	0.0%	0.3%	0.1%	2.1%

NET INCOME	(6.0%)	1.0%	(4.7%)	2.5%

     The following table sets forth, for the periods indicated, the gross margin percentages for Communications Technology Solutions and Services, Resale Services and Financial Services.

	Three Months Ended		Six Months Ended

	November 1,	October 26,	November 1,	October 26,
	2003	2002	2003	2002

GROSS MARGIN PERCENTAGES:
Communications Technology Solutions and Services	27.4%	29.4%	26.8%	29.8%
Resale Services	37.1%	37.8%	35.2%	35.8%
Financial Services	135.2%	94.0%	122.7%	91.6%

RESULTS OF OPERATIONS

     REVENUES. Revenues decreased 1.1% to $56.4 million in the second quarter of fiscal 2004, as compared to $57.1 million for the second quarter of fiscal 2003. For the comparable six month periods ended November 1, 2003 and October 26, 2002, revenues increased 3.8% to $113.3 million compared to $109.2 million.

     Revenues within our Communications Technology Solutions and Services segment decreased 1.2% to $48.2 million for the second quarter of fiscal 2004, compared to $48.7 million for the similar period last year. For the six month period ended November 1, 2003 revenues in this segment were up 5.0% to $97.2 million compared to $92.6 million a year ago. Within this segment revenues from Solutions’ were down 1.4% and up 14.8% for the comparable three and six month periods ended November 1, 2003 as compared to the same periods ended October 26, 2002. These increases were due to continued strength in revenues from some of our more recent product offerings and call center and IP telephony product offerings which were somewhat offset by decreases in revenues from our traditional product offerings. In addition, year-to-date Solutions’ revenues were up as the prior year’s first quarter revenues were relatively low. Services’ revenues continued to be relatively flat for the comparable three and six month periods. Generally, increased professional services revenues offset lower revenues from moves, adds and changes (MAC), and conferencing services in the comparable periods.

     Profitable revenue growth continues to be our major challenge. We have undertaken numerous initiatives to better position our business to take advantage when market conditions improve.

•	We broadened our presence into tier one cities such as New York, Los Angeles, Dallas, Chicago and San Francisco. Our recent financial performance and financing constraints have resulted in our need to re-evaluate our investment in other cities such as Atlanta, Detroit and Philadelphia.

•	We continue to cultivate opportunities with existing channel partners.

•	Our relationships with Nortel Networks and Cisco Systems have expanded our geographic reach and are providing new sales opportunities.

•	Norstan Convergence Development Group, our voice over IP application software development business unit, offers true value-add to our sales distribution channels.

     Economic conditions continued to affect our financial performance throughout the first half of fiscal 2004. While the recent economic outlook has been positive, overall levels of business capital spending in certain market sectors continues to lag, especially in the information technology and telecommunications services industries, and continue to negatively affect our results of operations. However, we believe that as the economy further strengthens and capital spending improves, customers will invest in communications systems and infrastructure.

     For the quarter ended November 1, 2003, Resale Services’ revenues increased 6.3% to $7.9 million as compared to $7.4 million in the second quarter of fiscal 2003. For the six month period ended November 1, 2003, revenues increased 2.3% to $15.2 million from $14.8 million in the comparable six month period a year ago. Revenues from Vibes Technologies, our integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment, were up 5.9% and 6.5% quarter-over-quarter and year-over-year, respectively. Our Siemens Resale Services group experienced an increase of 6.9% in quarter-over-quarter revenues and a 3.1% decrease year-over-year. Revenues in this segment were affected by the overall economy as well as the maturity of certain equipment supported by the Resale Services group. Opportunities for growth within this segment include the addition of new product offerings in the portfolio of refurbished and re-certified voice and data products as well as pursuing business in the federal space with a General Services Administration contract.

     Financial Services’ revenues declined 58.4% to $381,000 for the second quarter of fiscal 2004 as compared to $916,000 for the similar period last year. Financial Services’ revenues decreased 46.7% to $945,000 for the six months ended November 1, 2003 as compared to $1.8 million for the same period ended October 26, 2002. These decreases were attributed to our strategic decision to discontinue offering financing directly to our customers. Norstan Financial Services has associated with Citicapital Technology Finance, Inc. to provide financial alternatives to our customers under a private label leasing program. Revenues from Financial Services will continue to decline over the next few fiscal years as its operations wind down.

     GROSS MARGIN. Gross margin was $16.6 million for the second quarter of fiscal 2004, down 7.6% as compared to $18.0 million for the similar period last year. As a percent of total revenues, gross margin was down 2.1 percentage points to 29.4% for the second quarter of fiscal 2004 as compared to 31.5% for the second quarter of fiscal 2003.

     During the six months ended November 1, 2003, gross margin decreased 5.5% to $32.6 million as compared to $34.5 million for the six months ended October 26, 2002. As a percent of total revenues, gross margins were down 2.9 percentage points to 28.7% for the six month period ended November 1, 2003 as compared to 31.6% for the six month period ended October 26, 2002.

     Gross margin percentages for any specific period of time are affected by numerous factors, including without limitation, competitive market pricing, product and/or service mix, labor utilization, cost overruns, and operations spending.

     Gross margin as a percent of revenues for our Communications Technology Solutions and Services segment was 27.4% and 26.8% for the three and six month periods ended November 1, 2003, as compared to 29.4% and 29.8% for the similar periods last year.

     Solutions margins were 19.8% and 20.5% for the three and six month periods ended November 1, 2003, which were down as compared to 24.8% and 24.9% reported for the similar periods ended October 26, 2002. These year-over-year decreases were generally the result of continued pricing pressure at the point of sale, changing product mix, and cost overruns on certain projects. Solutions’ margins will continue to experience downward pressure in the current challenging economic environment and with our changing product mix. Services’ margins were 32.4% and 31.2% for the current three and six month periods as compared to 32.5% and 32.7% for the similar periods last year. These slight decreases are generally due to lower than planned labor utilization, increased training costs, as well as changing MAC product mix. Services’ margins will continue to be subject to downward pressure from customer price sensitivity and as a result of our changing mix of service and product offerings.

     The restructuring actions taken late in the second quarter of 2004, which brought our expense structure more in-line with current market demand for our solutions and services, will help ease the downward pressure on Communication Technology Solutions’ and Services’ margins.

     Resale’s gross margin as a percent of revenues was 37.1% for the quarter ended November 1, 2003 as compared to 37.8% for the similar period last year. For the comparable six month periods, Resale’s gross margins were 35.2% and 35.8%, respectively. These changes are generally the result of variations in the mix of products sold during the comparable periods.

     Gross margin as a percent of revenues for Financial Services was 135.2% for the second quarter of fiscal 2004 and 94.0% for the similar period last year. For the comparable six month periods, Financial Service’s gross margins were 122.7% and 91.6%, respectively. These increases in gross margins are due primarily to the continued winding down of Financial Services’ operations and the run-off of its portfolio.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 3.9% to $17.5 million in the second quarter of fiscal 2004, from $16.8 million in the similar period last year. As a percent of revenues, selling, general and administrative expenses were 30.9% for the second quarter of fiscal 2004 as compared to 29.4% for the similar period last year. For the comparable six month periods ended November 1, 2003 and October 26, 2002, selling, general and administrative expenses increased 11.5% to $36.3 million from $32.6 million. As a percent of revenues, selling, general and administrative expenses were 32.0% and 29.8% for the comparable six month periods of fiscal 2004 and 2003, respectively. These increases are primarily the result of the strategic investments we have made in the last year related to marketing and business development including expansion into certain tier one cities, IP applications, and service retention initiatives. We are currently re-evaluating certain of these investments to minimize their adverse affects on our near-term financial results and cash flows. Our second quarter restructuring efforts will reduce selling, general and administrative expenses going forward.

     RESTRUCTURING AND OTHER CHARGES. During the second quarter of fiscal 2004, we recorded restructuring and other charges of $4.2 million, consisting of a restructuring charge of $3.7 million and a write-off of certain fixed assets in the amount of approximately $500,000. The restructuring charge of $3.7 million related to a workforce reduction as we continued to right-size our organization and bring our expense structure in-line with anticipated revenues and changing market demand for our solutions and services. This charge consisted of $3.3 million in severance costs and other related employment benefits, together with $400,000 in lease termination and other facility costs. In addition, we recorded a charge of approximately $500,000 for the write-off of certain assets. These assets consisted primarily of non-recoverable capitalized system applications costs and other hardware costs.

     As of November 1, 2003, there remained a restructuring reserve of approximately $2.7 million for future costs to be paid related to these charges.

     INTEREST EXPENSE. Interest expense increased 13.5% to $553,000 for the second quarter of fiscal 2004 from $487,000 for the similar period last year. The quarter-over-quarter increase was the result of increased borrowings under the Company’s revolving long-term credit facility, which were $20.7 million as of November 1, 2003 compared to $19.9 million as of October 26, 2002, as well as an increase in weighted average interest rates. For the comparable six month periods, interest expense decreased 15.1% from $1.2 million in fiscal 2003 to $1.0 million in fiscal 2004. The year-over-year decrease was due to the favorable first quarter comparison somewhat offset by the second quarters’ increase.

     INCOME TAXES. Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. For the second quarter and six month periods of fiscal 2004, we recorded a tax benefit of 39.0% on the net loss incurred from continuing operations and a 39.0% tax provision/benefit on the gain/loss on disposal of discontinued operations.

     NET INCOME (LOSS) FROM CONTINUING OPERATIONS. We incurred a net loss from continuing operations of $3.4 million or $0.26 per diluted share for the second quarter of fiscal 2004, as compared to net income of $429,000 or $0.03 per diluted share for the similar period last year. For the six months ended November 1, 2003, we incurred a net loss from continuing operations of $5.4 million or $0.42 per diluted share as compared to net income of $473,000 or $0.03 per diluted share for the similar period last year.

     DISCONTINUED OPERATIONS.

Network Services:

     On February 4, 2002, Norstan announced that it had entered into a definitive agreement to sell its Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash and other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the receipt of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, has been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services’ results of operations have been reported as discontinued operations for all periods presented.

Consulting:

     During fiscal 2001, we divested our IT consulting business to focus on our core competencies of providing communications technology services and solutions to direct enterprise customers and channel partners. The absence of realized synergies between our communications and IT consulting businesses and recurring losses within the consulting business contributed to the decision to divest of this non-strategic business segment.

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

Financial Information Related to Discontinued Operations:

     Net assets of discontinued operations included the following (in thousands):

	As of

	November 1,	April 30,
	2003	2003

Assets:
Cash, accounts receivable and inventories	$25	$56
Notes receivable, prepaids and other assets	989	1,064
Liabilities:
Accrued liabilities:
Future lease obligations	(197)	(269)
Other liabilities	(257)	(308)

Net assets of discontinued operations	560	543
Less: Current portion liabilities	63	150

	$623	$693

     Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended

	November 1,	October 26,	November 1,	October 26,
	2003	2002	2003	2002

Revenues	$—	$—	$—	$3,521
Cost of sales	—	—	—	2,494

Gross margin	—	—	—	1,027
Sales, general and administrative expenses	—	—	—	993

Operating income	—	—	—	34
Other income (expense), net	—	—	—	(1)

Income before taxes	—	—	—	33
Provision for income tax	—	—	—	13

Net income from discontinued operations	$—	$—	$—	$20

     In addition to the operating results above, we recorded a net gain on the disposal of discontinued operations of $150,000, net of tax, during the first six months of fiscal 2004. This gain on disposal resulted primarily from the sale of a certain property received by Norstan as part of the Vadini settlement related to the arbitration award of February 25, 2002.

     We also recorded a net gain on the disposal of discontinued operations of $2.3 million in the first six months of fiscal 2003. The gain on disposal included the following: (i) a gain on the sale of Norstan’s Network Services business of $2.3 million, net of tax, (ii) a $259,000 gain, net of tax, related to payments on the promissory note received by the Company as part of the Vadini settlement ($155,000 net gain in the second quarter of fiscal 2003 ended October 26, 2002), and (iii) a $269,000 loss, net of tax, related to additional costs incurred in the disposition of Connaissance Consulting.

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

     NET INCOME. For the second quarter of fiscal 2004, we incurred a net loss of $3.4 million or $0.26 per diluted share as compared to net income of $584,000 or $0.04 per diluted share in the similar period last year. For the six months ended November 1, 2003, we reported a net loss of $5.3 million or $0.41 per diluted share as compared to net income of $2.8 million or $0.21 per diluted share for the similar periods of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     For the comparable six months ended November 1, 2003 and October 26, 2002, continuing operating activities utilized cash of $2.9 million and $2.7 million, respectively. Investing activities used cash of $69,000 in the current six month period, as compared to providing cash of $6.3 million in the similar period last year. This decrease in cash provided by as compared to the previous period is primarily the result of continued reduction in proceeds from lease contracts as Norstan’s leasing activity winds down. Financing activities provided net cash of $3.9 million in the current six month period, primarily attributable to increased borrowings under our revolving credit facility as compared to utilizing net cash of $9.9 million during the similar period last year.

     CAPITAL EXPENDITURES. We used $2.7 million for capital expenditures during the six months ended November 1, 2003, compared to $2.2 million in the similar period last year. These expenditures were primarily for computer hardware and software systems. For the remainder of fiscal 2004, we expect capital expenditures to be approximately $1.5 to $2.0 million.

     INVESTMENT IN LEASE CONTRACTS. Norstan has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company is winding down its leasing activities. The additional investment made in lease contracts in the first six months of fiscal 2004 and 2003 were minimal totaling $18,000 and $224,000, respectively. Net lease receivables decreased to $8.6 million at November 1, 2003 from $12.3 million at April 30, 2003.

     Norstan has historically utilized its lease receivables and corresponding underlying equipment to borrow funds from financial institutions generally on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $5.7 million at November 1, 2003, as compared to $8.5 million at April 30, 2003. Interest rates on these credit agreements at November 1, 2003 ranged from approximately 6.0% to 8.0%, while payments are due in varying monthly installments through March 2007. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

CAPITAL RESOURCES.

     On December 10, 2003, we entered into a new five year $27.5 million secured credit agreement with Wells Fargo Foothill, Inc. consisting of the following components: A) a $5.0 million revolving line of credit, and B) a $22.5 million term loan payable in 30 monthly installments of $333,333 beginning on February 1, 2004, with the remaining $12.5 million principal due and payable upon maturity at December 9, 2008. Availability under this credit facility is based on a percentage of eligible recurring service and maintenance revenues, as defined. This credit agreement is secured by substantially all of our assets.

     The new $5.0 million revolving credit facility currently bears interest at the bank’s reference rate plus 1.5% or LIBOR plus 4.0% with provisions for future rate reductions based on certain of our financial ratios. The term loan bears interest at the bank’s reference rate plus 3.5%. Annual unused line fees on the revolver are 0.5% and certain monthly and annual fees are due to the lender throughout the duration of the agreement. In addition, we are required to maintain $2.0 million in excess availability and qualified cash, as defined. The agreement requires us to maintain, on a quarterly basis, minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) as well as certain limits on capital expenditures on an annual basis.

     Proceeds from the new term note were used to repay and terminate our previous credit agreement. As a result of this new secured credit agreement, we have classified the applicable portion of our outstanding indebtedness as long-term in the accompanying consolidated balance sheet. As a result of the termination of our previous credit agreement, we will write-off the remaining $162,000 in unamortized debt financing costs during the third quarter of fiscal 2004. In connection with our new secured credit agreement, we will capitalize approximately $575,000 in debt financing cost to be amortized over the term of the new agreement.

     During the periods presented in this quarterly report, Norstan operated under a credit agreement with certain banks, as amended from time to time, consisting of a revolving line of credit and term loan, each secured by substantially all the assets of Norstan. The credit agreement provided for interest at various rates ranging from the banks’ reference rate plus 0.5% to the reference rate plus 2.0%, or the Eurodollar rate advance plus 2.5% to the Eurodollar rate advance plus 4.0%, plus annual commitment fees ranging from 0.375% to 0.25%. The credit agreement, as amended, was scheduled to mature on June 28, 2004.

     We believe that a combination of cash expected to be generated from operations and borrowing capacity available under the new financing arrangements discussed above will be adequate to meet the liquidity and capital resource requirements of our business until at least April 30, 2004.

ACQUISITION

     On March 7, 2003, we announced that we purchased from NetCom Systems, Inc. certain assets including intellectual property, effective March 1, 2003 related to NetCom’s voice over Internet Protocol (IP) telephony applications software operations. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing, $1.1 million paid in the first quarter of fiscal 2004 and guaranteed payments of $800,000 payable over the next two years. The purchase agreement provides that we may pay additional purchase consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. At our discretion, up to 50 percent of any contingent consideration may be paid in shares of Norstan’s common stock. We have and will continue to fund the purchase of these assets from borrowings under our revolving credit facility. We have also hired certain key NetCom personnel who were involved in development of IP telephony applications software. In fiscal 2003, we recorded $2.6 million for intangible assets relating to proprietary technology and $400,000 in goodwill relating to the $3.0 million acquisition consideration.

FORWARD-LOOKING STATEMENTS

     From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, Norstan notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of our business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industries; Norstan’s business in Canada; stability of foreign governments; market acceptance of our products and services; our continued ability to provide integrated communication solutions for customers in a dynamic industry; access to adequate long-term financing; and other competitive factors. Because these and other factors could affect our operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

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

     For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. We had variable rate debt of $20.7 million outstanding at November 1, 2003 with a weighted average interest rate of approximately 5.6%. Assuming that our balance of variable rate debt remains constant at $20.7 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in pretax cash flows of $207,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in pretax cash flows of $207,000.

     We have historically financed customer equipment purchases with fixed rate, sales-type leases. The resulting stream of future lease payments was, in turn, used to borrow funds from financial institutions at fixed rates. We are not exposed to interest rate risk in connection with these arrangements because: (i) both the leases and the debt are at fixed interest rates; and (ii) we typically entered into lending arrangements shortly after execution of the related leases.

     FOREIGN CURRENCY RISK. We are exposed to foreign currency rate risk. Substantially all foreign exchange exposure is related to the value of the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar have improved during the six months ended November 1, 2003 as compared to the average rates during fiscal 2003.

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

ITEM 4.

CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, Norstan conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     On February 25, 2002, we were awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, we reached a settlement with the former owner, Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, Norstan recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. We recorded a full reserve against the real property and the promissory note and planned to record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, we agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a net gain of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In addition, in May 2003, one of the real properties was sold and a pre-tax gain of approximately $253,000 was recorded through discontinued operations in the first quarter of fiscal 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of November 1, 2003, we were out of compliance with certain covenants contained in our amended revolving credit agreement. We did not solicit waivers for these covenant violations because we intended to replace, and subsequent to quarter end did replace, our amended revolving credit agreement with a new long-term secured credit agreement with Wells Fargo Foothill, Inc. Proceeds from the new term note were used to repay outstanding obligations under our previous credit agreement. We believe cash expected to be generated from operations and borrowing capacity available under this new financing arrangement will be adequate to meet the liquidity and capital resource requirements of our business until April 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On September 18, 2003, the annual meeting of shareholders of the Company (the “Annual Meeting”) was held.

(b)	At the Annual Meeting, the following directors were elected:

Paul Baszucki	James E. Ousley
John R. Eickhoff	Frank P. Russomanno
James C. Granger	Dr. Jagdish N. Sheth
Connie M. Levi	Mercedes Walton

(c)	The following items were voted upon at the Annual Meeting:

(1)	Election of Directors:

Name	Votes For	Votes Withheld

Paul Baszucki	9,397,099	1,722,211
James C. Granger	9,438,265	1,681,045
John R. Eickhoff	9,438,389	1,680,921
Connie M. Levi	9,418,816	1,700,494
James E. Ousley	9,436,634	1,682,676
Frank P. Russomanno	9,323,060	1,796,250
Dr. Jagdish N. Sheth	9,425,190	1,694,120
Mercedes Walton	9,311,526	1,807,784

(2)	The shareholders approved an amendment to the Norstan, Inc. 1995 Long-Term Incentive Plan increasing the number of shares of common stock issuable thereunder from 3,400,000 to 3,900,000 shares. A total of 3,605,095 shares were voted for the amendment to this plan, 2,458,075 shares were voted against, and 52,584 abstained.

(3)	The shareholders approved an amendment to the Norstan, Inc. Restated Non-Employee Directors’ Stock Plan increasing the number of shares of common stock issuable thereunder from 500,000 to 650,000 shares. A total of 3,577,700 shares were voted for the amendment to this plan, 2,492,424 shares were voted against, and 45,630 abstained.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10	Loan and Security Agreement, dated December 10, 2003, by and among Norstan Communications, Inc. and Vibes Technologies, Inc. as Borrowers, Norstan, Inc., Norstan Financial Services, Inc., Norstan Canada Inc. and Norstan International, Inc. as U.S. Credit Parties and Norstan Canada, Ltd. As a Canadian Credit Party and the lenders that are signatories hereto as the lenders, and Wells Fargo Foothill, Inc. as Arranger and Administrative agent.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

Form 8-K filed on September 16, 2003 (Regulation FD Disclosure)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC.

Registrant

Date: December 15, 2003	By	/s/ James C. Granger

James C. Granger
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 15, 2003	By	/s/ Scott G. Christian

Scott G. Christian
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)