Form 10-Q
period 2004-01-31
NORSTAN INC
filed 2004-03-16
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JANUARY 31, 2004

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

On March 8, 2004, there were 13,289,497 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

i

PART I. FINANCIAL INFORMATION

ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2004	2003	2004	2003
REVENUES
Communications Solutions and Services	$47,555	$51,242	$144,776	$143,801
Resale Services	6,978	6,804	22,142	21,632
Financial Services	512	712	1,457	2,485

Total Revenues	55,045	58,758	168,375	167,918

COST OF SALES
Communications Solutions and Services	34,654	37,329	105,783	102,320
Resale Services	4,529	4,439	14,359	13,955
Financial Services	(150)	(19)	(365)	130

Total Cost of Sales	39,033	41,749	119,777	116,405

GROSS MARGIN
Communications Solutions and Services	12,901	13,913	38,993	41,481
Resale Services	2,449	2,365	7,783	7,677
Financial Services	662	731	1,822	2,355

Total Gross Margin	16,012	17,009	48,598	51,513

Selling, General & Administrative Expenses	14,832	16,397	51,148	48,952
Restructuring and Other Charges	—	—	4,180	—

OPERATING INCOME (LOSS)	1,180	612	(6,730)	2,561
Interest Expense	(727)	(510)	(1,728)	(1,689)
Other Income (Expense), Net	59	32	83	25

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	512	134	(8,375)	897
Income Tax Provision (Benefit)	200	51	(3,266)	341

INCOME (LOSS) FROM CONTINUING OPERATIONS	312	83	(5,109)	556

DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax provision of $13 in 2002	—	—	—	20
Gain on disposal of discontinued operations, net of tax provision of $133 and $228 in 2004 and tax provision of $204 and $623 in 2003	208	333	357	2,617

NET INCOME (LOSS)	$520	$416	$(4,752)	$3,193

NET INCOME (LOSS) PER SHARE — BASIC
CONTINUING OPERATIONS	$0.02	$0.01	$(0.39)	$0.05
DISCONTINUED OPERATIONS	0.02	0.02	0.03	0.21

NET INCOME (LOSS) PER SHARE — BASIC	$0.04	$0.03	$(0.36)	$0.26

NET INCOME (LOSS) PER SHARE — DILUTED
CONTINUING OPERATIONS	$0.02	$0.01	$(0.39)	$0.04
DISCONTINUED OPERATIONS	0.02	0.02	0.03	0.20

NET INCOME (LOSS) PER SHARE — DILUTED	$0.04	$0.03	$(0.36)	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,105	12,524	13,004	12,443

DILUTED	13,518	13,131	13,004	13,079

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share amounts)

	January 31,	April 30,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$1,160	$1,185
Accounts receivable, net of allowances for doubtful accounts of $892 and $965	35,776	33,523
Lease receivables	5,183	6,846
Inventories	8,543	7,248
Costs and estimated earnings in excess of billings of $11,599 and $10,344	5,633	5,746
Prepaid expenses, deposits and other	5,664	5,216

TOTAL CURRENT ASSETS	61,959	59,764

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	92,660	89,988
Less-accumulated depreciation and amortization	(77,833)	(72,304)

NET PROPERTY AND EQUIPMENT	14,827	17,684

OTHER ASSETS
Lease receivables, net of current portion	1,514	5,503
Deferred income taxes	15,831	12,564
Net non-current assets of discontinued operations	580	693
Goodwill	4,527	4,379
Intangible and other assets	2,697	2,735

TOTAL OTHER ASSETS	25,149	25,874

TOTAL ASSETS	$101,935	$103,322

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share amounts)

	January 31,	April 30,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$4,382	$1,641
Current maturities of discounted lease rentals	3,329	4,897
Accounts payable	13,549	14,465
Deferred revenue	21,963	21,521
Accrued -
Salaries and wages	3,325	5,171
Other liabilities	7,235	5,860
Net current liabilities of discontinued operations	24	150
Billings in excess of costs and estimated earnings of $21,099 and $13,832	8,045	6,827

TOTAL CURRENT LIABILITIES	61,852	60,532

LONG-TERM DEBT, net of current maturities	18,900	15,600
DISCOUNTED LEASE RENTALS, net of current maturities	1,243	3,600
SHAREHOLDERS’ EQUITY
Common stock - $.10 par value; 40,000,000 authorized shares; 13,204,438 and 12,784,122 shares issued and outstanding	1,320	1,278
Capital in excess of par value	57,815	56,891
Accumulated deficit	(37,271)	(32,520)
Unamortized cost of stock	(90)	(134)
Accumulated other comprehensive loss	(1,834)	(1,925)

TOTAL SHAREHOLDERS’ EQUITY	19,940	23,590

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,935	$103,322

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

(In thousands)

	Nine Months Ended
	January 31,	January 25,
	2004	2003
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(5,109)	$556
Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
Restructuring and other charges	4,180	—
Depreciation and amortization	6,445	7,098
Deferred income taxes	(3,278)	339
Changes in operating items:
Accounts receivable	(2,000)	(5,541)
Inventories	(1,195)	(2,387)
Costs and estimated earnings in excess of billings	147	(1,845)
Prepaid expenses, deposits and other	(424)	1,247
Accounts payable	(1,041)	(796)
Deferred revenue	242	614
Income taxes payable/receivable	—	8,234
Accrued liabilities	(4,841)	(10,083)
Billings in excess of costs and estimated earnings	1,149	1,028

Net cash used for operating activities	(5,725)	(1,536)

INVESTING ACTIVITIES
Additions to property and equipment	(2,904)	(2,975)
Cash paid for acquisition	(1,100)	—
Investment in lease contracts	(25)	(228)
Proceeds from lease contracts	5,791	10,621
Other, net	(605)	112

Net cash provided by investing activities	1,157	7,530

FINANCING ACTIVITIES
Borrowings on long-term debt	68,555	124,988
Repayments of long-term debt	(60,759)	(133,603)
Borrowings on discounted lease rentals	—	3,620
Repayments of discounted lease rentals	(4,028)	(6,560)
Proceeds from sale of common stock	919	757

Net cash provided by (used for) financing activities	4,687	(10,798)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(488)	16

NET CASH FLOW FROM CONTINUING OPERATIONS	(369)	(4,788)
NET CASH FLOW FROM DISCONTINUED OPERATIONS	344	6,064
CASH, BEGINNING OF PERIOD	1,185	1,936

CASH, END OF PERIOD	$1,160	$3,212

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

Goodwill:

     The components of goodwill and other intangible assets were as follows (in thousands):

			Intangible
	Goodwill		Assets
	January 31,	April 30,	January 31,	April 30,
	2004	2003	2004	2003
Gross carrying amount	$11,083	$10,830	$2,640	$2,633
Accumulated amortization	(6,556)	(6,451)	(489)	(88)

Net carrying amount	$4,527	$4,379	$2,151	$2,545

     Amortization related to intangible assets is included in selling, general and administrative expenses within the accompanying consolidated statements of operations.

     The change in the gross carrying amounts of goodwill and other intangible assets for the nine months ended January 31, 2004 were as follows (in thousands):

		Intangible
	Goodwill	Assets
Balance at April 30, 2003	$10,830	$2,633
Additions related to acquisition	26	7
Currency translation adjustment	227	—

Balance at January 31, 2004	$11,083	$2,640

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

     The following table presents a summary of the warranty provision (in thousands):

Balance at April 30, 2003 and April 30, 2002	$1,468	$1,526
Provision for reserves recorded	2,270	1,667
Reductions for costs incurred	(2,180)	(1,738)
Currency translation adjustment	23	5

Balance at January 31, 2004 and January 25, 2003	$1,581	$1,460

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

     A reconciliation of EPS calculations under SFAS No. 128 was as follows (in thousands, except per share amounts):

	Three Months Ended
	January 31,	January 25,
	2004	2003
Income (loss) from continuing operations	$312	$83

Weighted average common shares outstanding - Basic	13,105	12,524
Dilutive effect of stock options/warrants	413	607

Weighted average common shares outstanding - Dilutive	13,518	13,131

Income (loss) per share from continuing operations:
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

	Nine Months Ended
	January 31,	January 25,
	2004	2003
Income (loss) from continuing operations	$(5,109)	$556

Weighted average common shares outstanding - Basic	13,004	12,443
Dilutive effect of stock options/warrants	—	636

Weighted average common shares outstanding - Dilutive	13,004	13,079

Income (loss) per share from continuing operations:
Basic	$(0.39)	$0.05

Diluted	$(0.39)	$0.04

     For the quarters ended January 31, 2004 and January 25, 2003, common stock equivalents of 2.1 million and 1.9 million, respectively, have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive. For the comparable nine month periods then ended, 2.5 million and 1.8 million shares have been excluded as the effect of their inclusion would be anti-dilutive.

Comprehensive Income:

     We report comprehensive income and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. For Norstan, comprehensive income consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was approximately $543,000 for the quarter ended January 31, 2004 and approximately $571,000 for the similar period ended January 25, 2003. For the nine month period ended January 31, 2004, our comprehensive loss was $4.7 million as compared to comprehensive income of $3.4 million for the nine months ended January 25, 2003.

New Accounting Pronouncements:

     In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) will have no impact on our consolidated balance sheet or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will have no impact on our consolidated balance sheet or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FASB Staff Position (“FSP”) FIN 46-6, “Effective Date of FIN 46, Consolidation of Variable Interest Entities.” FSP FIN 46-6 extended the required effective date of FIN 46 for variable interest entities created or acquired prior to February 1, 2003. The adoption of FIN 46 will have no impact on our consolidated balance sheet or results of operations.

Supplemental Cash Flow Information:

     Supplemental disclosure of cash flow information was as follows (in thousands):

	Nine Months Ended
	January 31,	January 25,
	2004	2003
Cash paid for:
Interest	$1,165	$1,646
Income taxes	$422	$149

Vendor Agreements:

     We have been a distributor of Siemens communication equipment since 1976 and are one of Siemens’ largest independent distributors in North America. The term of the distributor agreement with Siemens, signed in January 1999, was five years and has recently been extended for one year and currently runs through January 2005. Norstan and Siemens are also parties to an agreement pursuant to which we are authorized to refurbish and market previously owned Siemens equipment through an alliance with Siemens. This agreement was also extended for a one-year period and currently runs through July 2004. Our relationship with Siemens is integral to our business and any disruption of this relationship could have a material adverse impact on our financial condition and results of operations.

     In addition, we maintain relationships with a wide range of leading technology companies including Ascom Wireless Solutions, Aspect Communications, Captaris, Cisco Systems, Ericsson, Intervoice, Latitude, MobileAccess Networks, Nortel Networks, SpectraLink, SpeechWorks, and Witness Systems.

NOTE 2 - ACQUISITION:

     On March 7, 2003, we announced that we purchased from NetCom Systems, Inc. certain assets including intellectual property, effective March 1, 2003 related to NetCom’s voice over Internet Protocol (IP) telephony applications software operations. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing, $1.1 million paid in the first quarter of fiscal 2004 and guaranteed payments of $800,000 payable over the next two years. The purchase agreement provides that we may pay additional purchase consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. At our discretion, up to 50 percent of any contingent consideration may be paid in shares of Norstan’s common stock. We have and will continue to fund the purchase of these assets from borrowings under our credit facility. We have also hired certain key NetCom personnel who were involved in development of IP telephony applications software. In fiscal 2003, we recorded $2.6 million for intangible assets relating to proprietary technology and $400,000 in goodwill relating to the $3.0 million acquisition consideration. This group is doing business as Norstan Convergence Development Group and its results of operations are included in our Communications Solutions and Services segment.

NOTE 3 - DISCONTINUED OPERATIONS:

Network Services:

     On February 4, 2002, we announced a definitive agreement to sell our Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash and other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the receipt of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, has been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services’ results of operations have been reported as discontinued operations for all periods presented.

Consulting:

     During fiscal 2001, we divested our IT consulting business to focus on our core competencies of providing communications technology services and solutions to direct enterprise customers and channel partners. The absence of realized synergies between our communications and IT consulting businesses and recurring losses within the consulting business contributed to our decision to divest of this non-strategic business segment.

     Divestiture of Norstan’s IT consulting business began on February 7, 2001 with the sale of our 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the purchaser to remit $3.0 million in cash at closing and deliver promissory notes drawn in favor of Norstan with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. To date, $1.0 million has been collected on one of the notes and the remaining $12.0 million has been fully reserved.

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

Financial Information Related to Discontinued Operations:

     Net assets of discontinued operations included the following (in thousands):

	As of
	January 31,	April 30,
	2004	2003
Assets:
Cash	$24	$56
Notes receivable	944	1,064
Liabilities:
Accrued liabilities:
Future lease obligations	(181)	(269)
Other liabilities	(231)	(308)

Net assets of discontinued operations	556	543
Less: Current portion liabilities	24	150

Net non-current assets of discontinued operations	$580	$693

     Summary operating results of the discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2004	2003	2004	2003
Revenues	$—	$—	$—	$3,521
Cost of sales	—	—	—	2,494

Gross margin	—	—	—	1,027
Sales, general and administrative expenses	—	—	—	993

Operating income	—	—	—	34
Other income (expense), net	—	—	—	(1)

Income before taxes	—	—	—	33
Provision for income tax	—	—	—	13

Net income from discontinued operations	$—	$—	$—	$20

     In addition to the operating results above, we recorded a gain on the disposal of discontinued operations of $357,000, net of tax, during the first nine months of fiscal 2004 ($208,000 net gain in the third quarter of fiscal 2004). This gain on disposal resulted primarily from the sale of certain properties received by Norstan as part of the Vadini settlement related to the arbitration award of February 25, 2002 (see Part II, Item 1, Legal Proceedings).

     We also recorded a net gain on the disposal of discontinued operations of $2.6 million in the first nine months of fiscal 2003. The gain on disposal included the following: (i) a gain on the sale of Norstan’s Network Services business of $2.3 million, net of tax, (ii) a $591,000 gain, net of tax, related to payments on the promissory note received by the Company as part of the Vadini settlement ($333,000 net gain in the third quarter of fiscal 2003 ended January 25, 2003), and (iii) a $269,000 loss, net of tax, related to additional costs incurred in the disposition of Connaissance Consulting.

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

     For the three and nine months ended January 31, 2004, we recorded a tax provision/benefit of 39.0% on the net income/loss incurred from continuing operations, respectively. In addition, we recorded a tax provision of 39.0% on both the current quarter and year-to-date gain on disposal of discontinued operations.

NOTE 5 - STOCK-BASED COMPENSATION:

     We apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, our net income (loss) (in thousands) and net income (loss) per common share would have resulted in the following pro forma amounts:

.
	For the three months ended		For the nine months ended
	January 31,	January 25,	January 31,	January 25,
	2004	2003	2004	2003
Net income (loss):
As reported	$520	$416	$(4,751)	$3,193
Additional compensation expense, net of tax	(307)	(485)	(1,148)	(1,985)

Pro forma	$213	$(69)	$(5,899)	$1,208

Net income (loss) per share:
As reported
Basic	$0.04	$0.03	$(0.36)	$0.26
Diluted	$0.04	$0.03	$(0.36)	$0.24
Pro forma
Basic	$0.02	$(0.01)	$(0.45)	$0.10
Diluted	$0.02	$(0.01)	$(0.45)	$0.09

NOTE 6 – DEBT OBLIGATIONS:

     On December 10, 2003, we entered into a new five year $27.5 million secured credit agreement with Wells Fargo Foothill, Inc. consisting of the following components: A) a $5.0 million revolving line of credit, and B) a $22.5 million term loan payable in 30 monthly installments of $333,333 beginning on February 1, 2004, with the remaining $12.5 million principal due and payable upon maturity at December 9, 2008. Availability under the revolving line of credit is generally based on a percentage of eligible recurring service and maintenance revenues, as defined. This credit agreement is secured by substantially all of our assets.

     The $5.0 million revolving credit facility currently bears interest at the bank’s reference rate plus 1.5% or LIBOR plus 4.0% with provisions for future rate reductions based on certain of our financial ratios. The term loan bears interest at the bank’s reference rate plus 3.5%. Annual unused line fees on the revolver are 0.5% and other monthly and annual fees are due to the lender throughout the duration of the agreement. In addition, we are required to meet certain financial and other covenants, including maintaining $2.0 million in excess availability and qualified cash, as defined. The agreement requires us to maintain, on a quarterly basis, minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and limits our capital expenditures on an annual basis. As of January 31, 2004, borrowings under this agreement were $22.5 million with an average interest rate of 7.5%. We were in compliance with all applicable financial covenants at the end of our third quarter of fiscal 2004.

     Proceeds from the new term note were used to repay and terminate our previous credit agreement. As a result of the termination of our previous credit agreement, we wrote-off the remaining $162,000 in unamortized debt financing costs during the third quarter of fiscal 2004. In connection with our new secured credit agreement, we capitalized approximately $575,000 in debt financing costs which are being amortized over the term of the new agreement.

     During the periods presented in this quarterly report, prior to December 13, 2003, Norstan operated under a previous credit agreement with certain banks, as amended from time to time, consisting of a revolving line of credit and term loan, each secured by substantially all the assets of Norstan. The previous credit agreement provided for interest at various rates ranging from the banks’ reference rate plus 0.5% to the reference rate plus 2.0%, or the Eurodollar rate advance plus 2.5% to the Eurodollar rate advance plus 4.0%, plus annual commitment fees ranging from 0.375% to 0.25%.

     As of January 31, 2004, we were in compliance with the covenants contained in our new secured credit agreement. However, with the fourth quarter restructuring charge (discussed below), we project being below the minimum level of EBITDA required under our credit agreement. We are continuing to finalize the details and total costs associated with the reorganization plan announced in February 2004. As such, the total amount of this charge is not yet determined. We have had proactive discussions with our lender, Wells Fargo Foothill, Inc., regarding this projected EBITDA shortfall, and they have agreed to work with us relative to specific covenants governing our credit facility.

     We believe that a combination of cash expected to be generated from operations and borrowing capacity available under our current financing arrangements will be adequate to meet the liquidity and capital resource requirements of our business until at least April 30, 2004. In addition, as our operating income (excluding the restructuring charge) has improved on a quarterly basis over the course of our current fiscal year, and as the benefits of the restructuring charges discussed below are realized, we believe that funds generated from operations and borrowing capabilities under our current credit agreement should be sufficient to fund anticipated operating activities, capital expenditures and debt repayments for the foreseeable future. There is no assurance that additional financing, if needed, will be available in the future on acceptable terms.

NOTE 7 - BUSINESS SEGMENTS:

     Norstan delivers its products and services through three business segments, Communications Solutions and Services, Resale Services and Financial Services. Interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” were as follows (in thousands):

	For the Quarter Ended
	January 31,		January 25,
	2004		2003
		Operating		Operating
	Revenues	Income/(Loss)	Revenues	Income/(Loss)
Communications Solutions and Services	$47,555	$90	$51,242	$(352)
Resale Services	6,978	742	6,804	685
Financial Services	512	348	712	279

Totals	$55,045	$1,180	$58,758	$612

	For the Nine Months Ended
	January 31,		January 25,
	2004		2003
		Operating		Operating
	Revenues	Income/(Loss)*	Revenues	Income/(Loss)
Communications Solutions and Services	$144,776	$(9,625)	$143,801	$(563)
Resale Services	22,142	1,844	21,632	2,245
Financial Services	1,457	1,052	2,485	879

Totals	$168,375	$(6,729)	$167,918	$2,561

* Segment totals include allocation of the second quarter fiscal 2004 restructuring and other charges of $4.2 million; $4.1 million to Communications Solutions and Services, $59,000 to Resale Services, and $35,000 to Financial Services.

NOTE 8 - RESTRUCTURING AND OTHER CHARGES:

     During the second quarter of fiscal 2004, we recorded restructuring and other charges of $4.2 million, consisting of a restructuring charge of $3.7 million and a write-off of certain fixed assets of approximately $500,000. These charges were primarily within our Communications Solutions and Services segment and relate to actions completed by the end of our second fiscal quarter. The restructuring charge of $3.7 million related to a workforce reduction as we continued to right-size our organization and bring our expense structure in-line with anticipated revenues and changing market demand for our solutions and services. This charge consisted of $3.3 million in severance costs and other related employment benefits, together with $400,000 in lease termination and other facility costs. In addition, we recorded a charge of approximately $500,000 for the write-off of certain assets. These assets consisted primarily of non-recoverable capitalized system applications costs and other hardware costs.

     As of January 31, 2004, there remained a reserve of approximately $1.4 million, included in other accrued liabilities in the accompanying consolidated balance sheet, for future costs to be paid related to these charges including $1.2 million in severance costs and other employment benefits and $230,000 in lease termination and other costs. We anticipate the majority of the remaining costs will be paid by the end of our first quarter in fiscal 2005 with the exception of certain facility costs which will extend through the end of fiscal 2005.

     We will incur an additional charge in the fourth quarter of fiscal 2004 to record the costs associated with the recently announced reorganization of our Communications Solutions and Services business segment. We are continuing to finalize the details and total costs associated with the reorganization plan announced in February 2004, our fiscal fourth quarter. As such, the total amount of this charge is not yet determined.

     Under this segment’s new structure, our Solutions and Services business will concentrate customer acquisition and retention efforts in two geographically focused business units. Each unit will be managed by a senior vice president with operational, project management and services delivery responsibilities that are aligned within defined geographic markets. In addition, we have realigned several sales support and services functions to form our Corporate Customer Services organization. This organization focuses on providing support to our Solutions and Services team and meeting customer needs around products, services programs, engineering and professional services, remote support, procurement and logistics.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Norstan, Inc. (“Norstan”, “the Company”, “we”, “us”, or “our”) is a full-service communications solutions and services company delivering voice and data technologies and services, and remanufactured equipment to enterprise customers, channel partners and the public sector. We offer a full range of communications solutions for customer contact centers, IP telephony/PBX, messaging, infrastructure, conferencing and enterprise mobility. We operate principally through our subsidiaries: Norstan Communications, Inc., Norstan Canada, Ltd., Norstan Financial Services, Inc., and Vibes Technologies, Inc. We are headquartered in Minnetonka, Minnesota with sales and services locations throughout the U.S. and Canada. Our common stock is listed on the Nasdaq Stock Market under the symbol NRRD.

     Norstan drives its business through the sale and installation of a broad array of technology platforms, software solutions and on-going system maintenance needs. We draw our key customers from a variety of industry sectors including banking/finance, healthcare, manufacturing, retail, government, education, utilities, finance/insurance and non-profit sectors. We maintain a direct sales effort focused on Fortune 2000 and middle market companies and the public sector.

     To address the complex communications requirements of our customers, Norstan provides a broad range of products and services through three interrelated business segments: Communications Solutions and Services, Resale Services and Financial Services which accounted for 86.0%, 13.1% and 0.9% of our revenues for the nine months ended January 31, 2004, respectively.

     COMMUNICATIONS SOLUTIONS AND SERVICES. In February 2004, Norstan announced a reorganization within our Communications Solutions and Services business segment. Solutions and Services will now concentrate customer acquisition and retention efforts in two geographically focused business units. To better deliver its full portfolio of customer contact centers, voice and converged communications, messaging and conferencing, each business unit will be managed by a senior vice president with operational, project management and services delivery responsibilities that are aligned with specific solutions for customers within defined geographic markets.

     Additionally, we have realigned several of our sales support and services functions to form our Corporate Customer Services organization. This organization focuses on providing support to the Solutions and Services team and meeting customer needs around products, service programs, engineering and professional services, remote support, procurement and logistics.

     Norstan’s Channels Development business unit, specializing in technology implementation and support services for network providers, manufacturers, integrators and resellers, has been integrated into the Solutions and Services business segment, expanding the sales and services support offered to current and future channel partners. Finally, Norstan’s Convergence Development Group (CDG) will continue offering applications in voice over Internet Protocol through distribution channels with selected manufacturers and business partners.

     RESALE SERVICES. Norstan’s Resale Services business unit is comprised of two entities: Siemens Resale Services Group and Vibes Technologies, Inc. Siemens Resale Services Group, a 13-year alliance between Siemens Enterprise Networks LLC and Norstan, offers value-minded customers the highest quality refurbished telephony and video conferencing systems, components, desktop products, accessories and services.

     Vibes Technologies, Inc., a wholly owned subsidiary of Norstan Communications, Inc., is a leader in telecom and data equipment remanufacture and repair, specializing in top-line key systems, phones, data and other components. They provide customers legendary customer service and expertise in systems and components manufactured by Aspect Communications, Avaya, Cisco Systems, Executone, Nortel Networks and SpectraLink.

     FINANCIAL SERVICES. Financial Services supports our sales process by providing customized financing alternatives under a private-label leasing program through a partnership with Fidelity Leasing and Norstan Financial Services.

NORSTAN’S BUSINESS STRATEGY

     In fiscal 2003 and the first half of fiscal 2004, Norstan’s strategy was one of gaining market share through geographic expansion into tier one markets. We broadened our presence into tier one cities such as New York, Los Angeles, Dallas, Chicago and San Francisco. Our recent financial performance and financing constraints have resulted in our need to re-evaluate our investments in other cities, such as Atlanta, Detroit and Philadelphia. Our strategic focus has now changed from one of broader geographic coverage, to a focus on creating deeper coverage in specific markets. We will be selective in our pursuit of new customers, markets, products and services. This change in strategic focus may result in lower revenues but deliver higher profitability in fiscal 2005 than in fiscal 2004.

     Our relationships with Nortel Networks and Cisco Systems expanded our geographic reach and are providing new sales opportunities. With the addition of these new technology partners who offer complex communications solutions, we have been experiencing pricing pressure and a change in our product mix which in part has contributed to increased job cost overruns that negatively affected our margins. We believe that the restructuring undertaken in our Solutions and Services business segment and increased emphasis on project management capabilities will help minimize the negative affect of these overruns on future financial performance.

     While the recent economic outlook has been positive, overall levels of business capital spending in certain market segments continues to lag, especially in the information technology and telecommunications services industries, and continues to negatively affect our results of operations. However, we believe that as the economy further strengthens and capital spending improves, customers will invest in communications systems and infrastructure.

     We are focusing on several initiatives to better position our business to capitalize when market conditions improve:

•	Improving company profitability - There are opportunities in many areas of our business such as, improving gross margins from an installation and services delivery perspective, decreasing the cost of customer acquisition, and reducing general and administrative overhead to improve Norstan’s profitability.

•	Retaining our existing customers - Norstan has built a substantial customer base represented by Fortune 2000 and other mid-size companies. We will increase our resources committed to these relationships, offering our customers additional solutions and services that further improve their communications systems and their ability to run their businesses more efficiently.

•	Expanding Customer Contact Center Market - The Customer Contact Center continues to be a significant and important market for Norstan. We will expand our sales coverage in this practice with the goal of gaining market share.

•	Continue development of Resale Services - This business segment continues to deliver positive results. We will continue to develop our Siemens Resale Services and Vibes Technologies businesses by adding additional voice and data products and accessories that will augment their existing offerings.

•	Selective new business development - We will be selective in developing new business in the areas of voice and convergence and applications development. Competition within our markets is high and the technology is complex. We will concentrate on geographic areas where opportunities, skills and resources exist, and drive only those sales and services that meet our margin requirements, as well as other ROI thresholds.

     We believe our primary constituents will benefit from this strategy, including shareholders, customers, employees, and partners.

CRITICAL ACCOUNTING POLICIES

     On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, valuation of deferred tax assets and valuation of accounts receivable. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. The following is a brief discussion of the more significant accounting policies and methods used by Norstan which require the most subjective and complex judgments. We consider these to be critical and changes in applications of these policies could result in materially different amounts being reported under different conditions or using different assumptions.

     REVENUE RECOGNITION. Norstan’s principal sources of revenues are derived from the sale, installation and service of its full range of voice and data technologies and services. Within our Communications Solutions and Services segment, revenues from the sale and installation of products and systems are generally recognized under the percentage-of-completion method of accounting for long-term contracts and revenues from maintenance service contracts, moves, adds, and changes, and professional services, are recognized as the services are provided and revenues from the sale of IP application software are generally recognized upon delivery. Service contracts are generally pre-billed either on a quarterly or annual basis and are reflected on the balance sheet as deferred revenue and recognized as revenue over the service period on a straight-line basis. Resale Services’ revenues generated from the secondary equipment market are recognized upon performance of contractual obligations, which is generally upon shipment. Financial Services’ revenues are recognized over the life of the related lease receivables using the effective interest method.

     If we do not accurately estimate the resources required and the scope of work to be performed, or we do not manage our projects properly within the planned periods of time or satisfy our obligations under our customer contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our financial condition and results of operations and would be reflected in the period in which they were identified.

     VALUATION OF DEFERRED TAX ASSETS. Norstan recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish valuation allowances based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. In the event that actual results differ from our estimates or that these estimates are adjusted in future periods or if uncertainties arise related to our ability to utilize some or all of the deferred tax assets, we may need to establish additional valuation allowances which could materially impact our financial condition and results of operations.

     VALUATION OF ACCOUNTS RECEIVABLE. Norstan performs credit checks on new install contract customers with orders greater than $100,000. Credit limits are assessed according to current creditworthiness including, but not limited to, the customer’s current financial condition, working capital and payment histories. Collection activity for service contract customers is performed on an ongoing basis with payments due in advance of service commencement. In addition, we have a “service hold” policy if a customer is in default of its payment obligation and has provided no immediate commitment to pay. Bad debt reserves are established and continuously evaluated based on customer collections and payments, historical experience and any specific customer collection issues that may have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to have similar experience. In addition, a material change in the liquidity or financial position of any of our major customers or any adverse change in general economic conditions could have a material impact on the collectibility of accounts receivable and future operating results.

SUMMARY

     During the quarter ended January 31, 2004, the Company reported net income of $520,000 or $0.04 per diluted share, as compared to net income of $416,000 or $0.03 per diluted share for the comparable quarter ended January 25, 2003. For the nine months ended January 31, 2004, we reported a net loss of $4.8 million or $0.36 per diluted share as compared to net income of $3.2 million or $0.24 per diluted share for the comparable period last year.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A		DOLLAR AMOUNTS AS A
	PERCENTAGE OF REVENUES		PERCENTAGE OF REVENUES
	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2004	2003	2004	2003
REVENUES:
Communications Solutions and Services	86.4%	87.2%	86.0%	85.6%
Resale Services	12.7%	11.6%	13.1%	12.9%
Financial Services	0.9%	1.2%	0.9%	1.5%

Total Revenues	100.0%	100.0%	100.0%	100.0%
COST OF SALES	70.9%	71.0%	71.1%	69.3%

GROSS MARGIN	29.1%	29.0%	28.9%	30.7%
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	27.0%	28.0%	30.4%	29.2%
RESTRUCTURING AND OTHER CHARGES	—	—	2.5%	—

OPERATING INCOME (LOSS)	2.1%	1.0%	(4.0%)	1.5%
Interest Expense and Other, Net	(1.2%)	(0.8%)	(1.0%)	(1.0%)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	0.9%	0.2%	(5.0%)	0.5%
Income Tax Provision (Benefit)	0.4%	0.1%	(2.0%)	0.2%

NET INCOME (LOSS):
Continuing Operations	0.5%	0.1%	(3.0%)	0.3%
Discontinued Operations (net)	0.4%	0.6%	0.2%	1.6%

NET INCOME (LOSS)	0.9%	0.7%	(2.8%)	1.9%

     The following table sets forth, for the periods indicated, the gross margin percentages for Communications Solutions and Services, Resale Services and Financial Services.

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2004	2003	2004	2003
GROSS MARGIN PERCENTAGES:
Communications Solutions and Services	27.1%	27.2%	26.9%	28.9%
Resale Services	35.1%	34.8%	35.1%	35.5%
Financial Services	129.3%	102.7%	125.1%	94.8%

RESULTS OF OPERATIONS

     REVENUES. Revenues decreased 6.3% to $55.0 million in the third quarter of fiscal 2004, as compared to $58.8 million for the third quarter of fiscal 2003. For the comparable nine month periods ended January 31, 2004 and January 25, 2003, revenues were relatively flat at $168.4 million compared to $167.9 million.

     Revenues within our Communications Solutions and Services segment decreased 7.2% to $47.6 million for the third quarter of fiscal 2004, compared to $51.2 million for the similar period last year. For the nine month period ended January 31, 2004 revenues in this segment were up less than 1.0% to $144.8 million compared to $143.8 million a year ago. Within this segment revenues from Solutions’ were down 23.1% and down less than 1.0% for the comparable three and nine month periods ended January 31, 2004 as compared to the same periods ended January 25, 2003. Third quarter revenues from our traditional product offerings were down $8.9 million from the similar quarter last year. These decreases were only somewhat offset by an increase of $1.8 million in revenues from some of our newer product offerings along with an increase of $1.7 million in call center solutions. Year-to-date, an increase of $16.4 million in revenues from new product offerings and call center solutions was offset by decreases in our traditional product offerings revenues of $16.7 million.

     Services’ revenues increased 6.0% and 1.5% for the comparable three and nine month periods ended January 31, 2004 and January 25, 2003. During the third quarter of fiscal 2004, we realized improved revenues related to our professional services, service contracts and moves, adds and changes (MAC). Year-to-date, a $1.8 million increase in professional service revenues more than offset decreased revenues from conferencing and channels services while service contracts and MAC were relatively flat.

     In fiscal 2003 and the first half of fiscal 2004, Norstan’s strategy was one of gaining market share through geographic expansion into tier one markets. We broadened our presence into tier one cities such as New York, Los Angeles, Dallas, Chicago and San Francisco. Our recent financial performance and financing constraints have resulted in our need to re-evaluate our investments in other cities, such as Atlanta, Detroit and Philadelphia. Our strategic focus has now changed from one of broader geographic coverage, to a focus on creating deeper coverage in specific markets. We will be selective in our pursuit of new customers, markets, products and services. This change in strategic focus may result in lower revenues but deliver higher profitability in fiscal 2005 than in fiscal 2004.

     Our relationships with Nortel Networks and Cisco Systems expanded our geographic reach and are providing new sales opportunities. With the addition of these new technology partners who offer complex communications solutions, we have been experiencing pricing pressure and a change in our product mix which in part has contributed to increased job cost overruns that negatively affected our margins. We believe that the restructuring undertaken in our Solutions and Services business segment and increased emphasis on project management capabilities will help reduce the negative affect of these overruns on future financial performance.

     While the recent economic outlook has been positive, overall levels of business capital spending in certain market segments continues to lag, especially in the information technology and telecommunications services industries, and continues to negatively affect our results of operations. However, we believe that as the economy further strengthens and capital spending improves, customers will invest in communications systems and infrastructure.

     We are focusing on several initiatives to better position our business to capitalize when market conditions improve:

•	Improving company profitability – There are opportunities in many areas of our business such as, improving gross margins from an installation and services delivery perspective, decreasing the cost of customer acquisition, and reducing general and administrative overhead to improve Norstan’s profitability.

•	Retaining our existing customers – Norstan has built a substantial customer base represented by Fortune 2000 and other mid-size companies. We will increase our resources committed to these relationships, offering our customers additional solutions and services that further improve their communications systems and their ability to run their businesses more efficiently.

•	Expanding Customer Contact Center Market – The Customer Contact Center continues to be a significant and important market for Norstan. We will expand our sales coverage in this practice with the goal of gaining market share.

•	Continue development of Resale Services – This business segment continues to deliver positive results. We will continue to develop our Siemens Resale Services and Vibes Technologies businesses by adding additional voice and data products and accessories that will augment their existing offerings.

•	Selective new business development – We will be selective in developing new business in the areas of voice and convergence and applications development. Competition within our markets is high and the technology is complex. We will concentrate on geographic areas where opportunities, skills and resources exist, and drive only those sales and services that meet our margin requirements, as well as other ROI thresholds.

     We continue to review our portfolio of products and service offerings to ensure that we are delivering quality communication solutions and services to our customers in an effective and profitable manner. Furthermore, there are certain challenges and uncertainties which we monitor on an on-going basis to ensure we can be proactive in taking action to mitigate associated risks. These include, pricing pressure on our product/service offerings, growth in our channels support services, marketplace acceptance of our Convergence Development Group’s IP telephony applications software, effectively defining scope of work on projects and quality project management skills, as well as proper alignment of our internal resources with market conditions.

     For the quarter ended January 31, 2004, Resale Services’ revenues increased 2.6% to $7.0 million as compared to $6.8 million in the third quarter of fiscal 2003. For the nine month period ended January 31, 2004, revenues increased 2.4% to $22.1 million from $21.6 million in the comparable nine month period a year ago. Revenues from Vibes Technologies, our integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment, were up 5.4% and 6.1% quarter-over-quarter and year-over-year, respectively. Our Siemens Resale Services group experienced slight decreases in quarter-over-quarter and year-over-year revenues. Revenues in the Resale Services segment were affected by the overall economy as well as the maturity of certain equipment supported by the Siemens Resale Services group. Opportunities for growth within this segment include the addition of new product offerings in the portfolio of refurbished and re-certified voice and data products as well as pursuing business in the federal space with a General Services Administration contract.

     Financial Services’ revenues declined 28.1% to $512,000 for the third quarter of fiscal 2004 as compared to $712,000 for the similar period last year. Financial Services’ revenues decreased 41.4% to $1.5 million for the nine months ended January 31, 2004 as compared to $2.5 million for the same period ended January 25, 2003. These decreases were attributed to our previous decision to discontinue offering financing directly to our customers. Norstan Financial Services has associated with Citicapital Technology Finance, Inc. to provide financial alternatives to our customers under a private label leasing program. Revenues from Financial Services will continue to decline over the next few fiscal years as its operations wind down.

     GROSS MARGIN. Gross margin was $16.0 million for the third quarter of fiscal 2004, down 5.9% as compared to $17.0 million for the similar period last year. As a percent of total revenues, gross margin was 29.1% for the third quarter of fiscal 2004 as compared to 29.0% for the third quarter of fiscal 2003.

     During the nine months ended January 31, 2004, gross margin decreased 5.7% to $48.6 million as compared to $51.5 million for the nine months ended January 25, 2003. As a percent of total revenues, gross margins were down 1.8 percentage points to 28.9% for the nine month period ended January 31, 2004 as compared to 30.7% for the nine month period ended January 25, 2003.

     Gross margin percentages for any specific period of time are affected by numerous factors, including without limitation, competitive market pricing, product and/or service mix, labor utilization, project cost overruns, product rebates and operations spending.

     Gross margin as a percent of revenues for our Communications Solutions and Services segment was 27.1% and 26.9% for the three and nine month periods ended January 31, 2004, as compared to 27.2% and 28.9% for the similar periods last year.

     Solutions margins were 17.0% and 19.4% for the three and nine month periods ended January 31, 2004, which were down as compared to 22.0% and 23.7% reported for the similar periods ended last year. These year-over-year decreases were generally the result of changing product mix, continued pricing pressure at the point of sale and cost overruns on certain projects. We anticipate Solutions’ margins on new business will continue to be subject to pricing pressure during the remainder of fiscal 2004. Services’ margins were 33.2% and 31.9% for the current three and nine month periods as compared to 31.4% and 32.3% for the similar periods last year. Service margins in the current quarter were favorably impacted by the restructuring actions taken late in the second quarter of fiscal 2004. In addition, higher labor productivity also favorably impacted service margins for the third quarter of fiscal 2004. Services’ margins may continue to be subject to pricing pressure due to our changing mix of service and product offerings.

     Resale’s gross margin as a percent of revenues was 35.1% for the quarter ended January 31, 2004 as compared to 34.8% for the similar period last year. For the comparable nine month periods, Resale’s gross margins were 35.1% and 35.5%, respectively. These changes are generally the result of variations in the mix of products sold during the comparable periods.

     Gross margin as a percent of revenues for Financial Services was 129.3% for the third quarter of fiscal 2004 and 102.7% for the similar period last year. For the comparable nine month periods, Financial Service’s gross margins were 125.1% and 94.8%, respectively. These increases in gross margin percentages are due primarily to the continued winding down of Financial Services’ operations and the run-off of its portfolio.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 9.5% to $14.8 million in the third quarter of fiscal 2004, from $16.4 million in the similar period last year. As a percent of revenues, selling, general and administrative expenses were 27.0% for the third quarter of fiscal 2004 as compared to 28.0% for the similar period last year. For the comparable nine month periods ended January 31, 2004 and January 25, 2003, selling, general and administrative expenses increased 4.5% to $51.1 million from $49.0 million. As a percent of revenues, selling, general and administrative expenses were 30.4% and 29.2% for the comparable nine month periods of fiscal 2004 and 2003, respectively. Fiscal third quarter selling, general and administrative expenses were significantly lower as a result of the restructuring charges incurred during the second quarter. Year-to-date, these reductions in personnel and associated costs were offset by the strategic investments we have made in the last year related to marketing and business development including expansion into certain tier one cities, IP applications, and service retention initiatives.

     Lower levels of selling, general and administrative expenses should continue for the remainder of fiscal 2004 as a result of the actions taken during the second quarter.

     RESTRUCTURING AND OTHER CHARGES. During the second quarter of fiscal 2004, we recorded restructuring and other charges of $4.2 million, consisting of a restructuring charge of $3.7 million and a write-off of certain fixed assets of approximately $500,000. The restructuring charge of $3.7 million related to a workforce reduction as we continued to right-size our organization and bring our expense structure in-line with anticipated revenues and changing market demand for our solutions and services. This charge consisted of $3.3 million in severance costs and other related employment benefits, together with $400,000 in lease termination and other facility costs. In addition, we recorded a charge of approximately $500,000 for the write-off of certain assets. These assets consisted primarily of non-recoverable capitalized system applications costs and other hardware costs.

     As of January 31, 2004, there remained a reserve of approximately $1.4 million, included in other accrued liabilities in the accompanying consolidated balance sheet, for future costs to be paid related to these charges including $1.2 million in severance costs and other employment benefits and $230,000 in lease termination and other costs. We anticipate the majority of the remaining costs will be paid by the end of our first quarter in fiscal 2005 with the exception of certain facility costs which will extend through the end of fiscal 2005.

     We will incur an additional charge in the fourth quarter of fiscal 2004 to record the costs associated with the recently announced reorganization of our Communications Solutions and Services business segment. We are continuing to finalize the details and total costs associated with the reorganization plan announced in February 2004, our fiscal fourth quarter. As such, the total amount of this charge is not yet determined.

     Under this segment’s new structure, our Solutions and Services business will concentrate customer acquisition and retention efforts in two geographically focused business units. Each unit will be managed by a senior vice president with operational project management and services delivery responsibilities that are aligned within defined geographic markets. In addition, we have realigned several sales support and services functions to form our Corporate Customer Services organization. This organization focuses on providing support to our Solutions and Services team and meeting customer needs around products, services programs, engineering and professional services, remote support, procurement and logistics.

     INTEREST EXPENSE. Interest expense increased 42.6% to $727,000 for the third quarter of fiscal 2004 from $510,000 for the similar period last year. The quarter-over-quarter increase was the result of increased borrowings under the Company’s long-term credit facilities, which were $22.5 million as of January 31, 2004 compared to $21.0 million as of January 25, 2003, as well as an increase in weighted average interest rates. For the comparable nine month periods, interest expense was relatively flat at $1.7 million in both fiscal 2004 and 2003.

     INCOME TAXES. Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. For the three and nine months periods of fiscal 2004, we recorded a tax provision/benefit of 39.0% on the net income/loss incurred from continuing operations and a 39.0% tax provision on the gain on disposal of discontinued operations.

     NET INCOME (LOSS) FROM CONTINUING OPERATIONS. We reported net income from continuing operations of $312,000 or $0.02 per diluted share for the third quarter of fiscal 2004, as compared to net income of $83,000 or $0.01 per diluted share for the similar period last year. For the nine months ended January 31, 2004, we incurred a net loss from continuing operations of $5.1 million or $0.39 per diluted share as compared to net income of $556,000 or $0.04 per diluted share for the similar period last year.

     DISCONTINUED OPERATIONS.

Network Services:

     On February 4, 2002, we announced a definitive agreement to sell our Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash and other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the receipt of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, has been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services’ results of operations have been reported as discontinued operations for all periods presented.

Consulting:

     During fiscal 2001, we divested our IT consulting business to focus on our core competencies of providing communications technology services and solutions to direct enterprise customers and channel partners. The absence of realized synergies between our communications and IT consulting businesses and recurring losses within the consulting business contributed to our decision to divest of this non-strategic business segment.

     Divestiture of Norstan’s IT consulting business began on February 7, 2001 with the sale of our 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the purchaser to remit $3.0 million in cash at closing and deliver promissory notes drawn in favor of Norstan with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. To date, $1.0 million has been collected on one of the notes and the remaining $12.0 million has been fully reserved.

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

Financial Information Related to Discontinued Operations:

     Net assets of discontinued operations included the following (in thousands):

	As of
	January 31,	April 30,
	2004	2003
Assets:
Cash	$24	$56
Notes receivable	944	1,064
Liabilities:
Accrued liabilities:
Future lease obligations	(181)	(269)
Other liabilities	(231)	(308)

Net assets of discontinued operations	556	543
Less: Current portion liabilities	24	150

Net non-current assets of discontinued operations	$580	$693

     Summary operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2004	2003	2004	2003
Revenues	$—	$—	$—	$3,521
Cost of sales	—	—	—	2,494

Gross margin	—	—	—	1,027
Sales, general and administrative expenses	—	—	—	993

Operating income	—	—	—	34
Other income (expense), net	—	—	—	(1)

Income before taxes	—	—	—	33
Provision for income tax	—	—	—	13

Net income from discontinued operations	$—	$—	$—	$20

     In addition to the operating results above, we recorded a gain on the disposal of discontinued operations of $357,000, net of tax, during the first nine months of fiscal 2004 ($208,000 net gain in the third quarter of fiscal 2004). This gain on disposal resulted primarily from the sale of certain properties received by Norstan as part of the Vadini settlement related to the arbitration award of February 25, 2002.

     We also recorded a net gain on the disposal of discontinued operations of $2.6 million in the first nine months of fiscal 2003. The gain on disposal included the following: (i) a gain on the sale of Norstan’s Network Services business of $2.3 million, net of tax, (ii) a $591,000 gain, net of tax, related to payments on the promissory note received by the Company as part of the Vadini settlement ($333,000 net gain in the third quarter of fiscal 2003 ended January 25, 2003), and (iii) a $269,000 loss, net of tax, related to additional costs incurred in the disposition of Connaissance Consulting.

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

     NET INCOME. For the third quarter of fiscal 2004, we reported net income of $520,000 or $0.04 per diluted share as compared to net income of $416,000 or $0.03 per diluted share in the similar period last year. For the nine months ended January 31, 2004, we reported a net loss of $4.8 million or $0.36 per diluted share as compared to net income of $3.2 million or $0.24 per diluted share for the similar period last year.

LIQUIDITY AND CAPITAL RESOURCES

     SOURCES AND USES OF CASH. For the comparable nine months ended January 31, 2004 and January 25, 2003, continuing operating activities utilized cash of $5.7 million and $1.5 million, respectively. This increase in cash used for operating activities is due primarily to the reduction in income from continuing operations and changes in our net deferred tax assets offset by increased accounts receivable and inventories.

     Investing activities provided cash of $1.2 million and $7.5 million in the comparable periods of fiscal 2004 and 2003, respectively. This decrease in cash provided by investing activities is primarily the result of a $4.8 million reduction in proceeds from lease contracts. Historically, our lease portfolio has been a significant source of cash for our business. However, it will continue to decrease over the next few fiscal years as our leasing activity winds down.

     Financing activities provided net cash of $4.7 million in the current nine month period, as compared to utilizing net cash of $10.8 million during the similar period last year. This year-over-year change in cash provided by/used for financing activities is the result of changes in the nature of our bank financing and leasing debt positions. During the nine months ended January 25, 2003, we had a significant reduction in our long-term bank debt using cash provided by both our lease portfolio and disposition of discontinued operations. However, during the similar period of fiscal 2004, we made strategic investments in both our presence in certain tier one cities and our Convergence Development Group, which were financed by additional borrowings under our long-term credit facility. Also, as our leasing activities wind down, we are no longer borrowing additional funds based on our lease receivables. New borrowings related to our lease receivables were $3.6 million through the third quarter of fiscal 2003 while there were no new discounted lease rental borrowings in the similar period in fiscal 2004.

     On December 10, 2003, we entered into a new five year $27.5 million secured credit agreement with Wells Fargo Foothill, Inc. consisting of the following components: A) a $5.0 million revolving line of credit, and B) a $22.5 million term loan payable in 30 monthly installments of $333,333 beginning on February 1, 2004, with the remaining $12.5 million principal due and payable upon maturity at December 9, 2008. Availability under the revolving line of credit is generally based on a percentage of eligible recurring service and maintenance revenues, as defined. This credit agreement is secured by substantially all of our assets.

     The $5.0 million revolving credit facility currently bears interest at the bank’s reference rate plus 1.5% or LIBOR plus 4.0% with provisions for future rate reductions based on certain of our financial ratios. The term loan bears interest at the bank’s reference rate plus 3.5%. Annual unused line fees on the revolver are 0.5% and other monthly and annual fees are due to the lender throughout the duration of the agreement. In addition, we are required to meet certain financial and other covenants, including maintaining $2.0 million in excess availability and qualified cash, as defined. The agreement requires us to maintain, on a quarterly basis, minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and limits our capital expenditures on an annual basis. As of January 31, 2004, borrowings under this agreement were $22.5 million with an average interest rate of 7.5%. We were in compliance with all applicable financial covenants at the end of our third quarter of fiscal 2004.

     Proceeds from the new term note were used to repay and terminate our previous credit agreement. As a result of the termination of our previous credit agreement, we wrote-off the remaining $162,000 in unamortized debt financing costs during the third quarter of fiscal 2004. In connection with our new secured credit agreement, we capitalized approximately $575,000 in debt financing costs which are being amortized over the term of the new agreement.

     During the periods presented in this quarterly report, prior to December 13, 2003, Norstan operated under a previous credit agreement with certain banks, as amended from time to time, consisting of a revolving line of credit and term loan, each secured by substantially all the assets of Norstan. The previous credit agreement provided for interest at various rates ranging from the banks’ reference rate plus 0.5% to the reference rate plus 2.0%, or the Eurodollar rate advance plus 2.5% to the Eurodollar rate advance plus 4.0%, plus annual commitment fees ranging from 0.375% to 0.25%.

     As of January 31, 2004, we were in compliance with the covenants contained in our new secured credit agreement. However, with the fourth quarter restructuring charge, we project being below the minimum level of EBITDA required under our credit agreement. We are continuing to finalize the details and total costs associated with the reorganization plan announced in February 2004. As such, the total amount of this charge is not yet determined. We have had proactive discussions with our lender, Wells Fargo Foothill, Inc., regarding this projected EBITDA shortfall, and they have agreed to work with us relative to specific covenants governing our credit facility.

     In addition to our cash flows from continuing operations, we have had a significant amount of cash provided by the disposition of discontinued operations during the past few fiscal years. For the nine months ended January 25, 2003, cash provided by discontinued operations was $6.1 million as compared to $344,000 in the similar period of fiscal 2004. We do not anticipate that discontinued operations will be a material source of cash in the future as we have divested ourselves of our non-strategic business units.

     We believe that a combination of cash expected to be generated from operations and borrowing capacity available under our current financing arrangements will be adequate to meet the liquidity and capital resource requirements of our business until at least April 30, 2004. In addition, as our operating income (excluding the restructuring charge) has improved on a quarterly basis over the course of our current fiscal year, and as the benefits of the restructuring charges discussed above are realized, we believe that funds generated from operations and borrowing capabilities under our current credit agreement should be sufficient to fund anticipated operating activities, capital expenditures and debt repayments for the foreseeable future. There is no assurance that additional financing, if needed, will be available in the future on acceptable terms.

     CAPITAL EXPENDITURES. We used $2.9 million for net capital expenditures during the nine months ended January 31, 2004, compared to $3.0 million in the similar period last year. Our capital expenditures were primarily for computer hardware and software systems. For the remainder of fiscal 2004, we do not anticipate significant amounts of capital expenditures.

     INVESTMENT IN LEASE CONTRACTS. Norstan has historically made a significant investment in lease contracts with its customers. As the Company continues to wind down its leasing activities, additional investments made in lease contracts in the first nine months of fiscal 2004 and 2003 were minimal totaling $25,000 and $228,000, respectively. Net lease receivables decreased to $6.7 million at January 31, 2004 from $12.3 million at April 30, 2003.

     Norstan has historically utilized its lease receivables and corresponding underlying equipment to borrow funds from financial institutions generally on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $4.6 million at January 31, 2004, as compared to $8.5 million at April 30, 2003. Interest rates on these credit agreements at January 31, 2004 ranged from approximately 6.0% to 8.0%, while payments are due in varying monthly installments through March 2007. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) will have no impact on our consolidated balance sheet or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will have no impact on our consolidated balance sheet or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FASB Staff Position (“FSP”) FIN 46-6, “Effective Date of FIN 46, Consolidation of Variable Interest Entities.” FSP FIN 46-6 extended the required effective date of FIN 46 for variable interest entities created or acquired prior to February 1, 2003. The adoption of FIN 46 will have no impact on our consolidated balance sheet or results of operations.

FORWARD-LOOKING STATEMENTS

     From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and services, and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, Norstan notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of our business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industries; Norstan’s business in Canada; stability of foreign governments; market acceptance of our products and services; factors related to the development of new technologies; our continued ability to provide integrated communication solutions for customers in a dynamic industry; product pricing; access to adequate additional financing, if needed; our ability to obtain waivers or other suitable resolutions to the anticipated violations of certain covenants relating to our credit facility with Wells Fargo Foothill, Inc.; management of growth; integration of acquisitions; and other competitive factors. Because these and other factors could affect our operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

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

     For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. We had variable rate debt of $22.5 million outstanding at January 31, 2004 with a weighted average interest rate of approximately 7.5%. Assuming that our balance of variable rate debt remains constant at $22.5 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in pretax cash flows of $225,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in pretax cash flows of $225,000.

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

     FOREIGN CURRENCY RISK. We are exposed to foreign currency rate risk. Substantially all foreign exchange exposure is related to the value of the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar have improved during the nine months ended January 31, 2004 as compared to the average rates during fiscal 2003.

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

     On February 25, 2002, we were awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (“PRIMA”) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, we reached a settlement with the former owner, Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, Norstan recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. We recorded a full reserve against the real property and the promissory note and planned to record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, we agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a net gain of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In May 2003, one of the real properties was sold and a pre-tax gain of approximately $253,000 was recorded through discontinued operations in the first quarter of fiscal 2004. In addition, in January 2004, a second real property was sold and a pre-tax gain of approximately $341,000 was recorded in the third quarter of fiscal 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of January 31, 2004, we were in compliance with the covenants contained in our new secured credit agreement. However, with the fourth quarter restructuring charge, we project being below the minimum level of EBITDA required under our credit agreement. We are continuing to finalize the details and total costs associated with the reorganization plan announced in February 2004. As such, the total amount of this charge is not yet determined. We have had proactive discussions with our lender, Wells Fargo Foothill, Inc., regarding this projected EBITDA shortfall, and they have agreed to work with us relative to specific covenants governing our credit facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.

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

(b)            Reports on Form 8-K.

                 Form 8-K filed on December 16, 2003 (Regulation FD Disclosure)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC.
Registrant

Date: March 15, 2004	By	/s/ Scott G. Christian

Scott G. Christian
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 15, 2004	By	/s/ Robert J. Vold

Robert J. Vold
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)