Form 10-K
period 2004-04-30
NORSTAN INC
filed 2004-07-29
CIK 72418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2004

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

      As of November 1, 2003 (the most recently completed fiscal second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq National Market System was approximately $35,802,000.

      As of July 19, 2004 there were outstanding 13,466,346 shares of the registrant’s common stock, par value $.10 per share, its only class of equity securities.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

PART I

Item 1. Business.

Overview

      Norstan, Inc. (Norstan, the Company, we, us, or our) is a full-service communications solutions and services company delivering voice and data technologies and services, and remanufactured equipment to corporate end-users and public sector companies. Norstan offers a full range of technologies for customer contact solutions and converged solutions, including applications such as messaging, conferencing and enterprise mobility. Additionally, we provide a host of communications services including ProtectNet® Life Cycle services, project management, implementation, field delivery, voice and data network monitoring, and managed and professional services.

      Norstan operates principally through its subsidiaries: Norstan Communications, Inc., Norstan Canada, Ltd., Vibes Technologies, Inc. and Norstan Financial Services, Inc. Headquartered in Minnetonka, Minnesota, we have sales and services locations in the United States and Canada. Norstan’s common stock is listed on the NASDAQ stock market under the symbol NRRD.

      Our mission is to improve the way our customers communicate. We offer a broad array of technology platforms, software solutions and on-going system maintenance services. Currently, we work with approximately 2,400 key customers, and have serviced approximately 12,000 sites over the past two years. We draw customers from a variety of industry groups, including the following:

• banking/finance	• education
• healthcare	• utilities
• manufacturing	• finance/insurance
• retail	• non-profits
• government

      We have established strategic relationships with market leading communications manufacturers that enable our ability to offer best-in-class, custom-tailored solutions to our customers. Norstan maintains 25 sales and service locations and 5 distribution centers in the United States and Canada. We serve numerous customer sites across a broad range of industries and focus our marketing efforts on middle-market and Fortune 2000 companies with complex technology and communications requirements. We believe our service capabilities will enable Norstan to capture a greater portion of each customer’s communication budgets in the future, as well as, provide other growth opportunities through multi-channel marketing.

      To address the complex communications requirements of our customers, Norstan provides a broad range of products and services through two interrelated business segments: Communications Solutions and Services and Resale Services, which respectively accounted for 86.6% and 13.4% of Norstan’s fiscal 2004 revenues. Communications Solutions and Services provide solutions and services focused on enterprise and public sector customers in the U.S. and Canada, including hardware and software applications that support voice and data communications and customer contact solutions. Resale Services provides refurbished voice and data products to the secondary market.

Communications Solutions and Services

      In February 2004, we announced a reorganization of our Communications Solutions and Services business segment, which is comprised primarily of our Solutions and Services and Corporate Customer Services business units. Also included in this business segment are Norstan Convergence Development Group (Norstan CDG) and our Financial Services business units.

•	Solutions and Services. Solutions and Services, the largest business within this segment, concentrates customer acquisition and retention efforts in two geographically focused business units. Each business unit is managed by a senior vice president with sales, operational, project management, financial performance and services delivery responsibilities that are aligned with specific solutions for customers in defined geographic markets.

•	Corporate Customer Services. We have realigned several of our sales support and services functions to form our Corporate Customer Services organization. This organization focuses on providing support to the Solutions and Services team and meeting customer needs for products, service programs, engineering and professional services, product marketing, remote support, procurement and logistics.

      Norstan CDG develops packaged and customized applications that help accelerate and enhance the migration strategies for the increasing number of customers embracing Internet Protocol (IP) telephony. Norstan CDG develop and deploys applications compatible with Cisco Systems’ IP solutions. This business delivers its solutions and services exclusively through reseller partners via the Norstan CDG IPT Alliance Partner Program.

      Effective April 30, 2004, Financial Services was incorporated into the Communications Solutions and Services business segment. As a result of our strategic decision in fiscal 2002 to no longer offer financing directly to our customers, revenues for this business continue to decline as we completely wind down its operations. This fact, coupled with our restructuring efforts in fiscal 2004, make it no longer necessary to provide these results as a separate business segment.

      Norstan’s Channels Development business unit, specializing in technology implementation and support services for network providers, manufacturers, integrators and resellers, has been integrated into the Solutions and Services business, expanding the sales and services support offered to current channel partners. At this time, Norstan is not actively pursuing new channel partner relationships.

Resale Services

      Norstan’s Resale Services segment is comprised of two businesses:

•	Norstan Resale Services Group. Norstan Resale Services Group, a business unit of Norstan Communications, Inc., offers customers refurbished telephony equipment, as well as, new video conferencing systems, components, desktop products, accessories and services. Such products and services were previously offered through Siemens Resale Services group prior to Siemens’ election in July 2004 to end its alliance with Norstan in the used equipment business.

•	Vibes Technologies, Inc. Vibes Technologies, Inc., a wholly owned subsidiary of Norstan Communications, Inc., is a leader in telecom and data equipment remanufacture and repair, specializing in top-line key systems, phones, data and other components.

Recent Acquisitions and Dispositions

      In March 2003, Norstan purchased from NetCom Systems, Inc. certain assets, including intellectual property, relating to NetCom’s voice over IP telephony applications software operations. This unit, renamed the Norstan Convergence Development Group, is involved in the development of applications that increase the effectiveness and productivity of IP communications systems. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing and $1.1 million 120 days after the closing, and guaranteed payments aggregating $800,000 deliverable over the next two years. The purchase agreement provides that Norstan may pay NetCom Systems contingent consideration of up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing of the purchase transaction. At our discretion, up to 50% of any contingent consideration may be paid in shares of Norstan’s common stock. We hired certain key NetCom personnel associated with NetCom’s development of IP telephony applications software. In fiscal 2003, we recorded $2.6 million for intangible assets relating to proprietary technology and $400,000 in goodwill relating to the $3.0 million acquisition consideration. Results of Norstan CDG are included in our Communications Solutions and Services business segment.

      In July 2002, we completed the sale of our Network Services business to NetWolves Corporation for $7.5 million, including $3.75 million in cash and a promissory note for $3.75 million. During the fourth quarter of fiscal 2003, we received $2.9 million in cash and other non-monetary assets in early settlement of this note. Management concluded that Network Services lacked synergies with our strategic focus.

Industry Overview

      There is a transformation happening within the enterprise market — a slow but steady migration from traditional private-branch exchange (PBX) networks to IP telephony. Voice over IP (VoIP) technology has improved in quality causing enterprises to evaluate the strategic benefits of IP solutions and the return on investments (ROI) associated with a migration as they purchase or upgrade their communications infrastructure. Network convergence has become widely accepted. The Internet is now a strategic method to deliver applications and services. IP communications is no longer a tactical decision for the enterprise — it is a strategic investment with a real ROI.

      Demand for communications products and services are showing signs of modest improvement. Gartner Dataquest, a market research firm specializing in telecommunications market information, estimated in 2003, IP lines on both pure IP-PBX and IP-enabled systems composed approximately 14% of all premises switching equipment (PSE) line shipments, up from 9% the previous year. Within the IP market sector, 55% of lines ship on pure IP-PBX systems, while the remaining 45% ship on IP-enabled platforms. IP uptake remains highest in North America, while 20% of all PSE line shipments were IP in 2003. Within four years, Gartner expects IP line shipments to have overtaken traditional lines on premises switching systems. In 2007, Gartner Dataquest predicts 51% of all PSE lines will be IP, most of the rest will be traditional lines on IP-enabled systems, and a very small percentage will be traditional lines on PBX/key telephone systems.

      According to industry research firm InfoTech, the forecast for revenue from converged IP telephony infrastructure applications and services for the U.S. enterprise segment is expected to exceed $10.0 billion in 2007, up from $1.9 billion in 2003. Additionally, revenue from converged applications on enterprise IP telephony systems is expected to reach $3.0 billion in 2007, up from $0.4 billion in 2003.

      As the economy shows signs of recovery, and as the enterprise segment continues its dependence on technology-based solutions, information technology (IT) spending is expected to increase. Gartner believes that the market for IP telephony products and information technology services has reached an inflection point as investments are being made to upgrade or replace voice and data equipment purchased prior to the significant spending made in preparation of the Y2K changeover that occurred over four years ago. In previous years, these purchasing decisions had been delayed due to slow development and acceptance of new IP technology, and economic conditions, among other factors. In sum, we believe that the current mix of technological advances, economic conditions and enterprise dependence on technology-based solutions will create demand for new complex, business applications and upgrades in 2004 and beyond.

      While customers continue to rely heavily on technology to reduce transaction costs by increasing operational efficiencies, the bias toward software-centric solutions in lieu of hardware continues. Notwithstanding macroeconomic conditions, growth continues to occur in areas such as customer contact solutions, computer telephony integration, unified media and convergence solutions (IP telephony).

      Current financial pressures are also making it increasingly difficult for communications equipment manufacturers to support a direct distribution model. Moreover, most independent distribution channels lack an adequate geographic footprint, infrastructure, processes, and resources to effectively fulfill manufacturers’ need to deploy complex high-end technology solutions. These factors have resulted in the need to perform systems integration and support services through third-party providers. In addition, a key competency being driven by the market is the ability to effectively integrate disparate technology platforms into enterprise-wide applications solutions. As a third-party provider, Norstan believes we are well positioned to take advantage of this market opportunity.

      While the recent economic outlook has been positive and overall levels of business capital spending in certain market segments, specifically information technology and telecommunications services industries, are showing signs of improvement, a lag in near-term spending continues to negatively affect our business performance. However, we believe that as the economy further strengthens and capital spending improves, customers will invest in communications systems and infrastructure.

Source
Gartner, Legacy Voice and Data Will Begin Their Decline in 2004 (SPA-21-4754)
Gartner, Worldwide IP Telephony Adoption is on the Rise (SPA-21-4272)
Gartner, IT Services’ IP Telephony-Related Growth Remains Strong Through 2007 (ITSV-WW-EX-0400)
InfoTech, Company report, October 2003

Business Strategy

      In fiscal 2003 and the first half of fiscal 2004, Norstan’s strategy was one of gaining market share through geographic expansion into tier one markets. We broadened our presence into cities such as New York, Los Angeles, Dallas, Chicago and San Francisco. Our recent financial performance and financial constraints have resulted in our need to re-evaluate our investments in certain of these and other cities, such as Atlanta, Detroit and Philadelphia. Our strategic focus has now changed from one of broader geographic coverage, to one of increasing share by creating deeper coverage in specific markets with specific technologies. We will be more selective in our pursuit of new customers, markets, products and services. This change in strategic focus may result in lower revenues but higher profitability in fiscal 2005 than in fiscal 2004.

      In fiscal 2001, our relationships with Nortel Networks and Cisco Systems expanded our geographic reach and are providing new revenue opportunities. With the addition of these new technology partners, we have been experiencing pricing pressure and a change in our product mix, which in part, has contributed to decreased product gross margins that negatively affected our financial performance. We believe that the restructuring undertaken in fiscal 2004 of our Communications Solutions and Services business segment and increased emphasis on project management capabilities will help reduce the negative affect on gross margins in the future.

      Our Solutions and Services business focuses sales and operations in specific geographic markets. Within these geographies, communications solutions are offered where Norstan has an established customer base and expertise in services delivery in the areas of converged solutions, customer contact solutions, infrastructure and ProtectNet® Life Cycle services. Within this organization is a dedicated sales team focused on serving our installed customer base. Approximately 50% of our revenue is annuity in nature derived from the on-going services we provide these customers.

      Our Resale Services segment expects increased volume from the re-sale of refurbished telecommunications and data equipment and industry consolidation. Vibes Technologies, Inc. is uniquely positioned to take advantage of these trends with its e-commerce web site. The combination of this web-based approach and Norstan’s knowledge of the secondary market is expected to provide the basis for growth in this business segment. Our Norstan Resale Services Group offers refurbished communications products and services from a variety of manufacturers to the secondary market.

      We are focusing on several initiatives to better position our business to be successful in fiscal 2005:

•	Improving company profitability — There are opportunities in many areas of our business to improve Norstan’s profitability, such as improving gross margins for our installation and services, decreasing the cost of customer acquisition, and reducing general and administrative overhead.

•	Retaining our existing customers — We have built a substantial installed customer base consisting of Fortune 2000 and middle-market companies. We will continue to increase our resources committed to maintaining these relationships, offering our customers additional solutions and services that further improve their communications systems and their ability to run their businesses more efficiently.

•	Delivering advanced business applications — A significant differentiator for Norstan is our capability to provide customers with advanced business applications and services to support them. We are delivering advanced business applications and strategic solutions, complementing these applications with knowledge, professional services and support upon which Norstan has built its reputation for over 30 years.

•	Developing Resale Services — We will continue to develop our Resale Services businesses by adding additional voice and data products and accessories that will augment our existing offerings.

•	Developing new business selectively — Competition within the areas of convergence and applications is fierce and the technology is complex. We will concentrate our new business development in geographic areas where opportunities, skills and resources exist, and on sales and services yielding the highest returns.

Products and Services

      Norstan provides customers with a broad range of communication solutions and services. Our capabilities include the design, development and implementation and ongoing support of communications solutions in a variety of customer environments. These products and services are delivered through two business segments: Communications Solutions and Services and Resale Services.

Communications Solutions and Services

      Within its core Communications Solutions and Services segment are two interrelated business units:

Solutions and Services — Provides best-in-class communications technologies and services focused on Fortune 2000 and middle-market enterprise customers in the U.S. and Canada. Product and service offerings are focused within four primary areas:

Converged Solutions

• IP telephony	• Data collaboration
• Voice systems	• Advanced messaging
• Data networking	• Wireless voice and data solutions
• Audio conferencing
Customer Contact Solutions

• Contact center switching platforms	• Performance optimization
• Self service: interactive voice response	• Workforce management
and speech recognition	• Quality monitoring and recording
• Computer Telephony Integration (CTI)	• Analytics
• Intelligent and pre-call routing	• E-Learning
• Media blending/web enablement
Infrastructure

• Structured cabling
• Optical networks
• Multimedia solutions
Services

• Customer Solution Center	• Voice and data network monitoring
• Implementation services and field delivery	• Cabling services
• Professional services	• Managed services
• Project management services	• Procurement and logistics
• ProtectNet® Life Cycle and complete care services

Norstan Convergence Development Group — Specializes in the development of IP telephony applications to enhance and accelerate the enterprise customer’s convergence migration strategy.

Resale Services

      Norstan’s Resale Services segment provides refurbished voice and data products to end users. This segment is comprised of two business units:

Norstan Resale Services Group — Offers customers refurbished telephony equipment, as well as, new video conferencing systems, components, desktop products, accessories and services from ClearOne, Kentrox, Plantronics, Polycom, Siemens and SpectraLink. Prior to the expiration of Siemens’ alliance with Norstan in the resale business in July 2004, we managed the acquisition, marketing, refurbishment and resale of Siemens certified used telephony equipment. Effective August 1, 2004, we will buy and sell used Siemens equipment to refurbish and offer to the secondary market, primarily in the U.S. and Canada.

Vibes Technologies, Inc. — A leader in telecom and data equipment remanufacture and repair, specializing in top-line key systems, phones, data and other components, providing customers legendary customer service and expertise in systems manufactured by Aspect Communications, Avaya, Cisco Systems, Executone, Nortel Networks, Plantronics, Polycom and SpectraLink.

Customers

      Norstan focuses its marketing efforts on middle-market and Fortune 2000 companies with complex communication requirements. No single customer accounted for more than five percent of Norstan’s total revenue during any of the last three fiscal years. A sample of our current customers includes:

• Alltel Corp. • Beringer Blass Wine Estates • Best Buy • Cabela’s • Canadian Imperial Bank of Commerce • Cargill • City of Phoenix	• City of Coquitlam • DirectTV • FedEx Freight • Mercury • SMDC Health System • Wells Fargo Bank

Strategic Relationships

      Our relationships and/or experience with a wide range of leading communications technology manufacturers enable us to deliver the appropriate solution to each of our customers. These include:

Communications Solutions and Services:

• Aspect Communications • Applied Voice & Speech Technology (AVST) • Cisco Systems • Ericsson • Intervoice • Nortel Networks	• ScanSoft • Siemens • SpectraLink • Verint • Witness Systems
Resale Services:

• Aspect Communications • Avaya • Cisco Systems • ClearOne • Executone • Kentrox	• Nortel Networks • Plantronics • Polycom • Siemens • SpectraLink

      In addition, we distribute communication products that fit specific segments of the marketplace. These include hybrid switching systems, personal computer-based voice processing and video conferencing systems, as well as data communication products.

      Norstan has been a distributor of Siemens equipment since 1976 and is currently Siemens’ largest distributor in North America. The term of the distribution agreement signed in January 1999, was for five years and has been extended one year, currently through January 2005. Our relationship with Siemens is integral to our business. Any significant disruption of this distribution relationship could have a material adverse impact on our financial condition and results of operations.

      Norstan and Siemens have been parties in a used equipment alliance in which we managed the acquisition, marketing, refurbishment and resale of Siemens certified used telephony equipment, becoming the largest supplier of Siemens and ROLM refurbished equipment. On July 22, 2004, Siemens Information and Communication Networks, Inc., elected to end their alliance with us in the used equipment business effective at the expiration of the current agreement, July 31, 2004. Effective August 1, 2004, we will continue offering customers refurbished Siemens telephony equipment, in addition to new and used audio and video conferencing systems, wireless solutions, call center accessories, components, desktop products, and services through our Norstan Resale Services Group.

      The termination of this resale alliance does not affect our ongoing distribution agreement with Siemens with respect to new equipment.

Sales and Marketing

      Norstan’s product and service offerings are brought to market through three separate but complementary businesses. These businesses use a variety of distribution channels to market and sell the Company’s products and services. These are reflected in our business units as follows:

Business Unit	Distribution Channels

Solutions and Services	• Enterprise sales focused on end-user accounts and prospects • Inside sales focused on installed customer accounts
Resale Services	• Telesales sales focused on enterprise end-users of voice and data equipment • Web-based e-business through www.vibestech.com website
Norstan CDG	• Target IP telephony manufacturer partners

      This multi-channel distribution model uses the most cost-effective sales channels to bring Norstan’s products and service offerings to market. Each channel is staffed with sales professionals who are highly focused and have a comprehensive understanding of their markets. In addition, these professionals are aligned with specific manufacturer partners.

      Within the Solutions and Services business, our sales professionals have been trained to evaluate each customer’s technology and service needs. The sales process begins by obtaining an understanding of the customer’s business goals and objectives. The sales professional conducts an analysis of the customer’s current and potential future communication and IT systems requirements, as well as service delivery needs. After assessing the customer’s business and communications needs, the sales professional and a Norstan solutions engineer develop a solution to satisfy the customer’s current and anticipated requirements. Norstan’s services delivery team then works with the customer to plan the delivery and implementation of the solution and to identify required training. By planning the precise requirements of each phase of the solution delivery, Norstan’s team of sales, solutions engineering and services delivery specialists are able to minimize service interruption for the customer.

      Norstan also provides an ongoing customer service program designed to meet our customer’s application requirements. These service programs incorporate remote diagnostics, in-field service and support, additional training, and help desk resources from Norstan’s expert customer support team, located in Norstan’s Customer Solution Center, a virtual center comprised of strategically located solution centers across the U.S. and Canada.

      Norstan’s marketing strategy is designed to capture a high percentage of existing customers’ communication and IT budgets and also identify and develop new customer relationships. Additionally, Norstan’s team of highly trained National Account Managers (NAM) focuses on our largest and most strategic accounts. NAMs collaborate with the customer’s senior-level management to gain a comprehensive understanding of their business needs, and to ensure an effective deployment of Norstan’s resources to satisfy those business requirements. Norstan believes the use of NAMs will provide high quality sales and customer service, and will advance Norstan’s ongoing marketing efforts. Norstan believes highly satisfied and loyal customers are more likely to choose Norstan to provide them with additional communication and IT products and services.

      The Norstan Convergence Development Group develops IP telephony applications to enhance customers’ convergence strategy distributed to targeted channel partners through the Norstan CDG IPT Alliance Partner Program. This program enables channel partners of our target manufacturers, such as Cisco Systems, to gain access to convergence applications to offer their client bases. Certification levels are available to accommodate partners who wish to sell, install and provide direct support for Norstan applications, as well as for partners who choose to sell applications but rely on Norstan to install and support their customers.

      Our Resale Services business units offer value-minded customers the highest quality refurbished systems, components, desktop products, new accessories and services available in the U.S. and Canada. Sales are driven through qualified and trained telesales account executives focused on existing customer accounts and strategic prospects. This telesales group works closely with our Solutions and Services business and channel partners. Through the Vibestech.com web site, additional sales and service are available to our customers. Norstan’s Resale Services provides a total life cycle solution for our customers and enables Norstan to maintain these customer relationships for many years.

Customer Service

      Norstan believes providing exceptional customer service is a critical element in our ability to compete effectively in the communication marketplace. We have invested in new technology designed to resolve a substantial portion of our customer’s support and service issues quickly and remotely. Norstan coordinates its customer service response through our Customer Solutions Center, a virtual center comprised of strategically located centers in Minneapolis and Cleveland with smaller centers focused on specific customer sets in Los Angeles and Montreal. In fiscal 2004, these centers handled more than 350,000 customer calls with approximately 65% of the service-related calls addressed remotely. For calls requiring immediate on-site service and support, Norstan maintains a force of highly trained service technicians, design engineers and customer support representatives that can respond to the client’s physical location.

      Norstan has approximately 130 employees in its four remote diagnostics and dispatch centers devoted primarily to providing customer service, and more than 260 service technicians in the field. With Norstan’s remote problem resolution capability and our staff of highly trained technicians, we are able to promptly resolve customer support requests and service needs. Norstan’s commitment to customer service is evidenced by a fiscal 2004 survey of Norstan’s communication customers that found an overall satisfaction rating of 97%. This survey was administered by an independent third party.

Locations

      Headquartered in Minnetonka, Minnesota, Norstan currently supports its customers with sales, service and/or distribution centers located in 28 cities within the United States and Canada:

United States		Canada

Birmingham, AL Brooklyn Park, MN Chicago, IL Cincinnati, OH Cleveland, OH Columbus, OH Dallas, TX Des Moines, IA Eagan, MN Irvine, CA Louisville, KY	Maple Grove, MN Milford, MA Milwaukee, WI Minnetonka, MN New Orleans, LA New York, NY Phoenix, AZ Tempe, AZ Tulsa, OK West Orange, NJ	Calgary, AB Edmonton, AB Markham, ON Montreal, QC Ste Foy, QC Toronto, ON Vancouver, BC

Employees

      As of April 30, 2004, Norstan had 1,090 employees, including 990 in the U.S. and 100 in Canada. Norstan’s employee population consists of 192 in sales and marketing, 628 in operations, service and installation, 237 administrative and professional personnel and 33 consultants. Of these employees, 78 are covered by collective bargaining agreements. We believe relations with our employees are good and we have not experienced any work stoppages.

Competition

      Our marketing strategy is designed to capture a larger portion of existing customers’ communication and IT budgets and to identify and develop new customer relationships. Norstan also competes with its customers’ internal resources for those who may maintain their own equipment, particularly when these resources represent a fixed cost to the customer. Such competition may impose additional pricing pressures on Norstan. Subject to this competitive environment, Norstan competes on the basis of the depth and breadth of services and products we offer; our ability to integrate IT and communication systems as the underlying technologies continue to converge; our reputation for providing superior customer service; and, the number and strength of our customer relationships.

      Norstan also competes in its markets with Avaya Communications, NextiraOne, a division of Platinum Equities, and Regional Bell Operating Companies, such as SBC Communications, and telcos such as Verizon Communications. In addition, we may compete with regionally located service providers.

      Following the termination of the alliance with Siemens in the resale business, Norstan Resale Services Group will now compete directly with Siemens in this market.

Intellectual Property Rights

      Norstan relies upon a combination of nondisclosure and other contractual arrangements with certain key employees and business partners, and trade secret, copyright and trademark laws and intellectual property laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with certain employees and business partners and limit the distribution of proprietary information.

Government Regulation

      With the sale of Norstan Network Services in July 2002, we are no longer subject to government regulations that have a material effect on our operations.

Backlog

      As of April 30, 2004, Norstan had signed contracts for telecommunications products and professional services aggregating approximately $19.2 million, substantially all of which are expected to be fulfilled by the end of fiscal 2005. As of April 30, 2003, Norstan had signed contracts aggregating approximately $20.2 million, substantially all of which were fulfilled by the end of fiscal 2004. The usual time period between the execution of a contract and the completion of the installation is three to twelve months, depending on the size and complexity of the system.

Item 2. Properties.

      We conduct our operations in leased facilities. Our executive offices are located in Minnetonka, Minnesota, where we occupy approximately 129,000 square feet of office space. We also have locations in Brecksville, Ohio, and Phoenix, Arizona, where we occupy approximately 42,750 and 22,440 square feet of office space, respectively. In addition, Norstan occupies sales and service offices in 16 other cities within the United States. In Canada, Norstan occupies approximately 30,700 square feet of office space in Toronto, Ontario, which serves as our Canadian headquarters. Norstan also occupies sales and service offices in three other cities within the Canadian provinces of Alberta, Quebec and British Columbia. We believe that the above-mentioned facilities are adequate and suitable for our current needs.

Item 3. Legal Proceedings.

      In April 2004, Norstan received a commitment adjustment letter from the Universal Services Administrative Company (USAC), which oversees the Federal Communications Commission’s Schools and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. The letter informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (Navajo Prep) project for funding year 2001, in which Norstan had installed specific equipment and service for which we received approximately $2.2 million. The audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC is seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. On June 1, 2004, Norstan filed an appeal with USAC and is continuing its investigation of the Navajo Prep project. While we will continue to defend and appeal USAC’s decision, Norstan may be required to repay all or a portion of the $2.2 million. Accordingly, we established a reserve of $2.2 million in the fourth quarter of fiscal 2004.

      In February 2002, Norstan was awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (PRIMA) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, we reached a settlement with the former owner, Mr. Michael Vadini. The settlement provides that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, we recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. We recorded a full reserve against the real property and the promissory note and will record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, we agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a gain, net of tax, of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In addition, in May 2003, one of the real properties was sold and a pre-tax gain of approximately $253,000 was recorded through discontinued operations in the first quarter of fiscal 2004. In addition, in January 2004, a second real property was sold and a pre-tax gain of approximately $341,000 was recorded through discontinued operations in the third quarter of fiscal 2004.

      We are involved in other legal actions in the ordinary course of our business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there are no other legal proceedings pending against or involving Norstan for which the outcome is likely to have a material adverse effect upon our business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

      Norstan did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Company’s Common Equity.
Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

      Our common stock is traded on the National Over-the-Counter market and is listed on the national market system of the National Association of Securities Dealers’ Automated Quotations system (NASDAQ) under the symbol NRRD. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for each quarterly period during the two most recent fiscal years:

	High	Low

Fiscal year ended April 30, 2004:
First Quarter	$4.09	$3.02
Second Quarter	4.39	2.47
Third Quarter	4.10	2.45
Fourth Quarter	4.00	2.55
Fiscal year ended April 30, 2003:
First Quarter	$7.23	$2.71
Second Quarter	3.95	2.18
Third Quarter	5.27	2.70
Fourth Quarter	3.91	2.51

      As of July 19, 2004, there were 3,640 holders of record of Norstan’s common stock.

Restrictions on the Payment of Dividends

      Norstan has not recently declared or paid any cash dividends on our common stock and does not intend to pay cash dividends on our common stock in the foreseeable future. We currently expect to retain earnings to finance the operations and the expansion of our business. In addition, our current long-term credit agreement prohibits the payment of cash dividends without the prior written consent of our lender thereunder.

Item 6. Selected Consolidated Financial Data.

      The selected consolidated financial data set forth below as of and for each of the fiscal years in the five-year period ended April 30, 2004, have been derived from our consolidated financial statements, which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report.

	Years Ended April 30,

	2004	2003	2002	2001	2000

	(In Thousands, Except Per Share Amounts)
Statements of Operations Data:
REVENUES	$225,849	$226,896	$247,497	$269,520	$297,200
COST OF SALES	160,486	158,653	171,640	193,823	230,952

GROSS MARGIN	65,363	68,243	75,857	75,697	66,248
Selling, general and administrative expenses	65,319	66,781	73,917	86,517	96,417
Restructuring and other charges	13,548	—	—	1,183	—

OPERATING INCOME (LOSS)	(13,504)	1,462	1,940	(12,003)	(30,169)
Interest expense	(2,346)	(2,185)	(4,887)	(7,988)	(6,315)
Other income (expense), net	105	(4)	651	(1,154)	(78)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,745)	(727)	(2,296)	(21,145)	(36,562)
Income tax benefit(a)	(5,983)	(323)	(8,936)	—	(11,608)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,762)	(404)	6,640	(21,145)	(24,954)

DISCONTINUED OPERATIONS:(b)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	20	2,140	(11,087)	(43,995)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS	366	5,276	(1,240)	(4,038)	—

NET INCOME (LOSS)	$(9,396)	$4,892	$7,540	$(36,270)	$(68,949)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC — Continuing operations	$(0.75)	$(0.03)	$0.55	$(1.86)	$(2.31)
Discontinued operations	0.03	0.42	0.07	(1.33)	(4.06)

BASIC EPS	$(0.72)	$0.39	$0.62	$(3.19)	$(6.37)

DILUTED — Continuing operations	$(0.75)	$(0.03)	$0.52	$(1.86)	$(2.31)
Discontinued operations	0.03	0.42	0.07	(1.33)	(4.06)

DILUTED EPS	$(0.72)	$0.39	$0.59	$(3.19)	$(6.37)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	13,056	12,492	12,149	11,373	10,818

DILUTED	13,056	12,492	12,823	11,373	10,818

(a)	The income tax benefit recorded in fiscal 2003 and 2002 includes the reversal of a portion of our valuation allowances (see Note 9 to the Consolidated Financial Statements).

(b)	Discontinued Operations reflects the results of our former Consulting and Network Services business segments (see Note 3 to the Consolidated Financial Statements).

	As of April 30,

	2004	2003	2002	2001	2000

	(In Thousands)
Balance Sheet Data:
Working capital (deficit)	$2,086	$1,565	$(1,993)	$(24,342)	$31,133
Total assets	100,444	103,960	122,565	167,627	236,906
Long-term debt, net of current maturities	16,833	15,600	25,540	38,200	67,257
Discounted lease rentals, net of current maturities	750	3,600	6,295	13,552	24,285
Shareholders’ equity	15,555	23,590	16,916	8,085	42,489

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      General. We are a full-service communications solutions and services company delivering voice and data technologies and services, and remanufactured equipment to corporate end-users and public sector companies. We offer a full range of technologies for customer contact solutions and converged solutions, including applications such as messaging, conferencing and enterprise mobility. Additionally, we provide a host of communications services including ProtectNet® Life Cycle services, project management, implementation, field delivery, voice and data network monitoring, and managed and professional services.

      We drive our business by delivering communications solutions and services through the installation of a broad array of technology platforms, software solutions and on-going system maintenance needs. Currently, we work with approximately 2,400 key customers, and have serviced approximately 12,000 sites over the past two years. We draw customers from a variety of industry groups. Norstan maintains a direct sales force focused on the delivery of complex applications for current and potential Fortune 2000 and middle-market customers and an inside sales organization focused on other opportunities. Our remanufactured equipment segment supports a diverse customer base, including Norstan’s customer base, resellers, distributors and other end users with efficient and reliable secondary market solutions.

      Operating Segments. To address the complex communications requirements of our customers, Norstan provides a broad range of products and services through two interrelated business segments: Communications Solutions and Services and Resale Services, which accounted for 86.6% and 13.4% of our fiscal 2004 revenues, respectively. Communications Solutions and Services provide solutions and services focused on enterprise and public sector customers throughout the U.S. and Canada, including hardware and software applications that support voice and data communications and customer contact solutions. Resale Services provides refurbished voice and data products to the secondary market.

      The following table summarizes the source of our revenues by product/ service offerings over the past three fiscal years:

	Years Ended April 30,

	2004	2003	2002

Communications Solutions and Services
Communications Solutions:(a)
Converged Solutions	18.4%	18.8%	17.8%
Customer Contact Solutions	10.5	5.6	7.3
Infrastructure/ Other	5.2	10.0	9.2

Communications Solutions	34.1	34.4	34.3
Communications Services	51.5	51.3	51.2
Financial Services	1.0	1.4	2.2

Communications Solutions and Services	86.6	87.1	87.7
Resale Services	13.4	12.9	12.3

	100.0%	100.0%	100.0%

(a)	Converged Solutions includes IP telephony, voice systems, audio conferencing, data networking/collaboration and wireless voice and data solutions. Customer Contact Solutions includes contact center platforms, interactive voice response and speech recognition as well as computer telephony integration. Infrastructure/ Other includes structured cabling, optical networks and multimedia solutions.

      Effective April 30, 2004, our previously reported business segment, Financial Services, was incorporated into our Communications Solutions and Services business segment. As a result of our strategic decision in fiscal 2002 to no longer offer financing directly to our customers, revenues for this business continue to decline as we completely wind down its operations and it is no longer necessary to provide these results as a separate business segment. Financing is currently offered under a private-label leasing program through an arrangement with Citicapital Technology Finance, Inc., formerly Fidelity Leasing.

      In fiscal 2003 and the first half of fiscal 2004, Norstan’s strategy was one of gaining market share through geographic expansion into tier one markets. We broadened our presence into cities such as New York, Los Angeles, Dallas, Chicago and San Francisco. Our recent financial performance and financial constraints have resulted in our need to re-evaluate our investments in certain of these and other cities, such as Atlanta, Detroit and Philadelphia. Our strategic focus has now changed from one of broader geographic coverage, to one of increasing share by creating deeper coverage in specific markets with specific technologies. We will be more selective in our pursuit of new customers, markets, products and services. This change in strategic focus may result in lower revenues but higher profitability in fiscal 2005 as compared to fiscal 2004.

      In fiscal 2001, our relationships with Nortel Networks and Cisco Systems expanded our geographic reach and are providing new revenue opportunities. With the addition of these new technology partners, we have been experiencing pricing pressure and a change in our product mix, which in part, has contributed to decreased product gross margins that negatively affected our financial performance. We believe that the restructuring undertaken in fiscal 2004 of our Communications Solutions and Services business segment and increased emphasis on project management capabilities will help reduce the negative affect of these overruns on future financial performance.

      Our Solutions and Services business focuses sales and operations in specific geographic markets. Within these geographies, communications solutions are offered where Norstan has an established customer base and expertise in services delivery in the areas of converged solutions, customer contact solutions, infrastructure and ProtectNet® Life Cycle services. Within this organization is a dedicated sales team focused on serving our installed customer base. Approximately 50% of our revenue is annuity in nature derived from the on-going services we provide these customers.

      Our Resale Services segment expects increased volume from the re-sale of refurbished telecommunications and data equipment and industry consolidation. Vibes Technologies, Inc. is uniquely positioned to take advantage of these trends with its e-commerce web site. The combination of this web-based approach and Norstan’s knowledge of the secondary market is expected to provide the basis for growth in this business segment. Our Norstan Resale Services Group offers refurbished communications products and services from a variety of manufacturers to the secondary market.

      We are focusing on several initiatives to better position our business to be successful in fiscal 2005:

•	Improving company profitability — There are opportunities in many areas of our business to improve Norstan’s profitability, such as improving gross margins for our installation and services, decreasing the cost of customer acquisition, and reducing general and administrative overhead.

•	Retaining our existing customers — We have built a substantial installed customer base consisting of Fortune 2000 and middle-market companies. We will continue to increase our resources committed to maintaining these relationships, offering our customers additional solutions and services that further improve their communications systems and their ability to run their businesses more efficiently.

•	Delivering advanced business applications — A significant differentiator for Norstan is our capability to provide customers with advanced business applications and services to support them. We are delivering advanced business applications and strategic solutions, complementing these applications with knowledge, professional services and support upon which Norstan has built its reputation for over 30 years.

•	Developing Resale Services — We will continue to develop our Resale Services businesses by adding additional voice and data products and accessories that will augment our existing offerings.

•	Developing new business selectively — Competition within the areas of convergence and applications is fierce and the technology is complex. We will concentrate our new business development in geographic areas where opportunities, skills and resources exist, and on sales and services yielding the highest returns.

      Fiscal 2004 Restructuring. During fiscal 2004, we took significant actions to reorganize and refocus the sales and service efforts of our Communications Solutions and Services business segment. We reduced our workforce by more than 20.0% to a headcount of 1,090 at April 30, 2004 from 1,366 at April 30, 2003. We consolidated certain facilities to concentrate our customer acquisition and retention efforts in those geographic markets where we can deliver our solutions and services in a more efficient and profitable manner. In addition, asset impairment charges related to certain capitalized system application costs and hardware costs were recorded.

      As the effect of these restructuring efforts were realized during fiscal 2004, our quarterly operating income (excluding restructuring and other charges) improved quarter-over-quarter throughout the year. We expect the benefits from these cost reduction measures will continue in fiscal 2005 and beyond.

      Discontinued Operations. Over the past few years, we have disposed of certain non-strategic business units. In fiscal 2001, we sold our IT consulting businesses; Connaissance Consulting and Norstan Consulting. In fiscal 2003, we sold our Network Services business. Because of the sale of these business units, their results of operations are reported as discontinued operations for all periods presented.

Results of Operations

      The following table sets forth certain items from our consolidated statements of operations expressed as a percentage of total revenues:

	Years Ended April 30,

	2004	2003	2002

Revenues
Communications Solutions and Services	86.6%	87.1%	87.7%
Resale Services	13.4	12.9	12.3

Total revenues	100.0%	100.0%	100.0%
Cost of sales	71.1	69.9	69.4

Gross margin	28.9	30.1	30.6
Selling, general and administrative expenses	28.9	29.5	29.9
Restructuring and other charges	6.0	—	—

Operating income (loss)	(6.0)%	0.6%	0.7%

Net income (loss) — continuing operations	(4.3)%	(0.1)%	2.7%
Net income (loss) — discontinued operations	0.2%	2.3%	0.3%

Net income (loss)	(4.1)%	2.2%	3.0%

      The following table sets forth the gross margin percentages for each of our business segments:

	Years Ended April 30,

	2004	2003	2002

Communications Solutions and Services	28.0%	29.4%	29.8%
Resale Services	35.1%	34.6%	36.7%

Fiscal 2004 Compared to Fiscal 2003

Continuing Operations

      Revenues. Total revenues from continuing operations decreased approximately $1.1 million or less than 1.0% to $225.8 million in fiscal 2004 from $226.9 million in fiscal 2003.

      Revenues within the Communications Solutions and Services segment decreased $2.2 million or 1.1% to $195.5 million in fiscal 2004 from $197.7 million in fiscal 2003. Revenues from Solutions were down 1.2% year-over-year. Our fiscal 2004 Solutions revenues from customer contact solutions, IP telephony and newer voice solution product offerings were up approximately $18.0 million or 70.0% over fiscal 2003. These increases were offset by lower volume related to our traditional voice solutions product offerings, infrastructure and other products. Service revenues for fiscal 2004 were down less than 1.0% compared to 2003. Our service contract revenues and volume of moves, adds and changes (MAC) were flat year-over-year. In addition, revenues from our professional services and managed communications services were up slightly, generally offset by decreased conferencing and channels activity.

      As previously stated, our Financial Services operations are winding down, and the revenues from it continue to decline. As a result, we are reporting the results of this former business segment as a component of Communications Solutions and Services for all periods presented. Financial Services fiscal 2004 revenues were $2.2 million, down 30.3% from fiscal 2003. This decrease was attributed to our strategic decision not to offer financing directly to our customers.

      Resale Services’ revenues increased $1.1 million or 3.9% to $30.3 million in fiscal 2004, as compared to $29.2 million in fiscal 2003. Revenues for Vibes Technologies, our integrated direct and web-based e-commerce business which remanufactures and resells voice and data equipment, were up 5.9% year-over-year. In addition, our Siemens Resale Services group revenues were up 1.2% in the comparable periods. Opportunities for further growth within this segment include the addition of new product offerings in the portfolio of refurbished voice and data products as well as pursuing business in the federal space with a General Services Administration contract.

      Gross Margin. Norstan’s gross margin decreased $2.9 million or 4.2% to $65.4 million from $68.2 million in fiscal 2003. As a percent of total revenues, gross margin was 28.9% in fiscal 2004 compared to 30.1% in fiscal 2003.

      Gross margin percentages for any specific period of time are affected by numerous factors, including but not limited to, competitive market pricing, product and/or service mix, labor utilization, project cost overruns, and operations spending.

      Communications Solutions and Services gross margin decreased $3.4 million to $54.7 million in fiscal 2004 as compared to $58.1 million in fiscal 2003. Gross margin as a percent of revenues for this segment was 28.0% in fiscal 2004 as compared to 29.4% in fiscal 2003.

      Within this segment, Solutions’ margins were 19.0% and 22.0% in fiscal 2004 and 2003, respectively. This decrease was generally the result of our expansion efforts, changing product mix, continued pricing pressure at point of sale and cost overruns on certain projects. Services’ margins were relatively unchanged in fiscal 2004 at 32.3% as compared to 32.5% in fiscal 2003. During fiscal 2004, Services’ margins were favorably impacted by the restructuring actions taken during the year offset by customer price sensitivity, increased training costs and our changing mix of service offerings.

      Resale Services’ gross margin was up slightly to 35.1% of revenues in fiscal 2004, as compared to 34.6% in fiscal 2003. The increase is primarily the result of changes in the mix of products sold during the comparable periods. Norstan’s alliance with Siemens in the refurbished equipment business terminated at the end of July 2004. Commencing on August 1, 2004, Norstan Resale Services Group now competes directly with Siemens in procurement as well as the resale of refurbished equipment to end users. Although NRSG’s margins or other aspects of its financial performance may be impacted by these changes, management cannot currently assess whether these factors will have a material adverse impact on our results of operations or financial condition.

      Selling, General and Administrative Expenses. Norstan’s selling, general and administrative expenses were $65.3 million in fiscal 2004 compared to $66.8 million in fiscal 2003, a decrease of $1.5 million or 2.2%. As a percent of revenues, selling, general and administrative expenses improved slightly to 28.9% in fiscal 2004, compared to 29.5% in fiscal 2003. The decrease in fiscal 2004 selling, general and administrative expenses was primarily the result of the restructuring efforts undertaken during the year. The resulting reduction in personnel and related costs were somewhat offset by investments we made in fiscal 2004 related to marketing and business development including expansion into certain tier one cities, IP telephony applications and service retention efforts. These lower levels of spending should continue as we closely monitor all of our expenses and as we fully realize the benefit from the restructuring actions taken in fiscal 2004.

      Restructuring and Other Charges. As explained below, we recorded approximately $13.5 million in restructuring and other charges in fiscal 2004. No such charges were recorded in fiscal 2003.

      During the second quarter of fiscal 2004, we recorded restructuring and other charges of $4.2 million, consisting of a restructuring charge of $3.7 million and a write-off of certain fixed assets of approximately $500,000. These charges were primarily within our Communications Solutions and Services segment and relate to actions completed by the end of our second fiscal quarter. The restructuring charge of $3.7 million related to a workforce reduction of approximately 150 people as we continued to right-size our organization and bring our expense structure in-line with anticipated revenues and changing market demand for our solutions and services. This charge consisted of $3.3 million in severance costs and other related employment benefits, together with $400,000 in lease termination and other facility costs. In addition, we recorded a charge of approximately $500,000 for the write-off of certain assets. These assets consisted primarily of non-recoverable capitalized system applications costs and other hardware costs.

      During the fourth quarter of fiscal 2004, we recorded additional restructuring and other charges of $9.4 million. Approximately $7.2 million of this amount was for our reorganization efforts announced in February 2004. Included in these efforts was a reorganization of our Communications Solutions and Services segment to better focus our efforts and to streamline sales and services to improve profitability. Solutions and Services now concentrates customer acquisition and retention efforts into two geographically focused business units. In addition, our sales support and service functions have been realigned to better serve our solutions and services team and our customers’ needs. This restructuring charge includes $2.4 million in costs associated with employee and severance costs related to a workforce reduction of 100 people (80 were terminated as of April 30, 2004), $3.9 million related to facilities exit and other contractual costs, and $831,000 in other asset impairment charges. The remaining $2.2 million charge relates to a claim made by the Universal Services Administrative Company (USAC) regarding a specific E-rate project completed by Norstan. The USAC is seeking a recovery of amounts dispursed by the USAC to Norstan on behalf of one of our customers. We are appealing this claim. However, as we may be required to repay a portion or all of the disputed funding, we have established the requisite reserve (see Note 12 to the Consolidated Financial Statements).

      Interest Expense. Interest expense was $2.3 million in fiscal 2004, as compared to $2.2 million in fiscal 2003. Interest expense is incurred primarily under our long-term credit facilities. Average month-end borrowings outstanding under our long-term credit agreements were $20.0 million in fiscal 2004 and $21.2 million in fiscal 2003. Weighted average interest rates under the long-term credit agreements were 6.1% in fiscal 2004 compared to 6.8% in fiscal 2003. Interest costs in fiscal 2004 increased as compared to 2003 due to higher borrowings and costs under our new credit facility entered into during the current year.

      Other Income (Expense). Net other income of $105,000 was recorded in fiscal 2004 compared to net other expense of $4,000 in fiscal 2003.

      Income Taxes. In fiscal 2004, we recorded a tax benefit from continuing operations of $6.0 million, compared to a tax benefit of $323,000 in fiscal 2003. Fiscal 2004 reflects an effective rate of 38%, representing the effect of the Company’s federal statutory rate adjusted for state income taxes and other permanent tax items. The fiscal 2003 benefit reflects the reduction of certain valuation allowances relating to our capital loss and Canadian net operating loss carryforwards.

      We anticipate recording a tax provision on earnings in fiscal 2005 at an effective tax rate of 38.0% to 39.0%.

      Net Income (Loss) from Continuing Operations. A net loss of $9.8 million or $0.75 per diluted share was reported in fiscal 2004, as compared to a net loss of $404,000 or $0.03 per share in fiscal 2003.

Discontinued Operations

Network Services:

      In July 2002, we sold our Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash as well as other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the amount of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, has been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services results of operations have been reported as discontinued operations for all periods presented.

Consulting:

      During fiscal 2001, we divested our IT consulting business starting in February 2001 with the sale of our 75% interest in Connaissance Consulting to Connaissance’s founder. Terms of the sale required the payment of $3.0 million in cash at closing and delivery of promissory notes drawn in favor of Norstan with an aggregate face amount of $13.0 million maturing on various dates, commencing on April 30, 2001 and ending December 31, 2005. To date, $1.0 million has been collected on one of the notes and the remaining $12.0 million has been fully reserved for, including a charge of $5.0 million recorded during the fourth quarter of fiscal 2002 (see below). The divestiture concluded with the sale of Norstan Consulting on April 30, 2001 to a management group led by Norstan Consulting’s former President and the Company’s former Vice Chairman. Terms of the sale required the payment of $500,000 in cash at closing and delivery of a promissory note drawn in favor of the Company in the face amount of $1.5 million maturing on August 28, 2001. In addition, as part of the transaction, we retained our rights to certain assets and assumed certain liabilities of Norstan Consulting. As of April 30, 2002, the promissory note had been paid in full. The results of these two business units are reported as discontinued operations for all periods presented.

      Summary operating results of discontinued operations were as follows (in thousands):

	Years Ended April 30,

	2004	2003	2002

Revenues	$—	$3,521	$21,282
Cost of sales	—	2,494	14,437

Gross margin	—	1,027	6,845
Selling, general and administrative expenses	—	993	3,394

Operating income	—	34	3,451
Other income (expense), net	—	(1)	—

Net income before taxes	—	33	3,451
Income tax provision	—	13	1,311

Net income from discontinued operations	$—	$20	$2,140

      In addition to the operating results above, we recorded a gain on the disposal of discontinued operations of $366,000, net of tax, in fiscal 2004. This gain on disposal resulted primarily from the sale of certain properties we received as part of the Vadini settlement related to the February 2002 arbitration award (see Note 12 to the Consolidated Financial Statements).

      In fiscal 2003, we recorded a net gain on the disposal of discontinued operations of $5.3 million. The gain on disposal included the following: (i) a pre-tax gain on the sale of Norstan’s Network Services business of $5.5 million ($5.0 million after tax), (ii) a $591,000 gain, net of tax, related to payments on the promissory note we received as part of the PRIMA Consulting arbitration settlement of February 2002, and (iii) a $269,000 net loss related to additional costs incurred in the disposition of Connaissance Consulting. The after-tax gain on the sale of our Network Services business reflects the reversal of a $1.9 million tax valuation allowance which had been previously established for our capital loss carryforwards. The sale of the Network Services business allowed us to fully utilize these capital loss carryforwards.

      We also recorded a $1.2 million loss on disposal of discontinued operations in fiscal 2002. The loss on disposal includes the following: (i) a pre-tax charge of $5.0 million ($3.1 million after tax) for an additional reserve on the remaining promissory note receivable from the sale of Connaissance Consulting, and (ii) a pre-tax gain of $3.0 million ($1.9 million after tax) from the arbitration settlement related to PRIMA Consulting (see Note 12 to the Consolidated Financial Statements). During the fourth quarter of fiscal 2002, the purchaser of Connaissance Consulting defaulted on payments then due. We held discussions with the purchaser, and, based upon these discussions and review of the purchaser’s financial position, management determined that a reserve was required for the remaining amount of the promissory note.

      Net Income (Loss). For fiscal 2004, we reported a net loss of $9.4 million, or $0.72 per diluted share, as compared to net income of $4.9 million, or $0.39 per diluted share in fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

      Revenues. Total revenues from continuing operations decreased $20.6 million or 8.3% to $226.9 million in fiscal 2003 from $247.5 million in fiscal 2002.

      Revenues within the Communications Solutions and Services segment decreased 8.9% to $197.7 million in fiscal 2003, from $217.1 million in fiscal 2002. Revenues from Solutions’ product offerings were down 7.6% year-over-year as a result of lower revenues in our legacy product offerings, somewhat offset by increased revenues from more recent additions to our portfolio. Services revenues were down 8.3% due to a decrease in revenues from our service contracts, MAC (moves, adds and changes) and convergence/professional services partially offset by increased channels activity and managed communications services.

      Resale Services revenues decreased $1.2 million or 3.9% to $29.2 million in fiscal 2003, as compared to $30.4 million in fiscal 2002. Revenues from Vibes Technologies were up 4.2% year-over-year. This was offset by a 13.1% decrease in revenues in our Siemens Resale Services group.

      Gross Margin. Our gross margin decreased $7.6 million or 10.0% to $68.2 million from $75.9 million in fiscal 2002. As a percent of total revenues, gross margin was 30.1% in fiscal 2003 compared to 30.6% in fiscal 2002. Overall, fiscal 2003 gross margin percentages were positively affected, as compared to fiscal 2002, by a reduction in incentive compensation for our operations departments resulting from our lower than expected performance.

      Gross margin for Communications Solutions and Services decreased $6.6 million to $58.1 million in fiscal 2003 as compared to $64.7 million for fiscal 2002. Gross margin as a percent of revenues for this segment were 29.4% in fiscal 2003 as compared to 29.8% in fiscal 2002.

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

      Resale Services’ gross margin was down slightly to 34.6% of revenues in fiscal 2003, as compared to 36.7% in fiscal 2002 primarily as a result of a change in the mix of products sold during the comparable periods.

      Selling, General and Administrative Expenses. Norstan’s selling, general and administrative expenses were $66.8 million in fiscal 2003 and $73.9 million in fiscal 2002, a decrease of $7.1 million or 9.7%. As a percent of revenues, selling, general and administrative expenses improved slightly to 29.5% in fiscal 2003, compared to 29.9% in fiscal 2002. The decrease in selling, general and administrative expenses was the result of significantly lower incentive compensation expense in fiscal 2003 as compared to fiscal 2002, as well as continued efforts to right size our operations in light of the current economic environment. At the same time during fiscal 2003, we made investments in expansion into tier one cities, acquisition of assets in IP application development, and additional service sales initiatives and customer retention specialists.

      Interest Expense. Interest expense decreased significantly in fiscal 2003 to $2.2 million, as compared to $4.9 million in fiscal 2002. Interest expense is incurred primarily under our long-term credit facility. Average month-end borrowings outstanding under our long-term credit agreements were $21.2 million in fiscal 2003 and $45.0 million in fiscal 2002. Weighted average interest rates under our long-term credit agreements were 6.8% in fiscal 2003 compared to 9.3% in fiscal 2002.

      Other Income (Expense). Net other expense of $4,000 was recorded in fiscal 2003 as compared to net other income of $651,000 in fiscal 2002. Fiscal 2002 net other income reflects interest income earned on certain promissory notes.

      Income Taxes. In fiscal 2003, we recorded a tax benefit from continuing operations of $323,000, compared to a tax benefit of $8.9 million in fiscal 2002. Fiscal 2003 reflects an effective rate of 39%, representing the effect of our federal statutory rate adjusted for state income taxes and other permanent tax items. In addition, the tax benefit recorded in fiscal 2003 reflects the reduction of certain valuation allowances relating to our capital loss and Canadian net operating loss carryforwards. The fiscal 2002 benefit reflects the reduction of the valuation allowance principally associated with our U.S. net operating loss carryforward.

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

      Net Income. For fiscal 2003, we reported net income of $4.9 million or $0.39 per diluted share, as compared to net income of $7.5 million or $0.59 per diluted share for fiscal 2002.

Application of Critical Accounting Policies

      The Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 4 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, valuation of deferred tax assets, valuation of accounts receivable and estimation of restructuring costs associated with facility closures and workforce reductions. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. The following is a brief discussion of the more significant accounting policies and methods used by Norstan which require the most subjective and complex judgments. We consider these to be critical and changes in applications of these policies could result in materially different amounts being reported under different conditions or using different assumptions.

      Revenue Recognition. Norstan’s principal sources of revenues are derived from the sale, installation and service of our full range of voice and data technologies and services. Within our Communications Solutions and Services segment, revenues from the sale and installation of products and systems are generally recognized under the percentage-of-completion method of accounting for long-term contracts and revenues from maintenance service contracts, moves, adds, and changes, and professional services, are recognized as the services are provided and revenues from the sale of IP application software are generally recognized upon delivery. At April 30, 2004, we had backlog of approximately $19.2 million relating to contracts in process of completion. Service contracts are generally pre-billed either on a quarterly or annual basis and are reflected on the balance sheet as deferred revenue and recognized as revenue over the service period on a straight-line basis. Resale Services’ revenues generated from the secondary equipment market are recognized upon performance of contractual obligations, which is generally upon shipment.

      If we do not accurately estimate the resources required and the scope of work to be performed, or we do not manage our projects properly within the planned periods of time or satisfy our obligations under our customer contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our financial condition and results of operations and would be reflected in the period in which they were identified or incurred.

      Valuation of Deferred Tax Assets. Norstan recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At April 30, 2004, we had $19.0 million in net deferred tax assets, including $7.5 million relating to net operating loss carryforwards. We regularly review our deferred tax assets for recoverability and establish valuation allowances based on historical taxable income, projected future taxable income by tax jurisdiction, and the expected timing of the reversals of existing temporary differences. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. In the event that actual results differ from our estimates or that these estimates are adjusted in future periods or if uncertainties arise related to our ability to utilize some or all of the deferred tax assets, we may need to establish additional valuation allowances which could materially impact our financial condition and results of operations. To the extent a valuation allowance is established in a given period, an expense within the tax provision in the statement of operations is recorded. Conversely, when a valuation allowance is reduced, a tax benefit is recorded in the statement of operations.

      In the event that actual results differ significantly from our estimates of future operating results or that these estimates are adjusted in future periods or if uncertainties arise related to the Company’s ability to utilize some or all of the deferred tax assets, we may need to establish additional valuation allowances for some or all of our net deferred tax assets which could materially impact our financial condition and results of operations.

      Valuation of Accounts Receivable. Norstan typically performs credit checks on new install contract customers with orders greater than $100,000. Credit limits are assessed according to current creditworthiness including, but not limited to, the customer’s current financial condition, working capital and payment histories. Collection activity for service contract customers is performed on an ongoing basis with payments generally due in advance of service commencement. In addition, we have a “service hold” policy if a customer is in default of its payment obligation and has provided no immediate commitment to pay. Bad debt reserves are established and continuously evaluated based on customer collections and payments, historical experience and any specific customer collection issues that may have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to have similar experience. In addition, a material change in the liquidity or financial position of any of our major customers or any adverse change in general economic conditions could have a material impact on the collectibility of accounts receivable and future operating results.

      Restructuring and Other Charges. In fiscal 2004, Norstan initiated certain restructuring actions, including workforce reductions, lease terminations, other facility exit and contractual costs and asset impairment charges. These restructuring actions require our management to utilize significant estimates related to the expenses for severance and other employee separation costs, facility exit and other exit costs, the amount and timing of estimated sublease rentals that could be reasonably obtained and realizable values of assets made redundant or obsolete. Total accrued restructuring and other charges at April 30, 2004 totaled $8.6 million, of which $4.0 million relates to facility exit and other contractual costs. Included in our accrued restructuring accrual is an estimate of remaining future contractual lease payments. As required by generally accepted accounting principles, we have estimated sublease rentals that could be reasonably received upon sublease of the applicable facilities. We estimated such sublease rentals through the remaining terms of the underlying lease agreements to be approximately $4.8 million at April 30, 2004. Should any of the assumptions (such as the sublease rate or timing) utilized by us to determine estimated sublease rentals be significantly different than ultimate results, our results of operations and cash flows could be significantly impacted.

Liquidity and Capital Resources

      General. We have historically funded our working capital needs, capital expenditures and other investment activities through cash flows generated from operations, net proceeds from lease contracts, borrowings from long-term credit facilities and more recently, proceeds from dispositions of discontinued operations. As we move forward, we anticipate that funds generated from operations and borrowing capabilities under our current credit agreement should be sufficient to fund anticipated operating activities, planned capital expenditures and scheduled debt repayments. In connection with the termination of the alliance with Siemens for refurbished equipment effective at the end of July 2004, we anticipate incremental working capital requirements of approximately $2.0 to $3.0 million related to accounts receivable and inventory. As of April 30, 2004, we had cash totaling $2.7 million and access to $5.0 million to draw upon under our revolving credit facility.

      Sources and Uses of Cash. Continuing operations utilized net cash of $3.0 million in fiscal 2004 and provided net cash of $2.1 million and $14.7 million during fiscal 2003 and 2002, respectively. These decreases are primarily the result of the decline in our operating results as we reported a net loss from continuing operations of $9.8 million in fiscal 2004 and $404,000 in fiscal 2003 as compared to net income of $6.6 million in fiscal 2002.

      Investing activities provided net cash of $2.4 million, $6.7 million and $17.5 million in fiscal 2004, 2003 and 2002, respectively. This continued decrease in cash provided by investing activities is due primarily to the reduction in proceeds from lease contracts; $6.9 million in fiscal 2004 as compared to $13.4 million and $25.6 million in fiscal 2003 and 2002, respectively. Historically, our lease portfolio has been a significant source of cash for our business. However, it will continue to decrease over the next few fiscal years as our leasing activity winds down with projected cash provided from lease collections of approximately $4.6 million in fiscal 2005.

      Financing activities provided net cash of $2.3 million in fiscal 2004 as compared to utilizing net cash of $18.0 million and $35.8 million in fiscal 2003 and 2002, respectively. These changes in year-over-year cash provided by/used for financing activities are the result of changes in the nature of our bank financing and leasing debt positions. During fiscal 2003 and 2002, we were able to significantly reduce our long-term debt using both cash provided by continuing operations and investing activities as well as cash provided by dispositions of certain discontinued operations. However, in fiscal 2004, the net cash we utilized in continuing operations, including payments relating to the restructuring and other charges recorded, as well as investments in both our presence in certain tier one cities and our Convergence Development Group, were financed primarily by cash provided by our lease portfolio and additional borrowings under our long-term credit facility. In addition, as our leasing activity winds down, we are no longer borrowing additional funds based on lease receivables. New borrowings related to our lease receivables were $3.6 million in fiscal 2003 while there were no new discounted lease rental borrowings during fiscal 2004 and 2002.

      On December 10, 2003, we entered into a new five year $27.5 million secured credit agreement with Wells Fargo Foothill, Inc. consisting of the following components: A) a $5.0 million revolving credit facility, and B) a $22.5 million term loan payable in 30 monthly installments of $333,333 beginning on February 1, 2004, with the remaining unpaid principal due and payable upon maturity at December 9, 2008. Availability under the revolving credit facility is generally based on a percentage of eligible recurring service and maintenance revenues, as defined. This credit agreement is secured by substantially all of our assets.

      The $5.0 million revolving credit facility currently bears interest at the bank’s reference rate plus 2.0% or LIBOR plus 4.0% with provisions for future rate reductions based on certain of our financial ratios. The term loan bears interest at the bank’s reference rate plus 3.5%. Annual unused line fees on the revolver are 0.5% and other monthly and annual fees are due to the lender throughout the duration of the agreement. In addition, we are required to meet certain financial and other covenants, including maintaining $2.0 million in excess availability. The agreement requires us to maintain, on a quarterly basis, minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and limits our capital expenditures on an annual basis. As of April 30, 2004, borrowings under this agreement were $20.8 million with an average interest rate of 7.5%. We were in compliance with all applicable financial covenants as of April 30, 2004.

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

      During the periods presented in this annual report, prior to December 10, 2003, Norstan operated under a previous credit agreement with certain banks, as amended from time to time, consisting of a revolving line of credit and term loan, each secured by substantially all the assets of Norstan. The previous credit agreement provided for interest at various rates ranging from the banks’ reference rate plus 0.5% to the reference rate plus 2.0%, or the Eurodollar rate advance plus 2.5% to the Eurodollar rate advance plus 4.0%, plus annual commitment fees ranging from 0.375% to 0.25%.

      In addition to our cash flows from continuing operations, we have had a significant amount of cash provided by the disposition of discontinued operations during the past few fiscal years. For fiscal 2004, cash provided by discontinued operations was $382,000 as compared to $8.7 million and $3.4 million in fiscal 2003 and 2002, respectively. While we have divested ourselves of our non-strategic business units, we have retained certain assets from these transactions that will be a source of cash in the future when they are monetized and payments are received.

      We believe that a combination of cash expected to be generated from operations and borrowing capacity available under our current financing arrangements will be adequate to fund anticipated operating activities, capital expenditures and debt repayments until at least April 30, 2005. There is no assurance that additional financing, if needed, will be available in the future on acceptable terms.

      Capital Expenditures. We used $2.9 million for capital expenditures during fiscal 2004 as compared to $5.2 million and $5.1 million in fiscal 2003 and 2002, respectively. These expenditures were primarily for computer hardware and software systems. We currently expect capital expenditures of approximately $4.0 to $5.0 million in fiscal 2005, which will be financed by cash from operations or from borrowings under our long-term credit facility.

      Investment in Lease Contracts. Norstan has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company continues to wind down its leasing activities and provide its customers with financing through Citicapital Technology Finance, Inc. As a result, there was only $97,000 invested in lease contracts in fiscal 2004 as compared to $235,000 and $3.0 million in fiscal 2003 and 2002, respectively. Net lease receivables decreased to $5.6 million at April 30, 2004 from $12.3 million at April 30, 2003. We have historically utilized our lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $3.6 million at April 30, 2004 (of which $2.8 million is current and will be due in fiscal 2005) as compared to $8.5 million at April 30, 2003. Interest rates on these credit agreements at April 30, 2004 ranged from 6.0% to 8.0%, while payments are due in varying monthly installments through March 2007. Payments due to financial institutions are made from monthly collections of lease receivables from customers. We also sold certain leases to a third party on a nonrecourse basis during July and August 2001. Total proceeds from these sales were $6.4 million which is reflected on the Consolidated Statements of Cash Flow in “Financing Activities”.

Acquisition

      In March 2003, we purchased certain assets and intellectual property from NetCom Systems, Inc. (NetCom) related to NetCom’s voice over Internet Protocol (IP) telephony applications software operations. This group is involved in the development of applications that increase the effectiveness and productivity of IP communications systems. The software assets purchased as part of this transaction include the NetCom Internet Protocol Application (NIPA) Framework — an IP application framework/ architecture which provides a base for the development of efficient and effective IP solutions. Currently, the NIPA Framework is used specifically with Cisco’s AVVID enterprise architecture; however, it can be interfaced with multiple manufacturers of IP solutions. In addition to the NIPA Framework, we acquired certain applications which have been developed to effectively meet specific needs of IP telephony users, including; Soft BossAdmin, IP ZonePage, IP Call Block, IP 911 Alert, IP Dial-Out and IP GMS (Guest Management Services). The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing, $1.1 million paid in the first quarter of fiscal 2004 and guaranteed payments of $800,000 payable over the next two years ($400,000 paid April 2004 with the remaining $400,000 due April 2005). The purchase agreement provides that we may pay additional purchase consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. At our discretion, up to 50% of any contingent consideration may be paid in shares of Norstan’s common stock. We have and will continue to fund the purchase of these assets from borrowings under our credit facility. We also hired certain key NetCom personnel who were involved in development of IP telephony applications software. In fiscal 2003, we recorded $2.6 million for intangible assets relating to proprietary technology and $400,000 in goodwill relating to the $3.0 million acquisition consideration. This group is doing business as Norstan Convergence Development Group and its results of operations are included in our Communications Solutions and Services segment.

Contractual Obligations and Commitments

      We have various contractual obligations and commitments to make future payments including debt agreements, lease obligations and discounted lease rental commitments. The following table summarizes future obligations under these contracts due by period as of April 30, 2004 (in thousands):

	Years Ending April 30,

					2009 and
	2005	2006	2007	2008	Thereafter	Total

Bank debt	$4,000	$4,000	$1,000	$—	$11,833	$20,833
Operating leases	5,924	5,073	3,778	3,439	7,450	25,664
Other debt	400	—	—	—	—	400
Discounted lease rentals	2,802	727	23	—	—	3,552
Other contractual obligations(a)	765	258	258	—	—	1,281

Total contractual obligations	$13,891	$10,058	$5,059	$3,439	$19,283	$51,730

(a)	Other contractual obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other contractual obligations exclude agreements that are cancelable without penalty.

      We do not currently have any other material definitive commitments that require cash resources.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than operating leases disclosed above, that are material to investors.

Recently Issued Accounting Standards

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity (VIE) to be consolidated when a company is subject to the majority of the risk of loss from the VIE’s activities or is entitled to receive the majority of the entity’s residual returns, or both. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. The adoption of FIN 46R did not have a material impact on our consolidated results of operations, financial position or cash flows as we do not have a VIE.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective September 30, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Forward-Looking Statements

      From time to time, we may publish forward-looking statements. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from such statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, Norstan notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, developments and results of our business include the following: national and regional economic conditions; pending and future legislation affecting the telecommunications industries; Norstan’s business in Canada; the stability of foreign governments; market acceptance of our products and services; factors related to the development of new technologies; our continued ability to provide integrated communication solutions for customers in a dynamic industry; product pricing and margins, including uncertain impact of the termination of the alliance with Siemens on the margins in the Norstan Resale Services Group business; labor costs; funding and sourcing of adequate inventory; access to adequate additional financing, if needed; management of growth; integration of acquisitions; and other competitive factors. The foregoing list is not exhaustive, and we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements. Because these and other factors could affect our operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

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

Interest Rate Risk

      For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not results of operations or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of fixed rate debt will not have an effect on results of operations or cash flows until we decide, or are required, to refinance such debt.

      For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. We had variable rate debt of $20.8 million outstanding at April 30, 2004 with a weighted average interest rate of 7.5%. Assuming our balance of variable rate debt remains constant at $20.8 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in pre-tax cash flows, of $208,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in pre-tax cash flows of $208,000.

      We have periodically financed customer equipment purchases with fixed rate, sales-type leases. The resulting stream of future lease payments was, in turn, used to borrow funds from financial institutions at fixed rates. We are not exposed to interest rate risk in connection with these arrangements because: (i) both the leases and the debt are at fixed interest rates; and (ii) we typically entered into lending arrangements shortly after execution of the related leases.

      The table appearing below presents principal amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Notes 6 and 7 of the Notes to Consolidated Financial Statements (in thousands).

	Years Ending April 30,

	2005	2006	2007	2008	2009	Total	Fair Value

Revolving credit facility (variable: currently 6.0%)	$—	$—	$—	$—	$—	$—	$—
Term loan
(variable: currently 7.50%)	4,000	4,000	1,000	—	11,800	20,800	20,800
							7.50%
Other long-term debt
(fixed: currently 0.0%)	400	—	—	—	—	400	400
							7.50%
Discounted lease rentals
(fixed: currently 7.47%)	2,800	700	100	—	—	3,600	3,400
							7.50%

Total debt obligations	$7,200	$4,700	$1,100	$—	$11,800	$24,800	$24,600

Foreign Currency Risk

      We are exposed to foreign currency rate risk. Substantially all foreign exchange exposure is related to the value of the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar have improved in fiscal 2004 as compared to the average rates during fiscal 2003.

      Assets and liabilities outside the United States are located primarily in Canada. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The potential loss in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate would not materially affect our consolidated financial position, results of operations or cash flows. Any gain or loss in fair value, associated with the Canadian dollar would be recorded as a separate component of shareholders’ equity.

      During fiscal 2004, 2003 and 2002, the average exchange rates for the Canadian dollar strengthened (weakened) against the U.S. dollar as follows:

	Years Ended April 30,

	2004	2003	2002

Increase (Decrease)	.0942	.0106	(.0228)
	14.5%	1.7%	(3.4)%

Derivative Financial Instruments

      We do not purchase or hold any derivative financial instruments for trading or speculative purposes. We also currently do not have any derivative financial instruments in place to manage interest costs, but may consider utilizing such instruments in the future as a means to manage interest rate risk.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Norstan, Inc.

      We have audited the accompanying consolidated balance sheets of Norstan, Inc. and subsidiaries (the “Company”) as of April 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Minneapolis, Minnesota

July 22, 2004

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended April 30,

	2004	2003	2002

REVENUES
Communications Solutions and Services	$195,509	$197,688	$217,095
Resale Services	30,340	29,208	30,402

Total Revenues	225,849	226,896	247,497

COST OF SALES
Communications Solutions and Services	140,790	139,542	152,394
Resale Services	19,696	19,111	19,246

Total Cost of Sales	160,486	158,653	171,640

GROSS MARGIN
Communications Solutions and Services	54,719	58,146	64,701
Resale Services	10,644	10,097	11,156

Total Gross Margin	65,363	68,243	75,857

Selling, general and administrative expenses	65,319	66,781	73,917
Restructuring and other charges (Note 5)	13,548	—	—

OPERATING INCOME (LOSS)	(13,504)	1,462	1,940
Interest expense	(2,346)	(2,185)	(4,887)
Other income (expense), net	105	(4)	651

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,745)	(727)	(2,296)
Income tax benefit	(5,983)	(323)	(8,936)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,762)	(404)	6,640

DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax provision of $13 in 2003 and $1,311 in 2002	—	20	2,140
Gain (loss) on disposal of discontinued operations, net of tax provision of $224 and $768 in 2004 and 2003 and benefit of $760 in 2002	366	5,276	(1,240)

NET INCOME (LOSS)	$(9,396)	$4,892	$7,540

NET INCOME (LOSS) PER SHARE — BASIC
CONTINUING OPERATIONS	$(0.75)	$(0.03)	$0.55
DISCONTINUED OPERATIONS	0.03	0.42	0.07

NET INCOME (LOSS) PER SHARE — BASIC	$(0.72)	$0.39	$0.62

NET INCOME (LOSS) PER SHARE — DILUTED
CONTINUING OPERATIONS	$(0.75)	$(0.03)	$0.52
DISCONTINUED OPERATIONS	0.03	0.42	0.07

NET INCOME (LOSS) PER SHARE — DILUTED	$(0.72)	$0.39	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	13,056	12,492	12,149

DILUTED	13,056	12,492	12,823

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	As of April 30,

	2004	2003

ASSETS
CURRENT ASSETS
Cash	$2,724	$1,185
Accounts receivable, net of allowances for doubtful accounts of $719 and $965	32,795	33,523
Lease receivables	4,603	6,846
Inventories	8,999	7,248
Costs and estimated earnings in excess of billings of $8,875 and $10,344	4,786	5,746
Deferred income taxes	5,985	2,639
Prepaid expenses, deposits and other	5,770	5,216
Net current assets of discontinued operations	627	—

Total Current Assets	66,289	62,403

Property and equipment	84,423	89,988
Less — accumulated depreciation and amortization	(71,242)	(72,304)

Net Property and Equipment	13,181	17,684

OTHER ASSETS
Goodwill	4,477	4,379
Lease receivables, net of current portion	1,020	5,503
Deferred income taxes	12,979	10,563
Net non-current assets of discontinued operations	—	693
Other	2,498	2,735

Total Other Assets	20,974	23,873

TOTAL ASSETS	$100,444	$103,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$4,400	$1,641
Current maturities of discounted lease rentals	2,802	4,897
Accounts payable	11,990	14,465
Deferred revenue	21,769	21,521
Accrued liabilities:
Salaries and wages	3,095	5,171
Other liabilities	11,856	6,166
Net current liabilities of discontinued operations	—	150
Billings in excess of costs and estimated earnings of $17,078 and $13,832	8,291	6,827

Total Current Liabilities	64,203	60,838
LONG-TERM DEBT, net of current maturities	16,833	15,600
DISCOUNTED LEASE RENTALS, net of current maturities	750	3,600
NET NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	100	—
OTHER LIABILITIES	3,003	332

Total Liabilities	84,889	80,370

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Common stock — $.10 par value; 40,000,000 authorized shares; 13,365,326 and 12,784,122 shares issued and outstanding	1,337	1,278
Capital in excess of par value	58,474	56,891
Accumulated deficit	(41,916)	(32,520)
Unamortized cost of stock	(372)	(134)
Accumulated other comprehensive loss	(1,968)	(1,925)

Total Shareholders’ Equity	15,555	23,590

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,444	$103,960

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

		Common Stock					Accumulated
				Capital in		Unamortized	Other
	Comprehensive	Shares		Excess of	Accumulated	Cost of	Comprehensive
	Income (Loss)	Outstanding	Amount	Par Value	Deficit	Stock	Income (Loss)	Total

Balance at April 30, 2001		12,221	$1,222	$55,298	$(44,952)	$(1,438)	$(2,045)	$8,085
Net income	$7,540	—	—	—	7,540	—	—	7,540
Stock issued for employee benefit plans		209	21	515	—	764	—	1,300
Related income tax cost		—	—	(112)	—	—	—	(112)
Issuance of stock warrants		—	—	155	—	—	—	155
Foreign currency translation adjustments	(52)	—	—	—	—	—	(52)	(52)

Comprehensive income	$7,488

Balance at April 30, 2002		12,430	1,243	55,856	(37,412)	(674)	(2,097)	16,916
Net income	$4,892	—	—	—	4,892	—	—	4,892
Stock issued for employee benefit plans		354	35	898	—	540	—	1,473
Related income tax cost		—	—	137	—	—	—	137
Foreign currency translation adjustments	172	—	—	—	—	—	172	172

Comprehensive income	$5,064

Balance at April 30, 2003		12,784	1,278	56,891	(32,520)	(134)	(1,925)	23,590
Net loss	$(9,396)	—	—	—	(9,396)	—	—	(9,396)
Stock issued for employee benefit plans		481	49	1,141	—	(238)	—	952
Related income tax cost		—	—	181	—	—	—	181
Issuance of common stock		100	10	261	—	—	—	271
Foreign currency translation adjustments	(43)	—	—	—	—	—	(43)	(43)

Comprehensive loss	$(9,439)

Balance at April 30, 2004		13,365	$1,337	$58,474	$(41,916)	$(372)	$(1,968)	$15,555

      The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended April 30,

	2004	2003	2002

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(9,762)	$(404)	$6,640
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) continuing operating activities:
Restructuring and other charges	13,548	—	—
Depreciation and amortization	8,252	9,480	13,963
Deferred income taxes	(5,769)	73	(511)
Changes in operating items:
Accounts receivable	837	(3,418)	7,554
Inventories	(1,702)	(2,867)	1,876
Costs and estimated earnings in excess of billings	989	(942)	3,445
Prepaid expenses, deposits and other	(544)	1,551	(1,159)
Accounts payable	(2,568)	(1,324)	(12,498)
Deferred revenue	139	(18)	(710)
Accrued liabilities	(6,721)	(8,711)	6,277
Income taxes payable/receivable	(498)	7,761	(7,873)
Billings in excess of costs and estimated earnings	1,429	1,113	(2,605)
Other, net	(625)	(187)	266

Net cash provided by (used for) continuing operating activities	(2,995)	2,107	14,665

INVESTING ACTIVITIES
Additions to property and equipment	(2,909)	(5,241)	(5,098)
Cash paid for acquisition	(1,500)	(1,153)	—
Investment in lease contracts	(97)	(235)	(3,002)
Proceeds from lease contracts	6,914	13,368	25,618

Net cash provided by investing activities	2,408	6,739	17,518

FINANCING ACTIVITIES
Proceeds from the sale of leases	—	—	6,429
Borrowings on long-term debt	68,286	158,780	314,663
Repayments of long-term debt	(62,068)	(172,571)	(344,307)
Borrowings on discounted lease rentals	—	3,620	—
Repayments of discounted lease rentals	(5,029)	(8,752)	(13,237)
Proceeds from sale of common stock, net	1,090	933	692

Net cash provided by (used for) financing activities	2,279	(17,990)	(35,760)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(535)	(266)	11

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	1,157	(9,410)	(3,566)
NET CASH FLOW FROM DISCONTINUED OPERATIONS	382	8,659	3,396
CASH AT BEGINNING OF YEAR	1,185	1,936	2,106

CASH AT END OF YEAR	$2,724	$1,185	$1,936

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business:

      Norstan, Inc. (Norstan, the Company, we, us, or our) is a full-service communications solutions and services company delivering voice and data technologies and services, and remanufactured equipment to corporate end-users and public sector companies. Norstan offers a full range of technologies for customer contact solutions and converged solutions, including applications such as messaging, conferencing and enterprise mobility. Additionally, we provide a host of communications services including ProtectNet® Life Cycle services, project management, implementation, field delivery, voice and data network monitoring, and managed and professional services.

      Norstan operates principally through its subsidiaries: Norstan Communications, Inc., Norstan Canada, Ltd., Vibes Technologies, Inc. and Norstan Financial Services, Inc. Headquartered in Minnetonka, Minnesota, we have sales and services locations in the United States and Canada. Norstan’s common stock is listed on the NASDAQ stock market under the symbol NRRD. Our mission is to improve the way our customers communicate. We offer a broad array of technology platforms, software solutions and on-going system maintenance services. Currently, we work with approximately 2,400 key customers, and have serviced approximately 12,000 sites over the past two years. We draw customers from a variety of industry groups.

      We have established strategic relationships with market leading communications manufacturers that enable our ability to offer best-in-class, custom-tailored solutions to our customers. Norstan maintains 25 sales and service locations and 5 distribution centers in the United States and Canada. We serve numerous customer sites across a broad range of industries and focus our marketing efforts on middle-market and Fortune 2000 companies with complex technology and communications requirements. We believe our service capabilities will enable Norstan to capture a greater portion of each customer’s communication budgets in the future, as well as, provide other growth opportunities through multi-channel marketing.

Note 2 — Acquisition

      In March 2003, we purchased certain assets and intellectual property from NetCom Systems, Inc. (NetCom) related to NetCom’s voice over IP telephony applications software operations. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing and $1.1 million 120 days after the closing and guaranteed payments of $800,000 payable over the next two years ($400,000 paid April 2004 with the remaining $400,000 due April 2005). The purchase agreement provides that we may pay NetCom contingent consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. At our discretion, up to 50% of any contingent consideration may be paid in shares of Norstan’s common stock. We have and will continue to fund the purchase of these assets from borrowings under our credit facility. We also hired certain key NetCom personnel who were involved in NetCom’s development of IP telephony applications software. This group is doing business as Norstan Convergence Development Group and its results of operations are included in our Communications Solutions and Services segment.

      The following table summarizes the fair value of the assets acquired as determined by an independent appraisal (in thousands):

Amortizable intangible assets	$2,600
Goodwill	400

$3,000

      The amortizable intangible assets relating to proprietary technology are being amortized over five years on a straight-line basis. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142,

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Goodwill and Other Intangible Assets,” the goodwill acquired in the acquisition is not amortized. Any contingent consideration that we may be required to pay will be accounted for as additional goodwill. The intangible assets and goodwill acquired have been allocated to our Communications Solutions and Services business segment. Pro forma results related to the acquisition were not material to our financial condition or results of operations.

Note 3 — Discontinued Operations

Network Services:

      In February 2002, we agreed to sell our Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. The transaction was effective on July 1, 2002. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash as well as other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the amount of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, has been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. Network Services provided multiple source long distance services and related consulting and professional services. Because of the sale of this business unit, Network Services results of operations have been reported as discontinued operations for all periods presented.

Consulting:

      During fiscal 2001, we divested our IT consulting business in order to focus on our core competencies of providing communications technology services and solutions to direct enterprise customers and channel partners. In addition to refocusing our strategy, the absence of realized synergies between our communications and IT consulting businesses and recurring losses within the consulting business contributed to our decision to divest of this non-strategic business segment. Our IT consulting business results are reported as discontinued operations for all periods presented.

Financial Information Related to Discontinued Operations:

      Net assets (liabilities) of discontinued operations included the following (in thousands):

	As of April 30,

	2004	2003

Assets:
Cash, accounts receivable and inventories	$5	$56
Notes receivable	899	1,064
Liabilities:
Accrued liabilities:
Future lease obligations	(170)	(269)
Other liabilities	(207)	(308)

Net assets of discontinued operations	527	543
Less: Current portion liabilities (assets)	(627)	150

Net non-current assets (liabilities) of discontinued operations	$(100)	$693

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary operating results of discontinued operations were as follows (in thousands):

	Years Ended April 30,

	2004	2003	2002

Revenues	$—	$3,521	$21,282
Cost of sales	—	2,494	14,437

Gross margin	—	1,027	6,845
Selling, general and administrative expenses	—	993	3,394

Operating income	—	34	3,451
Other income (expense), net	—	(1)	—

Net income before taxes	—	33	3,451
Income tax provision	—	13	1,311

Net income from discontinued operations	$—	$20	$2,140

      In addition to the operating results above, we recorded a gain on the disposal of discontinued operations of $366,000, net of tax, in fiscal 2004. This gain on disposal resulted primarily from the sale of certain properties we received as part of the Vadini settlement related to the February 2002 arbitration award (see Note 12).

      In fiscal 2003, we recorded a net gain on the disposal of discontinued operations of $5.3 million. The gain on disposal included the following: (i) a pre-tax gain on the sale of Norstan’s Network Services business of $5.5 million ($5.0 million after tax), (ii) a $591,000 gain, net of tax, related to payments on the promissory note we received as part of the PRIMA Consulting arbitration settlement of February 25, 2002, and (iii) a $269,000 net loss related to additional costs incurred in the disposition of our consulting business. The after-tax gain on the sale of Network Services business reflects the reversal of a $1.9 million tax valuation allowance which had been previously established for our capital loss carryforwards. The sale of the Network Services business allowed us to fully utilize these capital loss carryforwards.

      We also recorded a $1.2 million loss on disposal of discontinued operations in fiscal 2002. The loss on disposal includes the following: (i) a pre-tax charge of $5.0 million ($3.1 million after tax) for an additional reserve on the remaining promissory note receivable from the sale of Connaissance Consulting, and (ii) a pre-tax gain of $3.0 million ($1.9 million after tax) from the arbitration settlement related to PRIMA Consulting (see Note 12). During fiscal 2002, the purchaser of one of our IT consulting businesses defaulted on payments then due. We held discussions with the purchaser, and, based upon these discussions and review of the purchaser’s financial position, management determined that a reserve was required for the remaining amount of the promissory note.

Note 4 — Summary of Significant Accounting Policies:

Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of Norstan, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:

      The preparation of our financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation, depreciable lives of property and equipment, valuation of deferred tax assets, warranty reserves, estimates of percentage of completion under long-term contracts and others. Ultimate results could differ from those estimates.

Revenue Recognition:

      Within our Communications Solutions and Services business segment, revenues from the sale and installation of products and systems are recognized under the percentage-of-completion method of accounting for long-term contracts. Revenues from maintenance service contracts, moves, adds, and changes, and network integration services, are recognized as the services are provided and financial services’ revenues are recognized over the life of the related lease receivables using the effective interest method. Resale Services’ revenues are generated from the secondary equipment market and are recognized upon performance of contractual obligations, which is generally upon shipment. In addition, we grant credit to our customers and generally do not require collateral or any other security to support amounts due.

Fair Value of Financial Instruments:

      Fair values of financial instruments, including long-term obligations, lease receivables and trade receivables, approximated their carrying values at April 30, 2004 and 2003 because of their short maturity or variable interest rate nature, except for discounted lease rentals for which book value was $3.6 million and $8.5 million as compared to estimated fair value of $3.4 million and $7.9 million as of April 30, 2004 and 2003, respectively.

Inventories:

      Inventories include purchased parts and equipment and are stated at the lower of cost, determined on a weighted-average cost basis, or estimated realizable value.

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

      Pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” in determining whether an impairment has occurred, our policy is to evaluate, at each balance sheet date, whether events and circumstances have taken place to indicate that the book value of our assets may not be recoverable. If such indicators were present, impairment would be assessed using estimates of undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the book values of the assets, the assets would be written down to their estimated fair values. There were no writedowns recorded under SFAS No. 144 in fiscal 2004, 2003 or 2002, except for those included in restructuring and other charges (see Note 5).

Goodwill and Other Intangible Assets:

      Pursuant to the requirements of SFAS No. 142, we test goodwill for impairment on an annual basis or more frequently if circumstances warrant using a fair value approach. We have performed the required tests regarding the realizability of the recorded goodwill and determined that no impairment charge was required

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in fiscal 2004, 2003 or 2002. In addition, we recorded amortization expense of $534,000 and $88,000 in fiscal 2004 and 2003, respectively, related to the intangible assets acquired as part of our fiscal 2003 IP telephony applications software acquisition from NetCom (see Note 2). There was no amortization expense in fiscal 2002 relating to other intangible assets. The amortization expense is included in our selling, general and administrative expenses.

      The components of goodwill and other intangible assets were as follows as of April 30, (in thousands):

			Other Intangible
	Goodwill		Assets

	2004	2003	2004	2003

Gross carrying amount	$10,990	$10,830	$2,640	$2,633
Accumulated amortization	(6,513)	(6,451)	(622)	(88)

Net carrying amount	$4,477	$4,379	$2,018	$2,545

      The change in the gross carrying amounts of goodwill and other intangible assets for the years ended April 30, were as follows (in thousands):

		Other
		Intangible
	Goodwill	Assets

Balance at April 30, 2002	$10,252	$—
Acquired in acquisition	400	2,633
Currency translation adjustment	178	—

Balance at April 30, 2003	10,830	2,633
Acquired in acquisition	26	7
Currency translation adjustment	134	—

Balance at April 30, 2004	$10,990	$2,640

      The weighted average amortization period related to our intangible assets is five years. The following table sets forth our estimate of amortization expenses related to other intangible assets for each of the next five years (in thousands):

Years Ending April 30,

2005	$534
2006	534
2007	534
2008	416
2009	—

$2,018

Warranty:

      We are subject to warranty claims for products and overall solutions that may fail to perform as expected due to design, installation or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products/ solutions and bear the cost of repair or replacement of such products/ solutions. Depending on the terms under which we supply products/ solutions to our customers, a customer may hold us responsible for some or all of the repair, replacement or redesign/ reinstallation costs of defective products/ solutions, when the product/ solution supplied did not perform as represented. We generally provide customers a warranty on products consistent with the warranty we receive from the original equipment manufacturer. In most instances, the original equipment manufacturer

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bears the cost to replace defective products. We provide the necessary labor to redesign, reinstall or replace products/ solutions that did not perform as represented. Our policy is to reserve for estimated future costs based upon historical trends of actual costs incurred. The warranty reserve is included in other accrued liabilities within our consolidated balance sheets.

      The following table presents a summary of the warranty provision (in thousands):

	Years Ending April 30,

	2004	2003	2002

Balance at beginning of fiscal year	$1,468	$1,526	$1,777
Provision for reserves recorded	3,249	2,599	2,262
Reductions for costs incurred	(3,109)	(2,675)	(2,511)
Currency translation adjustment	14	18	(2)

Balance at end of fiscal year	$1,622	$1,468	$1,526

Foreign Currency:

      For our foreign operations, assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are recorded as a separate component of shareholders’ equity within accumulated other comprehensive income (loss).

Income Taxes:

      Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of our assets and liabilities at currently enacted tax rates.

Earnings (Loss) Per Share Data:

      Norstan reports net income (loss) per share pursuant to the requirements of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of basic and diluted earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from all outstanding stock options and other securities using the treasury stock method.

      A reconciliation of EPS calculations under SFAS No. 128 was as follows (in thousands, except per share amounts):

	Years Ended April 30,

	2004	2003	2002

Income (loss) from continuing operations	$(9,762)	$(404)	$6,640

Weighted average common shares outstanding — Basic	13,056	12,492	12,149
Dilutive effect of stock options	—	—	674

Weighted average common shares outstanding — Diluted	13,056	12,492	12,823

Income (loss) per share from continuing operations:
Basic	$(0.75)	$(0.03)	$0.55

Diluted	$(0.75)	$(0.03)	$0.52

      For fiscal 2004 and 2003, respectively, approximately 2.0 million and 1.8 million common stock equivalents have been excluded from the computation of diluted earnings per share as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss):

      We report comprehensive income (loss) and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. For Norstan, comprehensive income (loss) consists of net income (loss) adjusted for foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

Supplemental Cash Flow Information:

      Supplemental disclosure of cash flow information was as follows (in thousands):

	Years Ended April 30,

	2004	2003	2002

Cash paid (received) for:
Interest	$1,766	$2,215	$6,345
Income taxes	$448	$(7,582)	$270

Recently Issued Accounting Standards:

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated when a company is subject to the majority of the risk of loss from the VIE’s activities or is entitled to receive the majority of the entity’s residual returns, or both. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. The adoption of FIN 46R did not have a material impact on our consolidated results of operations, financial position or cash flows as we do not have a VIE.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective September 30, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Note 5 — Restructuring and Other Charges:

      During the second quarter of fiscal 2004, we recorded restructuring and other charges of $4.2 million, consisting of a restructuring charge of $3.7 million and a write-off of certain fixed assets of approximately $500,000. These charges were primarily within our Communications Solutions and Services segment and relate to actions completed by the end of our second fiscal quarter. The restructuring charge of $3.7 million related to a workforce reduction of approximately 150 people as we continued to right-size our organization and bring our expense structure in-line with anticipated revenues and changing market demand for our solutions and services. This charge consisted of $3.3 million in severance costs and other related employment benefits, together with $400,000 in lease termination and other facility costs. In addition, we recorded a charge of approximately $500,000 for the write-off of certain assets. These assets consisted primarily of non-recoverable capitalized system applications costs and other hardware costs.

      During the fourth quarter of fiscal 2004, we recorded additional restructuring and other charges of $9.4 million. Approximately $7.2 million of this amount was for our reorganization efforts announced in February 2004. Included in these efforts was a reorganization of our Communications Solutions and Services segment to better focus our efforts and to streamline sales and services to improve profitability. Solutions and Services now concentrates customer acquisition and retention efforts into two geographically focused business units. In addition, our sales support and service functions have been realigned to

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

better serve our solutions and services team and our customers’ needs. This restructuring charge includes $2.4 million in costs associated with employee and severance costs related to a workforce reduction of 100 people (80 were terminated as of April 30, 2004), $3.9 million related to facilities exit and other contractual costs, and $831,000 in other asset impairment charges. The remaining $2.2 million charge relates to a claim made by the Universal Services Administrative Company (USAC) regarding a specific E-rate project completed by Norstan. The USAC is seeking a recovery of amounts dispursed by the USAC to Norstan on behalf of one of our customers. We are appealing this claim. However, as we may be required to repay a portion or all of the disputed funding, we have established the requisite reserve (see Note 12).

      As of April 30, 2004, there remained reserves of approximately $8.6 million in the accompanying consolidated balance sheet; $5.8 million included in other accrued current liabilities and $2.8 million in other long-term liabilities. We anticipate the majority of the remaining restructuring costs will be paid by the end of our second quarter in fiscal 2005 with the exception of certain facility costs which will extend through fiscal 2012.

      The following table summarizes the restructuring and other charges taken during fiscal 2004 and the remaining reserves reflected on our consolidated balance sheet (in thousands):

			Facility Exit
		Employee/	And Other	Disputed
	Asset	Severance	Contractual	Funding
	Impairments	Costs	Costs	Claim	Total

Balance at April 30, 2003	$—	$—	$—	$—	$—
Restructuring and other charges	1,443	5,704	4,210	2,191	13,548
Utilization/cash payments	(1,443)	(3,359)	(189)	—	(4,991)

Balance at April 30, 2004	$—	$2,345	$4,021	$2,191	$8,557

Note 6 — Lease Receivables:

      Norstan financed customer equipment purchases in the amounts of $97,000, $235,000 and $3.0 million during fiscal 2004, 2003 and 2002, respectively. This decline is a result of our strategic decision not to offer financing directly to our customers. Leases are primarily accounted for as sales-type leases for financial reporting purposes.

      The components of lease receivables outstanding were as follows (in thousands):

	As of April 30,

	2004	2003

Gross lease receivables	$6,821	$13,139
Residual values	1,256	2,597
Less:
Unearned income	(1,390)	(2,415)
Allowance for financing losses	(1,064)	(972)

Total lease receivables — net	5,623	12,349
Less — current maturities	(4,603)	(6,846)

Long-term lease receivables	$1,020	$5,503

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate amount of gross lease receivables maturing in each of the three years following April 30, 2004 is as follows (in thousands):

Years Ending April 30,

2005	$5,009
2006	1,574
2007	238

$6,821

Note 7 — Debt Obligations:

Long-Term Debt:

      Long-term debt consisted of the following (in thousands):

	As of April 30,

	2004	2003

Bank financing:
Revolving credit facility	$—	$12,200
Term loans	20,833	3,100
Capital lease obligations and other long-term debt	400	1,941

Total long-term debt	21,233	17,241
Less — current maturities	(4,400)	(1,641)

	$16,833	$15,600

      Aggregate maturities of long-term debt as of April 30, 2004 were as follows (in thousands):

Years Ending April 30,

2005	$4,400
2006	4,000
2007	1,000
2008	—
2009	11,833

$21,233

Bank Financing:

      In December 2003, we entered into a new five year $27.5 million secured credit agreement with Wells Fargo Foothill, Inc. consisting of the following components: A) a $5.0 million revolving credit facility, and B) a $22.5 million term loan payable in 30 monthly installments of $333,333 beginning on February 1, 2004, with the remaining unpaid principal due and payable upon maturity at December 9, 2008. Availability under the revolving credit facility is generally based on a percentage of eligible recurring service and maintenance revenues, as defined. This credit agreement is secured by substantially all of our assets.

      The $5.0 million revolving credit facility currently bears interest at the bank’s reference rate plus 2.0% or LIBOR plus 4.0% with provisions for future rate reductions based on certain of our financial ratios. The term loan bears interest at the bank’s reference rate plus 3.5%. Annual unused line fees on the revolver are 0.5% and other monthly and annual fees are due to the lender throughout the duration of the agreement. In addition, we are required to meet certain financial and other covenants, including maintaining $2.0 million in excess availability. The agreement requires us to maintain, on a quarterly basis, minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and limits our capital expenditures on an

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual basis. As of April 30, 2004, borrowings under this agreement were $20.8 million with an average interest rate of 7.5%. We were in compliance with all applicable financial covenants as of April 30, 2004.

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

      Prior to December 10, 2003, Norstan operated under a previous credit agreement with certain banks, as amended from time to time, consisting of a revolving line of credit and term loan, each secured by substantially all the assets of Norstan. The previous credit agreement provided for interest at various rates ranging from the banks’ reference rate plus 0.5% to the reference rate plus 2.0%, or the Eurodollar rate advance plus 2.5% to the Eurodollar rate advance plus 4.0%, plus annual commitment fees ranging from 0.375% to 0.25%.

      We believe that a combination of cash expected to be generated from operations and borrowing capacity available under our current financing arrangements will be adequate to fund anticipated operating activities, capital expenditures and debt repayments until at least April 30, 2005. There is no assurance that the assumptions used by management in formulating this assessment will prove accurate or that additional financing, if needed, will be available in the future on acceptable terms.

Note 8 — Discounted Lease Rentals:

      We have historically utilized our lease receivables and corresponding underlying equipment to borrow funds from financial institutions at fixed rates on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are recorded on our consolidated balance sheet as discounted lease rentals. Interest rates on these credit agreements range from 6.0% to 8.0% and payments are generally due in varying monthly installments through March 2007.

      Discounted lease rentals consisted of the following (in thousands):

	As of April 30,

	2004	2003

Total discounted lease rentals	$3,552	$8,497
Less — current maturities	(2,802)	(4,897)

	$750	$3,600

      Aggregate maturities of discounted lease rentals as of April 30, 2004 were as follows (in thousands):

Years Ending April 30,

2005	$2,802
2006	727
2007	23

$3,552

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Income Taxes:

      The domestic and foreign components of income (loss) from continuing operations before the income tax benefit were as follows (in thousands):

	Years Ended April 30,

	2004	2003	2002

Domestic	$(14,807)	$(1,561)	$(3,016)
Foreign	(938)	834	720

	$(15,745)	$(727)	$(2,296)

      The provision (benefit) for income taxes (including continuing and discontinued operations) consisted of the following (in thousands):

	Years Ended April 30,

	2004	2003	2002

Current:
Domestic	$(76)	$(415)	$(1,006)
Foreign	(102)	(34)	150

	(178)	(449)	(856)
Deferred:
Domestic	(4,348)	1,692	(8,761)
Foreign	(1,233)	(785)	1,232

	(5,581)	907	(7,529)

Provision (benefit) for income taxes	$(5,759)	$458	$(8,385)

      Total income tax expense (benefit) was allocated as follows (in thousands):

	Years Ended April 30,

	2004	2003	2002

Loss from continuing operations	$(5,983)	$(323)	$(8,936)
Discontinued operations	—	13	1,311
Gain (loss) on disposal of discontinued operations	224	768	(760)

	$(5,759)	$458	$(8,385)

      The differences between taxes provided at our effective tax rate and income taxes computed using the federal statutory rate were as follows:

	Years Ended April 30,

	2004	2003	2002

Federal income taxes	$(5,153)	$1,819	$(288)
State income taxes, net of federal tax benefit	(606)	268	(34)
Goodwill and other, net	63	1,387	177
Valuation allowance	(63)	(3,016)	(8,240)

	$(5,759)	$458	$(8,385)

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of significant temporary differences representing deferred tax assets and liabilities were as follows (in thousands):

	As of April 30,

	2004	2003

Accelerated depreciation	$(58,233)	$(56,321)
Capital and operating leases	60,918	58,797
Reserves and allowances	5,805	3,108
Net operating loss carryforward — U.S.	6,015	3,924
Net operating loss carryforward — Canada	2,417	2,158
Valuation allowances	(945)	(1,008)
Other, net	2,987	2,544

Net deferred taxes	18,964	13,202
Less: current deferred taxes	5,985	2,639

	$12,979	$10,563

      In fiscal 2004, we recorded a tax benefit for the net operating losses generated in the U.S. and Canada. We believe that this net operating loss carryforward is realizable based on our improved quarterly operating results (excluding restructuring and other charges) achieved during fiscal 2004, our projections of fiscal 2005, and long-term projections of taxable income.

      During fiscal 2003, we reversed the previously recorded valuation allowance related to our capital loss carryforward and a portion of the previously recorded valuation allowance related to our Canadian net operating loss carryforwards. The reversal of these valuation allowances was due to the capital gain generated from the sale of our Network Services business, our fiscal 2003 Canadian taxable income, management’s then current estimate of future Canadian taxable earnings, and the expiration date of these net operating loss carryforwards.

      During the fourth quarter of fiscal 2002, we recorded an $8.9 million income tax benefit principally reflecting the reduction of our valuation allowance related to our U.S. net operating loss carryforwards. The reduction of the allowance was mainly due to the recently enacted U.S. federal five-year net operating loss carryback rules (resulting in a $7.7 million federal tax refund which was received in June 2002), fiscal 2002 taxable income, and our estimates of future operating earnings and taxable income.

      Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. With our results of operations in fiscal 2004 and management’s expectations for fiscal 2005 and beyond, management believes that it is more likely than not that the recorded assets will be realized. Should our operating strategies fail to produce sufficient taxable income in the future, we would need to record a valuation allowance in the appropriate future reporting period as required by generally accepted accounting principles. Our U.S. net operating loss carryforwards of $15.8 million expire from 2020 to 2021, and our Canadian net operating loss carryforwards of $6.8 million expire through fiscal 2011.

Note 10 — Shareholders Equity:

Stock Option Plans:

      The 1986 Long-Term Incentive Plan of Norstan, Inc. (1986 Plan) provided for the granting of non-qualified stock options, incentive stock options and restricted stock. The 1986 Plan, as amended in fiscal 1994, provided for a maximum of 1,600,000 shares to be granted to key employees in the form of stock options or restricted stock. As of September 20, 1995, with the adoption of a successor plan, no additional grants will be issued under the 1986 Plan.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Norstan, Inc. 1995 Long-Term Incentive Plan (1995 Plan) permits the granting of non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock, providing for a maximum of 3,900,000 shares to be granted as performance awards and other stock-based awards. Stock options are granted at a price equal to the market price on the date of grant, are generally exercisable at 33% per year and generally expire after ten years. At April 30, 2004, 851,253 shares were available for future grants.

      The Restated Non-Employee Directors’ Stock Plan (Directors’ Plan) provides for a maximum of 650,000 shares to be granted. As determined by our Board of Directors, options for 20,000 shares are to be granted to each non-employee director of Norstan upon election and are generally exercisable over four years. Additional discretionary stock options may be awarded upon board approval and are generally exercisable immediately. All options are granted at a price equal to the market price on the date of grant and generally expire after ten years. In addition, the Directors’ Plan provides for the ability to pay annual retainers to each non-employee director on the date of the annual meeting of shareholders. As of April 30, 2004, 65,470 shares had been issued as annual retainers and 140,530 shares were available for future grant/payment under the Directors’ Plan.

      Shares subject to option were as follows:

	1995 Plan		1986 Plan		Directors’ Plan

		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance at April 30, 2001	1,922,875	$7.04	40,000	$11.88	194,500	$8.15
Options granted	95,500	2.92	—	—	45,000	3.74
Options canceled	(586,325)	13.63	(5,000)	11.88	—	—
Options exercised	(30,025)	1.26	—	—	—	—

Balance at April 30, 2002	1,402,025	3.39	35,000	11.88	239,500	7.32
Options granted	987,363	5.49	—	—	77,500	3.23
Options canceled	(157,826)	4.43	—	—	(21,000)	8.22
Options exercised	(28,101)	1.22	—	—	(5,000)	1.11

Balance at April 30, 2003	2,203,461	4.75	35,000	$11.88	291,000	6.28
Options granted	523,750	3.73	—	—	45,000	3.25
Options canceled	(503,119)	4.76	(10,000)	11.88	(25,000)	9.32
Options exercised	(59,176)	1.51	—	—	(5,000)	1.11

Balance at April 30, 2004	2,164,916	$4.59	25,000	$11.88	306,000	$5.67

Options exercisable at:
April 30, 2002	826,447	$4.47	35,000	$11.88	199,500	$7.61

April 30, 2003	1,269,676	$4.65	35,000	$11.88	243,000	$6.76

April 30, 2004	1,467,236	$4.67	25,000	$11.88	286,000	$5.79

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional information regarding options outstanding/exercisable at April 30, 2004 was as follows:

	Options Outstanding				Options Exercisable

				Weighted
			Weighted	Average		Weighted
	Number of	Exercise Price	Average	Remaining	Number of	Average
	Options	Range	Exercise Price	Contractual Life	Options	Exercise Price

1995 Plan	537,850	$1.11 - $2.83	$1.34	6.87 years	531,020	$1.33
	617,922	$3.10 - $3.93	$3.64	8.49 years	194,613	$3.56
	1,009,144	$4.71 - $24.00	$6.90	7.03 years	741,603	$7.36

	2,164,916	$1.11 - $24.00	$4.59	7.41 years	1,467,236	$4.67

1986 Plan	25,000	$11.88	$11.88	1.11 years	25,000	$11.88
Directors’ Plan	182,500	$1.11 - $3.80	$3.19	8.36 years	170,500	$3.20
	81,000	$4.77 - $9.00	$5.63	6.08 years	73,000	$5.68
	42,500	$12.50 - $20.06	$16.38	2.53 years	42,500	$16.38

	306,000	$1.11 - $20.06	$5.67	6.94 years	286,000	$5.79

      We have awarded restricted stock grants to selected employees under the 1986 Plan and the 1995 Plan. Recipients of restricted stock awards under these plans were not required to make any payments for the stock or provide consideration other than the rendering of services. Shares of stock awarded under the plans are subject to certain restrictions on transfer and all or part of the shares awarded to an employee may be subject to forfeiture upon the occurrence of certain events, including termination of employment. Restricted shares granted under the 1995 Plan were 111,500, 34,500, and 96,500 during fiscal 2004, 2003 and 2002, respectively. The fair market value of the shares granted under these plans is generally amortized over a three-year period. Amortization expense was $129,000, $612,000, and $683,000 in fiscal 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan:

      We also have an employee stock purchase plan (the 2000 Employee Stock Plan) that allows employees to set aside up to 10% of their earnings for the purchase of shares of our common stock at a price equal to 85% of the lesser of the closing market price of Norstan’s stock on the first or last day of each calendar quarter. The number of shares issued under this plan were 310,028, 304,912 and 103,313 during fiscal 2004, 2003 and 2002, respectively. At April 30, 2004, 287,949 shares were available for future issuance.

Warrants to Purchase Common Stock:

      Under the terms of our former credit agreement (see Note 7) our previous lenders were granted 489,545 warrants to purchase shares of our common stock. These warrants were recorded at their estimated fair value at their respective dates of issuance, with the resulting costs being charged to expense. Such costs were approximately $155,000 and $323,000 in fiscal 2002 and 2001, respectively.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of April 30, 2004, these former lenders hold warrants to purchase the following shares of our common stock:

	Number of	Exercise
Warrants Issued	Shares	Price	Expiration Date

February 28, 2001	209,545	$1.13	February 28, 2011
March 30, 2001	180,000	$0.94	March 30, 2011
June 29, 2001	100,000	$2.80	June 29, 2011

	489,545

Stock-Based Compensation:

      We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, our net income (loss) (in thousands) and net income (loss) per common share would have changed to the following pro forma amounts:

	Years Ended April 30,

	2004	2003	2002

Net income (loss):
As reported	$(9,396)	$4,892	$7,540
Additional compensation expense, net of tax	(654)	(1,467)	(449)

Pro forma	$(10,050)	$3,425	$7,091

Net income (loss) per share:
As reported
Basic	$(0.72)	$0.39	$0.62
Diluted	$(0.72)	$0.39	$0.59
Pro forma
Basic	$(0.77)	$0.27	$0.58
Diluted	$(0.77)	$0.27	$0.55

      The weighted average fair values of options granted under the listed equity plans were as follows:

			Employee
	1995	Directors’	Stock
	Plan	Plan	Plan

Fiscal 2002 grants	$2.55	$3.26	$0.70
Fiscal 2003 grants	$3.14	$1.96	$0.47
Fiscal 2004 grants	$2.51	$2.18	$0.44

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions used for grants in each fiscal year as follows:

	Years Ended April 30,

	2004	2003	2002

Risk-free interest rate	6.38%	4.25%	3.47%
Expected life of options	7 years	7 years	7 years
Expected life of Employee Stock Plan shares	1 year	1 year	1 year
Expected volatility	69%	60%	167%
Expected dividend yield	N/A	N/A	N/A

Shareholders’ Rights Plan:

      Norstan has a shareholder rights plan, as amended in March 2001 (the Rights Plan), which expires in 2008. Under the Rights Plan, shareholders are deemed the owners of “Rights” attaching to each share of common stock. Generally, upon any person (an Acquiring Person) becoming the owner of 15% or more of the issued and outstanding shares of our common stock (a Stock Acquisition Date), each Right will enable the holder to purchase an additional share of Norstan’s common stock at a price equal to 50% of the then current market price. In the event that we are acquired in a merger or other business combination transaction where Norstan is not the surviving corporation or 50% or more of our assets or earnings power is sold, each Right entitles the holder to receive, upon exercise of the Right at the then current purchase price of the Right, common stock of the acquiring entity that has a value of two times the purchase price of the Right. The Rights Plan also authorizes Norstan, under certain circumstances, to redeem the Rights at a redemption price of $0.01 per Right and, following any Stock Acquisition Date, to exchange one share of our common stock for each Right held by a shareholder other than an Acquiring Person.

Note 11 — 401(k) Plan:

      Norstan has a 401(k) profit-sharing plan (the 401(k) Plan) covering substantially all full-time employees. As of January 1, 2002, eligible employees may elect to defer up to 30% of their eligible compensation (previously 15%). The Company may make discretionary matching contributions on a portion of this deferral and/or qualified non-elective contributions to employee accounts. Our contributions to the 401(k) Plan were $1,794,000, $1,884,000 and $2,295,000 in fiscal 2004, 2003 and 2002, respectively.

Note 12 — Commitments and Contingencies:

Legal Proceedings:

      In April 2004, we received a Commitment Adjustment Letter from the Universal Services Administrative Company (USAC), which oversees the Federal Communications Commission’s School and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. The letter informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (Navajo Prep) project for funding year 2001, in which we had installed specific equipment and services for which we received approximately $2.2 million. The audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC is seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. We have filed an appeal with USAC and we are continuing an investigation of the Navajo Prep project. While we will continue to defend and appeal USAC’s decision, we may be required to repay a portion or all of the $2.2 million. Accordingly, we established a reserve of $2.2 million in the fourth quarter of fiscal 2004.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In February 2002, we were awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (PRIMA) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, we reached a settlement with the former owner, Mr. Michael Vadini. The settlement provided that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, we recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. We recorded a full reserve against the real property and the promissory note and planned to record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, we agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a gain, net of tax, of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In May 2003, one of the real properties was sold and a pre-tax gain of approximately $253,000 was recorded through discontinued operations in the first quarter of fiscal 2004. In addition, in January 2004, a second real property was sold and a pre-tax gain of approximately $341,000 was recorded through discontinued operations in the third quarter of fiscal 2004.

      We are involved in other legal actions in the ordinary course of our business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there are no other legal proceedings pending against or involving Norstan for which the outcome is likely to have a material adverse effect upon our business, operating results or financial condition.

Operating Lease Commitments:

      We conduct our operations in leased facilities. Most of the leases require payment of maintenance, insurance, taxes and other expenses in addition to the minimum annual rentals. Lease expense, as recorded in the accompanying consolidated statements of operations, was $7,572,000, $7,551,000 and $8,310,000 in fiscal 2004, 2003, and 2002, respectively.

      Future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more were as follows at April 30, 2004 (in thousands):

Years Ending April 30,

2005	$5,924
2006	5,073
2007	3,778
2008	3,439
2009	2,440
Thereafter	5,010

$25,664

      Included in the above amounts is approximately $8.0 million related to the restructuring and other charges (see Note 5).

Vendor Agreements:

      Norstan has been a distributor of Siemens equipment since 1976 and is currently Siemens’ largest distributor in North America. The term of the distribution agreement signed in January 1999, was for five years and has been extended one year, currently through January 2005. Our relationship with Siemens is

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

integral to our business. Any significant disruption of this distribution relationship could have a material adverse impact on our financial condition and results of operations.

      Norstan and Siemens have been parties in a used equipment alliance in which we managed the acquisition, marketing, refurbishment and resale of Siemens certified used telephony equipment, becoming the largest supplier of Siemens and ROLM refurbished equipment. On July 22, 2004, Siemens Information and Communication Networks, Inc., elected to end their alliance with us in the used equipment business effective at the expiration of the current agreement, July 31, 2004. Effective August 1, 2004, we will continue offering customers refurbished Siemens telephony equipment, in addition to new and used audio and video conferencing systems, wireless solutions, call center accessories, components, desktop products, and services through our Norstan Resale Services Group.

      The termination of this resale alliance does not affect our ongoing distribution agreement with Siemens with respect to new equipment.

      In addition, we maintain relationships with a wide range of leading technology companies including Aspect Communications, Applied Voice and Speech Technologies (AVST), Cisco Systems, Ericsson, Intervoice, Nortel Networks, ScanSoft, SpectraLink, Verint, and Witness Systems.

Note 13 — Business Segments and Geographic Areas:

      We deliver our products and services through two business units: Communications Solutions and Services and Resale Services, which accounted for 86.6% and 13.4% of our fiscal 2004 revenues, respectively. Communications Solutions and Services delivers voice and data technologies and services to corporate end-users and public sector companies. Our solutions’ portfolio includes a full range of technologies for customer contact solutions and converged solutions, including applications such as messaging, conferencing and enterprise mobility. Additionally, we provide a host of communications services including ProtectNet® Life Cycle services, project management, implementation, field delivery, voice and data network monitoring, and managed and professional services. Resale Services offers refurbished voice and data products.

      In evaluating financial performance, management focuses on operating income (loss) as a segment’s measure of profit or loss. The accounting policies of our segments are the same as those described in the Summary of Significant Accounting Policies (see Note 4).

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Norstan’s disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” are as follows:

	Communications			Discontinued
	Solutions &	Resale		Operations
	Services*	Services	Corporate**	(see Note 3)	Total

2004:
Revenue	$195,509	$30,340	$—	$—	$225,849
Operating income (loss)	(14,963)	1,459	—	—	(13,504)
Depreciation and amortization	5,227	450	2,575	—	8,252
Identifiable assets	61,485	10,395	28,037	527	100,444
Capital expenditures	1,819	194	896	—	2,909

2003:
Revenue	$197,688	$29,208	$—	$—	$226,896
Operating income (loss)	(1,193)	2,655	—	—	1,462
Depreciation and amortization	5,906	666	2,908	—	9,480
Identifiable assets	66,650	9,284	27,483	543	103,960
Capital expenditures	3,458	78	1,705	—	5,241

2002:
Revenue	$217,095	$30,402	$—	$—	$247,497
Operating income (loss)	(1,140)	3,080	—	—	1,940
Depreciation and amortization	8,887	702	4,374	—	13,963
Identifiable assets	80,572	10,251	27,660	4,082	122,565
Capital expenditures	3,400	17	1,681	—	5,098

*	Communications Solutions and Services includes amounts which were previously reported in a separate segment, Financial Services.

**	All corporate costs, excluding depreciation and amortization, are allocated to continuing segments based on relative revenues of each segment.

      The following table sets forth our revenues, net income (loss) from continuing operations and asset information by geographic area as of and for the years ended April 30 (in thousands):

	2004	2003	2002

Revenues:
United States	$205,131	$207,050	$226,800
Canada	20,718	19,846	20,697

	$225,849	$226,896	$247,497

Net income (loss) from continuing operations:
United States	$(8,824)	$(1,238)	$5,920
Canada	(938)	834	720

	$(9,762)	$(404)	$6,640

Assets:
United States	$92,651	$96,819	$112,338
Canada	7,793	7,141	10,227

	$100,444	$103,960	$122,565

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Quarterly Financial Data (Unaudited):

      The following is quarterly financial data for the fiscal years ended April 30, 2004 and 2003 (in thousands, except per share amounts):

	Quarters Ended

	April 30,	January 31,	November 1,	August 2,	April 30,	January 25,	October 26,	July 27,
	2004	2004	2003	2003	2003	2003	2002	2002

Revenues	$57,474	$55,045	$56,446	$56,884	$58,978	$58,758	$57,077	$52,083
Cost of sales	40,709	39,033	39,826	40,918	42,248	41,749	39,081	35,575

Gross margin	16,765	16,012	16,620	15,966	16,730	17,009	17,996	16,508
SG&A expenses	14,172	14,832	17,469	18,847	17,829	16,397	16,816	15,739
Restructuring and other charges	9,368	—	4,180	—	—	—	—	—

Operating income (loss)	(6,775)	1,180	(5,029)	(2,881)	(1,099)	612	1,180	769
Interest expense	(618)	(727)	(553)	(448)	(496)	(510)	(487)	(692)
Other income (expense), net	24	59	18	7	(28)	32	(1)	(7)

Income (loss) before taxes	(7,369)	512	(5,564)	(3,322)	(1,623)	134	692	70
Income tax (benefit) provision(a)	(2,717)	200	(2,169)	(1,296)	(664)	51	263	27

Net income (loss) from continuing operations	(4,652)	312	(3,395)	(2,026)	(959)	83	429	43

Income from discontinued operations, net(b)	—	—	—	—	—	—	—	20
Gain (loss) on disposal of discontinued operations, net(b)	9	208	(5)	154	2,659	333	155	2,129

Net income (loss)	$(4,643)	$520	$(3,400)	$(1,872)	$1,700	$416	$584	$2,192

Net income (loss) per diluted share:
Continuing operations	$(0.35)	$0.02	$(0.26)	$(0.16)	$(0.08)	$0.01	$0.03	$0.00
Discontinued operations	0.00	0.02	0.00	0.01	0.21	0.02	0.01	0.17

Net income (loss) per share	$(0.35)	$0.04	$(0.26)	$(0.15)	$0.13	$0.03	$0.04	$0.17

Weighted average diluted shares	13,200	13,518	12,984	12,856	12,614	13,131	12,817	13,024

(a)	The income tax benefit recorded in fiscal 2003 includes the reversal of a portion of our valuation allowances (see Note 9).

(b)	Discontinued Operations reflects the results of our former Consulting and Network Services business segments (see Note 3).

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II

NORSTAN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
(In thousands)	Year	Expenses	Deductions		Year

Year ended April 30, 2004
Allowance for doubtful accounts	$965	$330	$(576)		$719

Allowance for financing losses	$972	$172	$(80)		$1,064

Restructuring reserves	$—	$9,914	$(3,548)		$6,366

Discontinued operations reserve	$269	$—	$(99)		$170

Year ended April 30, 2003
Allowance for doubtful accounts	$1,228	$(210)	$(53)		$965

Allowance for financing losses	$2,356	$749	$(2,133)		$972

Discontinued operations reserve	$863	$—	$(594)		$269

Year ended April 30, 2002
Allowance for doubtful accounts	$3,343	$597	$(2,712	)(a)	$1,228

Allowance for financing losses	$1,848	$1,350	$(842)		$2,356

Restructuring reserves	$1,318	$—	$(1,318)		$—

Discontinued operations reserve	$1,248	$—	$(385)		$863

(a)	Includes $0.1 million related to Norstan Network Services, which was reclassified to discontinued operations.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      No changes in or disagreements with accountants which required reporting on Form 8-K have occurred within the three-year period ended April 30, 2004.

Item 9A. Controls and Procedures.

      Evaluation of disclosure controls procedures. As of the end of the period covered by this report, Norstan conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Norstan’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

      Changes in internal controls. There were no changes in Norstan’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information with respect to Norstan’s directors and executive officers, set forth under “Information Concerning Directors, Nominees and Executive Officers” and under “Compliance with Section 16(a)” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held September 15, 2004, is incorporated herein by reference. In addition, the information called for by Item 10, as to the audit committee and the audit committee’s financial expert, is set forth under “Board Activities and Committees” and “Report of the Audit Committee” in our definitive proxy statement, is incorporated herein by reference.

      Code of Ethics. In fiscal 2004, we adopted a Code of Ethics that applies to all of our officers, directors and employees. We have asked and had all of our executive team, all of our managers and our board of directors sign our Code of Ethics. All employees are expected to adhere to and advocate the principles incorporated in the Code of Ethics. The text of our Code of Ethics is posted on our website at www.norstan.com in the section titled “Investor Relations.” In addition, we intend to promptly disclose (i) any substantive amendments to the Code (ii) any waiver, including any implicit waiver, from a provision of the Code that is granted to any officer or director of the Company by posting such information on our website at the address and location specified above.

Item 11. Executive Compensation.

      Information with respect to Executive Compensation set forth under “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held September 15, 2004, other than the subsections captioned “Report of the Compensation and Stock Option Committee” and “Performance Graph”, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information with respect to security ownership of certain beneficial owners and management, set forth under “Beneficial Ownership of Principal Shareholders and Management” in our definitive proxy statement for the annual meeting of shareholders to be held September 15, 2004, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information with respect to certain relationships and related transactions, set forth under “Information Concerning Directors, Nominees and Executive Officers” in our definitive proxy statement for the annual meeting of shareholders to be held September 15, 2004, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

      Information with respect to principal accountant fees and services, set forth under “Report of the Audit Committee” in Norstan’s definitive proxy statement for the annual meeting of shareholders to be held September 15, 2004, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Financial Statements, Financial Statement Schedules and Exhibits.

      1. Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules on page 30 of this report.

      2. Financial Statement Schedules

All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in Item 8 or are not applicable.

      3. Exhibits

      See Exhibit Index on page 61 of this report.

      (b) Reports on Forms 8-K.

      The Company filed five reports on Form 8-K for our fiscal fourth quarter ended April 30, 2004 as follows:

Date	Item Reported On

February 6, 2004	Item 12. On February 6, 2004, we announced that our Board of Directors named Scott G. Christian, President and Chief Executive Officer.
February 11, 2004	Item 12. On February 11, 2004, we announced that our Board of Directors named Robert J. Vold, Senior Vice President and Chief Financial Officer.
February 13, 2004	Item 12. On February 13, 2004, we announced the reorganization within our Communications Solutions and Services business segment.
March 16, 2004	Item 12. On March 16, 2004, we announced our results of operations for our third quarter of fiscal 2004.
April 20, 2004	Item 12. On April 20, 2004, we announced the completion of our reorganization which was initiated in our fourth quarter of fiscal 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 27, 2004

NORSTAN, INC.
Registrant

By	/s/ Scott G. Christian

Scott G. Christian
Chief Executive Officer and President
(Principal Executive Officer)

By	/s/ Robert J. Vold

Robert J. Vold
Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Paul Baszucki Paul Baszucki Chairman of the Board	July 27, 2004
/s/ Scott G. Christian Scott G. Christian Director	July 27, 2004
/s/ John R. Eickhoff John R. Eickhoff Director	July 27, 2004
/s/ Connie M. Levi Connie M. Levi Director	July 27, 2004
/s/ James E. Ousley James E. Ousley Director	July 27, 2004
/s/ Frank P. Russomanno Frank P. Russomanno Director	July 27, 2004
/s/ Dr. Jagdish N. Sheth Dr. Jagdish N. Sheth Director	July 27, 2004
/s/ Mercedes Walton Mercedes Walton Director	July 27, 2004

EXHIBIT INDEX

Exhibit No.	Description

3(a)	Restated Articles of Incorporation of the Company, as amended [filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1988 and incorporated herein by reference]; Amendments adopted September 9, 1993 and June 20, 1996 [filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]
3(b)	Bylaws of the Company [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1993 and Incorporated herein by reference]; Amendments adopted August 8, 1995 [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendments adopted September 20, 1995, July 30, 1996 and April 9, 1997 [filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
3(c)	Rights Agreement dated May 17, 1988 between Norstan, Inc. and Norwest Bank Minnesota, N.A. [filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference]; Amended and Restated Rights Agreement dated April 1, 1998 [filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1) dated April 1, 1998 and incorporated herein by reference]; First Amendment to Amended and Restated Rights Agreement dated February 28, 1999 [filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 2) dated April 21, 1999 and incorporated herein by reference]
10(a)	Norstan, Inc. Restated Non-Employee Directors’ Stock Plan, [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]
10(b)	Norstan, Inc. 1995 Long-Term Incentive Plan [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 dated September 27, 1995 and incorporated herein by reference]; Amendment adopted July 30, 1996 [filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1996 and incorporated herein by reference]; Amendment adopted August 16, 1996 [filed as Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
10(c)	Lease Agreement, dated December 23, 1997, by and between Thomas Edward Limited Partnership and the Company [filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended April 30, 1998 and incorporated herein by reference]
10(d)	Employment Agreement dated February 8, 2004 between Scott G. Christian and the Company [filed herewith]
10(e)	Employment Agreement dated February 8, 2004 between Robert J. Vold and the Company [filed herewith]
10(f)	Consulting Agreement dated February 1, 2001 between Paul Baszucki and the Company [filed herewith]
10(g)	Loan and Security Agreement, dated as of December 10, 2003, by and among Norstan Communications, Inc. and Vibes Technologies, Inc. as Borrowers, Norstan, Inc., Norstan Financial Services, Inc., Norstan Canada Inc., and Norstan International, Inc. as U.S. Credit Parties and Norstan Canada, Ltd. as a Canadian Credit Party and the lenders that are signatories hereto as the lenders, and Wells Fargo Foothill, Inc. as Arranger and Administrative agent. [filed as Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended November 1, 2003 and incorporated herein by reference]

Exhibit No.	Description

10(h)	First Amendment to Loan and Security Agreement, dated June 11, 2004, but effective April 30, 2004, by and among the Company and Wells Fargo Foothill, Inc. [filed herewith]
10(i)	Second Amendment to Loan and Security Agreement, dated July 21, 2004, by and among the Company and Wells Fargo Foothill, Inc. [filed herewith]
22	Subsidiaries of Norstan, Inc. [filed herewith]
23	Consent of Independent Registered Public Accounting Firm [filed herewith]
31.1	Certification of Scott G. Christian, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [filed herewith]
31.2	Certification of Robert J. Vold, Senior Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [filed herewith]
32	Certification of Scott G. Christian, President and Chief Executive Officer, and Robert J. Vold, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [filed herewith]

      A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any shareholder of the Company, upon receipt of a written request from such person for any such exhibit. Such request should be sent to Norstan, Inc., 5101 Shady Oak Road, Minnetonka, Minnesota 55343, Attention: Investor Relations.