Form 10-Q
period 2004-07-31
NORSTAN INC
filed 2004-09-14
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JULY 31, 2004

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

On September 7, 2004, there were 13,543,196 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

i

PART I. FINANCIAL INFORMATION

ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In thousands, except per share amounts)

	Three Months Ended
	July 31,	August 2,
	2004	2003
REVENUES
Communications Solutions and Services	$46,023	$49,618
Resale Services	8,378	7,266

Total Revenues	54,401	56,884

COST OF SALES
Communications Solutions and Services	32,812	36,060
Resale Services	5,493	4,858

Total Cost of Sales	38,305	40,918

GROSS MARGIN
Communications Solutions and Services	13,211	13,558
Resale Services	2,885	2,408

Total Gross Margin	16,096	15,966

Selling, General & Administrative Expenses	13,725	18,847

OPERATING INCOME (LOSS)	2,371	(2,881)
Interest expense	(621)	(448)
Other income, net	120	7

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,870	(3,322)
Income tax provision (benefit)	710	(1,296)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,160	(2,026)

DISCONTINUED OPERATIONS:
Gain on disposal of discontinued operations, net of tax provision of $53 and $99	87	154

NET INCOME (LOSS)	$1,247	$(1,872)

NET INCOME (LOSS) PER SHARE – BASIC
CONTINUING OPERATIONS	$0.09	$(0.16)
DISCONTINUED OPERATIONS	0.00	0.01

NET INCOME (LOSS) PER SHARE – BASIC	$0.09	$(0.15)

NET INCOME (LOSS) PER SHARE – DILUTED
CONTINUING OPERATIONS	$0.08	$(0.16)
DISCONTINUED OPERATIONS	0.01	0.01

NET INCOME (LOSS) PER SHARE – DILUTED	$0.09	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,318	12,856

DILUTED	13,662	12,856

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share amounts)

	July 31,	April 30,
	2004	2004
ASSETS
CURRENT ASSETS
Cash	$4,520	$2,724
Accounts receivable, net of allowances for doubtful accounts of $827 and $719	33,864	32,795
Lease receivables	3,273	4,603
Inventories	8,941	8,999
Costs and estimated earnings in excess of billings of $8,761 and $8,875	4,992	4,786
Deferred income taxes	5,985	5,985
Prepaid expenses, deposits and other	6,157	5,770
Net current assets of discontinued operations	737	627

TOTAL CURRENT ASSETS	68,469	66,289

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	77,165	84,423
Less-accumulated depreciation and amortization	(65,227)	(71,242)

NET PROPERTY AND EQUIPMENT	11,938	13,181

OTHER ASSETS
Goodwill	4,123	4,477
Lease receivables, net of current portion	1,280	1,020
Deferred income taxes	12,216	12,979
Other	1,591	2,498

TOTAL OTHER ASSETS	19,210	20,974

TOTAL ASSETS	$99,617	$100,444

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share amounts)

	July 31,	April 30,
	2004	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$4,000	$4,400
Current maturities of discounted lease rentals	2,290	2,802
Accounts payable	11,687	11,990
Deferred revenue	23,254	21,769
Accrued -
Salaries and wages	4,681	3,095
Other liabilities	10,844	11,856
Billings in excess of costs and estimated earnings of $13,782 and $17,078	6,711	8,291

TOTAL CURRENT LIABILITIES	63,467	64,203
LONG-TERM DEBT, net of current maturities	16,000	16,833
DISCOUNTED LEASE RENTALS, net of current maturities	412	750
NET NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	80	100
OTHER LIABILITIES	2,535	3,003

TOTAL LIABILITIES	82,494	84,889

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY
Common stock — $.10 par value; 40,000,000 authorized shares; 13,554,237 and 13,365,326 shares issued and outstanding	1,355	1,337
Capital in excess of par value	58,906	58,474
Accumulated deficit	(40,669)	(41,916)
Unamortized cost of stock	(552)	(372)
Accumulated other comprehensive loss	(1,917)	(1,968)

TOTAL SHAREHOLDERS’ EQUITY	17,123	15,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,617	$100,444

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

(In thousands)

	Three Months Ended
	July 31,	August 2,
	2004	2003
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$1,160	$(2,026)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) continuing operating activities:
Depreciation and amortization	1,801	2,183
Deferred income taxes	763	(1,533)
Changes in operating items:
Accounts receivable	(955)	1,056
Inventories	103	(544)
Costs and estimated earnings in excess of billings	(199)	(1,059)
Prepaid expenses, deposits and other	(379)	(793)
Accounts payable	(330)	3,128
Deferred revenue	1,401	334
Accrued liabilities	534	(1,379)
Billings in excess of costs and estimated earnings	(1,603)	(547)
Other, net	(1,061)	(22)

Net cash provided by (used for) operating activities	1,235	(1,202)

INVESTING ACTIVITIES
Additions to property and equipment	(368)	(1,747)
Cash paid for acquisition	—	(1,100)
Cash received from disposition	1,250	—
Investment in lease contracts	(15)	(2)
Proceeds from lease contracts	1,105	2,354

Net cash provided by (used for) investing activities	1,972	(495)

FINANCING ACTIVITIES
Borrowings on long-term debt	—	30,247
Repayments of long-term debt	(833)	(26,915)
Repayments of discounted lease rentals	(864)	(1,617)
Proceeds from sale of common stock	233	521

Net cash provided by (used for) financing activities	(1,464)	2,236

EFFECT OF EXCHANGE RATE CHANGES ON CASH	97	(205)

NET CASH FLOW FROM CONTINUING OPERATIONS	1,840	334
NET CASH FLOW FROM DISCONTINUED OPERATIONS	(44)	189
CASH, BEGINNING OF PERIOD	2,724	1,185

CASH, END OF PERIOD	$4,520	$1,708

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

     The information furnished in this report is unaudited and reflects normal recurring adjustments and such other adjustments which, in the opinion of management, are necessary to present fairly the operating results for the interim periods identified herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended April 30, 2004. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. When we refer to the Company, Norstan, we, us or our, we mean Norstan, Inc. and its subsidiaries.

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

     Pursuant to the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets,” in determining whether an impairment has occurred, our policy is to evaluate, at each balance sheet date, whether events and circumstances have taken place to indicate that the book value of our assets may not be recoverable. If such indicators were present, impairment would be assessed using estimates of undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the book values of the assets, the assets would be written down to their estimated fair values. There were no writedowns recorded under SFAS No. 144 in the first quarter of fiscal 2005 or fiscal 2004, except for those included in restructuring and other charges (see Note 7).

Goodwill and Other Intangible Assets:

     Pursuant to the requirements of SFAS No. 142, we test goodwill for impairment on an annual basis or more frequently if circumstances warrant using a fair value approach. No circumstances occurred during the first quarter of fiscal 2005 that warranted testing goodwill for impairment. In addition, we recorded amortization expense of $133,000 in the first quarter of fiscal 2005 and $134,000 in the first quarter of fiscal 2004, related to the intangible assets acquired as part of our fiscal 2003 internet protocol (IP) telephony applications software acquisition from NetCom Systems, Inc. (see Note 2). All of these intangible assets were sold at the end of the first quarter of fiscal 2005. The amortization expense is included in our selling, general and administrative expenses in the consolidated statements of operations.

     The components of goodwill and other intangible assets were as follows (in thousands):

	Goodwill		Other Intangible Assets
	July 31, 2004	April 30, 2004	July 31, 2004	April 30, 2004
Gross carrying amount	$10,675	$10,990	$—	$2,640
Accumulated amortization	(6,552)	(6,513)	—	(622)

Net carrying amount	$4,123	$4,477	$—	$2,018

     The change in the gross carrying amounts of goodwill and other intangible assets were as follows (in thousands):

		Other
	Goodwill	Intangible Assets
Balance at April 30, 2004	$10,990	$2,640
Assets sold	(400)	(2,640)
Currency translation adjustment	85	—

Balance at July 31, 2004	$10,675	$—

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

     The following table presents a summary of the warranty reserve (in thousands):

	Three Months Ended
	July 31,	August 2,
	2004	2003
Balance at beginning of period	$1,622	$1,468
Provision for reserves recorded	716	745
Reductions for costs incurred	(709)	(742)
Currency translation adjustment	9	9

Balance at end of period	$1,638	$1,480

Foreign Currency:

     For our Canadian operations, assets and liabilities are translated at exchange rates as of the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders’ equity within accumulated other comprehensive loss.

Earnings (Loss) Per Share Data:

     Norstan reports net income (loss) per share pursuant to the requirements of SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options and other securities using the treasury stock method.

     A reconciliation of EPS calculations under SFAS No. 128 was as follows (in thousands, except per share amounts):

	Three Months Ended
	July 31,	August 2,
	2004	2003
Income (loss) from continuing operations	$1,160	$(2,026)

Weighted average common shares outstanding — basic	13,318	12,856
Dilutive effect of stock options/warrants	344	—

Weighted average common shares outstanding — diluted	13,662	12,856

Income (loss) per share from continuing operations:
Basic	$0.09	$(0.16)

Diluted	$0.08	$(0.16)

     For the quarters ended July 31, 2004 and August 2, 2003, common stock equivalents of 2.0 million and 3.3 million, respectively, have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive.

Comprehensive Income (Loss):

     We report comprehensive income (loss) and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. For Norstan, comprehensive income (loss) consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was approximately $1.3 million for the quarter ended July 31, 2004 and was a loss of approximately $1.9 million for the similar period ended August 2, 2003.

Supplemental Cash Flow Information:

     Supplemental disclosure of cash flow information was as follows (in thousands):

	Three Months Ended
	July 31,	August 2,
	2004	2003
Cash paid for:
Interest	$519	$327
Income taxes	$6	$329
Non-cash investing and financing activities:
Notes received for disposition	$1,250	$—

NOTE 2 – NORSTAN CONVERGENCE DEVELOPMENT GROUP:

     In March 2003, we purchased certain assets and intellectual property from NetCom Systems, Inc. (NetCom) related to NetCom’s voice over IP telephony applications software operations. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing and $1.1 million 120 days after the closing and guaranteed payments of $800,000 payable over the next two years ($400,000 paid April 2004 with the remaining $400,000 due April 2005). The purchase agreement provided that we may pay NetCom contingent consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. We funded the purchase of these assets from borrowings under our credit facility. We also hired certain key NetCom personnel who were involved in NetCom’s development of IP telephony applications software. This group comprised our Norstan Convergence Development Group (Norstan CDG) and its results of operations are included in our Communications Solutions and Services segment.

     The following table summarizes the fair value of the assets acquired as determined by an independent appraisal (in thousands):

Amortizable intangible assets	$2,600
Goodwill	400

$3,000

     The amortizable intangible assets relating to proprietary technology were being amortized over five years on a straight-line basis. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill acquired in the acquisition has not been amortized. The intangible assets and goodwill acquired have been allocated to our Communications Solutions and Services business segment. Pro forma results related to the acquisition were not material to our financial condition or results of operations.

     On July 30, 2004, we sold the assets and the intellectual property related to Norstan CDG to IPcelerate, Inc. (IPcelerate), a privately held developer of voice over IP applications, for $2.5 million in cash and promissory notes, and the assumption by the purchaser of approximately $400,000 in liabilities. Pursuant to the terms of the purchase agreement, we received $1.25 million at closing and $1.25 million evidenced by non-interest bearing promissory notes in favor of Norstan ($1.05 million due January 30, 2005 and $200,000 due February 28, 2005). We recorded a pre-tax gain of $88,000 from the sale in the first quarter of fiscal 2005 in the accompanying consolidated statement of operations. This gain is comprised of total consideration received and liabilities assumed by IPcelerate (including the payable to NetCom for approximately $400,000 due April 2005) less assets sold (consisting primarily of the remaining unamortized portion of the technology intangible assets) as well as the write-off of the goodwill recorded as part of the original CDG purchase.

NOTE 3 — DISCONTINUED OPERATIONS:

     In July 2002, we sold our Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash as well as other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the amount of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, had been reflected at a zero value until such time as the unregistered common stock was monetized or monetizable. On June 2, 2004, these shares were registered with the Securities and Exchange Commission and, accordingly, we recorded an additional gain on the sale of discontinued operations of $87,000, net of tax, in the first quarter of fiscal 2005. Any adjustment to the final amount received relating to these shares will be recorded in the applicable future period. Network Services provided multiple source long distance services and related consulting and professional services.

     In the first quarter of fiscal 2004, we recorded a gain on the disposal of discontinued operations of $154,000, net of tax. This gain, resulted from the sale of certain property we received as part of the Vadini settlement related to the February 2002 arbitration award (see Note 8).

     Net assets (liabilities) of discontinued operations included the following (in thousands):

	July 31,	April 30,
	2004	2004
Assets:
Cash and accounts receivable	$8	$5
Notes receivable and other assets	1,019	899
Liabilities:
Accrued liabilities:
Future lease obligations	(186)	(170)
Other liabilities	(184)	(207)

Net assets of discontinued operations	657	527
Less: Current portion liabilities (assets)	(737)	(627)

Net non-current assets (liabilities) of discontinued operations	$(80)	$(100)

NOTE 4 — INCOME TAXES:

     Deferred income taxes are provided for differences between the financial statement carrying amounts and the tax basis of assets and liabilities at currently enacted income tax rates.

     Realization of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income. Should our operating strategies fail to produce sufficient taxable income in the future, we would need to record a valuation allowance in the appropriate future reporting period as required by generally accepted accounting principles. Norstan’s U.S. net operating loss carryforwards expire from 2020 to 2021, and the Canadian net operating loss carryforwards expire through fiscal 2011.

     For the first quarter ended July 31, 2004, we recorded a tax provision of 38.0% on the net income generated from continuing operations. In addition, we recorded a tax provision of 38.0% on the current quarter gain on disposal of discontinued operations. For the first quarter of fiscal 2004, we recorded a tax benefit of 39.0% on the net loss incurred from continuing operations and a 39.0% tax provision on the gain on disposal of discontinued operations. These effective rates represent our federal statutory rate adjusted for state income taxes and other permanent tax items.

NOTE 5 — STOCK-BASED COMPENSATION:

     We apply Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, our net income (loss) (in thousands) and net income (loss) per common share would have changed to the following pro forma amounts:

	For the three months ended
	July 31,	August 2,
	2004	2003
Net income (loss):
As reported	$1,247	$(1,872)
Additional compensation expense, net of tax	(184)	(268)

Pro forma	$1,063	$(2,140)

Net income (loss) per share:
As reported:
Basic	$0.09	$(0.15)
Diluted	$0.09	$(0.15)
Pro forma:
Basic	$0.08	$(0.17)
Diluted	$0.08	$(0.17)

NOTE 6 – DEBT OBLIGATIONS:

     In December 2003, we entered into a five year $27.5 million secured credit agreement with Wells Fargo Foothill, Inc. consisting of the following components: A) a $5.0 million revolving line of credit, and B) a $22.5 million term loan payable in 30 monthly installments of $333,333 beginning on February 1, 2004, with the remaining $12.5 million principal due and payable upon maturity at December 9, 2008. Availability under the revolving line of credit is generally based on a percentage of eligible recurring service and maintenance revenues, as defined. This credit agreement is secured by substantially all of our assets.

     The $5.0 million revolving credit facility currently bears interest at the bank’s reference rate plus 2.0% or LIBOR plus 4.0% with provisions for future rate reductions based on certain of our financial ratios. The term loan bears interest at the bank’s reference rate plus 3.5%. Annual unused line fees on the revolver are 0.5% and other monthly and annual fees are due to the lender throughout the duration of the agreement. In addition, we are required to meet certain financial and other covenants, including maintaining $2.0 million in excess availability. The agreement requires us to maintain, on a quarterly basis, minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and limits our capital expenditures on an annual basis. As of July 31, 2004, borrowings under this agreement were $20.0 million with an average interest rate of 7.75%. We were in compliance with all applicable financial covenants as of July 31, 2004.

     Proceeds from the term note were used to repay and terminate our previous credit agreement. As a result of the termination of our previous credit agreement, we wrote-off the remaining $162,000 in unamortized debt financing costs during the third quarter of fiscal 2004. In connection with our new secured credit agreement, we capitalized approximately $575,000 in debt financing costs which are being amortized over the term of the new agreement.

     During the periods presented in this quarterly report, prior to December 10, 2003, Norstan operated under a previous credit agreement with certain banks, as amended from time to time, consisting of a revolving line of credit and term loan, each secured by substantially all the assets of Norstan. The previous credit agreement provided for interest at various rates ranging from the banks’ reference rate plus 0.5% to the reference rate plus 2.0%, or the Eurodollar rate advance plus 2.5% to the Eurodollar rate advance plus 4.0%, plus annual commitment fees ranging from 0.375% to 0.25%.

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

     NOTE 7 — RESTRUCTURING AND OTHER CHARGES:

     During the second quarter of fiscal 2004, we recorded restructuring and other charges of $4.2 million, consisting of a restructuring charge of $3.7 million and a write-off of certain fixed assets of approximately $500,000. These charges were primarily within our Communications Solutions and Services segment and relate to actions completed by the end of our second fiscal quarter. The restructuring charge of $3.7 million related to a workforce reduction of 150 people (all of whom have been terminated) as we continued to right-size our organization and bring our expense structure in-line with anticipated revenues and changing market demand for our solutions and services. This charge consisted of $3.3 million in severance costs and other related employment benefits, together with $400,000 in lease termination and other facility costs. In addition, we recorded a charge of approximately $500,000 for the write-off of certain assets. These assets consisted primarily of non-recoverable capitalized system applications costs and other hardware costs.

     During the fourth quarter of fiscal 2004, we recorded additional restructuring and other charges of $9.4 million. Approximately $7.2 million of this amount was for our reorganization efforts announced in February 2004. Included in these efforts was a reorganization of our Communications Solutions and Services segment to better focus our efforts and to streamline sales and services to improve profitability. Solutions and Services now concentrates customer acquisition and retention efforts into two geographically focused business units. In addition, our sales support and service functions have been realigned to better serve our solutions and services team and our customers’ needs. This restructuring charge includes $2.4 million in costs associated with employee and severance costs related to a workforce reduction of 100 people (80 were terminated as of July 31, 2004), $3.9 million related to facilities exit and other contractual costs, and $831,000 in other asset impairment charges. The remaining $2.2 million charge relates to a claim made by the Universal Services Administrative Company (USAC) regarding a specific E-rate project completed by Norstan. The USAC is seeking a recovery of amounts dispursed by the USAC to Norstan on behalf of one of our customers. We are appealing this claim. However, as we may be required to repay a portion or all of the disputed funding, we have established the requisite reserve (see Note 8).

     As of July 31, 2004, there remained restructuring and other reserves of approximately $7.1 million in the accompanying consolidated balance sheet; $5.0 million included in other accrued current liabilities and $2.1 million in other long-term liabilities. We anticipate the majority of the remaining restructuring costs will be paid by the end of our second quarter in fiscal 2005 with the exception of certain facility costs which will extend through fiscal 2012.

     The following table summarizes the remaining reserves reflected in our accompanying consolidated balance sheet (in thousands):

	Employee/	Facility Exit	Disputed
	Severance	And Other	Funding
	Costs	Contractual Costs	Claim	Total
Balance at April 30, 2004	$2,345	$4,021	$2,191	$8,557
Restructuring and other charges	—	—	—	—
Utilization/cash payments	(1,104)	(304)	—	(1,408)

Balance at July 31, 2004	$1,241	$3,717	$2,191	$7,149

     NOTE 8 – COMMITMENTS AND CONTINGENCIES:

Legal Proceedings:

     In April 2004, we received a Commitment Adjustment Letter from the Universal Services Administrative Company (USAC), which oversees the Federal Communications Commission’s School and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. The letter informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (Navajo Prep) project for funding year 2001, in which we had installed specific equipment and services for which we received approximately $2.2 million. The audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC is seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. We have filed an appeal with USAC and we are continuing an investigation of the Navajo Prep project. While we will continue to defend and appeal USAC’s decision, we may be required to repay a portion or all of the $2.2 million. Accordingly, we established a reserve of $2.2 million in the fourth quarter of fiscal 2004 that is recorded in other current liabilities in the consolidated balance sheets at April 30, 2004 and July 31, 2004.

     In February 2002, we were awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (PRIMA) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, we reached a settlement with the former owner, Mr. Michael Vadini. The settlement provided that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, we recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. We recorded a full reserve against the real property and the promissory note and planned to record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, we agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a gain, net of tax, of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In May 2003, one of the real properties was sold and a pre-tax gain of approximately $253,000 was recorded through discontinued operations in the first quarter of fiscal 2004. In addition, in January 2004, a second real property was sold and a pre-tax gain of approximately $341,000 was recorded through discontinued operations in the third quarter of fiscal 2004. As of July 31, 2004, we retained title to one remaining property.

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

     Norstan and Siemens have been parties in a used equipment alliance in which we managed the acquisition, marketing, refurbishment and resale of Siemens certified used telephony equipment, becoming the largest supplier of Siemens and ROLM refurbished equipment. On July 22, 2004, Siemens Information and Communication Networks, Inc., elected to end their alliance with us in the used equipment business effective at the expiration of the current agreement, July 31, 2004. Effective August 1, 2004, we continued to offer customers refurbished Siemens telephony equipment. Norstan Resale Services Group now competes directly with Siemens in procurement as well as the resale of refurbished equipment to end users. In addition, we offer new and used audio and video conferencing systems, wireless solutions, call center accessories, components, desktop products, and services through our Norstan Resale Services Group.

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

     NOTE 9 — BUSINESS SEGMENTS:

     We deliver our products and services through two business segments, Communications Solutions and Services and Resale Services. Interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” were as follows (in thousands):

	For the Quarter Ended
	July 31,		August 2,
	2004		2003
		Operating		Operating
	Revenues	Income/(Loss)	Revenues	Income/(Loss)
Communications Solutions and Services	$46,023	$1,419	$49,618	$(3,242)
Resale Services	8,378	952	7,266	361

Totals	$54,401	$2,371	$56,884	$(2,881)

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     General. Norstan, Inc. (Norstan, the Company, we, us or our) is a full-service communications solutions and services company delivering voice and data technologies and services, and remanufactured equipment to corporate end-users and public sector companies. We offer a full range of technologies for customer contact solutions and converged solutions, including applications such as messaging, conferencing and enterprise mobility. Additionally, we provide a host of communications services including ProtectNet® Life Cycle services, project management, implementation, field delivery, voice and data network monitoring, and managed and professional services.

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

     Operating Segments. To address the complex communications requirements of our customers, Norstan provides a broad range of products and services through two interrelated business segments: Communications Solutions and Services and Resale Services, which accounted for 84.6% and 15.4% of our revenues, respectively, for the fiscal quarter ended July 31, 2004. Communications Solutions and Services provide solutions and services focused on enterprise and public sector customers throughout the U.S. and Canada, including hardware and software applications that support voice and data communications and customer contact solutions. Resale Services provides refurbished voice and data products to the secondary market.

     The following table summarizes the source of our revenues by product/service offerings for the first quarter of fiscal 2005 and the comparable prior year period:

	Three Months Ended
	July 31,	August 2,
	2004	2003
Communications Solutions and Services
Communications Solutions: (a)
Converged Solutions	19.9%	18.0%
Customer Contact Solutions	10.0	11.1
Infrastructure/Other	3.1	5.8

Communications Solutions	33.0	34.9
Communications Services	51.0	51.3
Financial Services	0.6	1.0

Communications Solutions and Services	84.6	87.2
Resale Services	15.4	12.8

	100.0%	100.0%

(a)	Converged Solutions includes internet protocol (IP) telephony, voice systems, audio conferencing, data networking/collaboration and wireless voice and data solutions. Customer Contact Solutions includes contact center platforms, interactive voice response and speech recognition as well as computer telephony integration. Infrastructure/Other includes structured cabling, optical networks and multimedia solutions.

     In fiscal 2003 and the first half of fiscal 2004, Norstan’s strategy was one of gaining market share through geographic expansion into tier one markets. Our strategic focus has now changed from one of broader geographic coverage, to one of increasing share by creating deeper coverage in specific markets with specific technologies. We will be more selective in our pursuit of new customers, markets, products and services. This change in strategic focus may result in lower revenues but higher profitability and cash flows in fiscal 2005 as compared to fiscal 2004.

     Over the past few years, the addition of new technology partners has provided us with new revenue opportunities. With this change in our product mix the related competitive pricing pressure has in part contributed to decreased product gross margins negatively affecting our financial performance. We believe that the restructuring undertaken in fiscal 2004 of our Communications Solutions and Services business segment and increased emphasis on project management capabilities will help us market and deliver communication solutions in a more efficient manner.

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

     Our Resale Services segment expects increased volume from the re-sale of refurbished telecommunications and data equipment and industry consolidation. Vibes Technologies, Inc. and Norstan Resale Services Group’s extensive knowledge of the secondary market and their customer relationships are expected to provide the basis for growth in this business segment. These business units offer a variety of manufacturers’ refurbished and new communications products as well as related services to the secondary market.

     We are focusing on several initiatives to better position our business to be successful in fiscal 2005:

•	Improving company profitability – There are opportunities in many areas of our business to improve Norstan’s profitability, such as improving gross margins for our installation and services and decreasing the cost of customer acquisition.

•	Retaining our existing customers – We have built a substantial installed customer base consisting of Fortune 2000 and middle-market companies. We have increased our resources committed to maintaining these relationships, offering our customers additional solutions and services that further improve their communications systems and their ability to run their businesses more efficiently.

•	Delivering advanced business applications – A significant differentiator for Norstan is our capability to provide customers with advanced business applications and services to support them. We are delivering advanced business applications and strategic solutions, complementing these applications with knowledge, professional services and support upon which Norstan has built its reputation for over 30 years.

•	Developing Resale Services – We will continue to develop our Resale Services businesses by adding additional voice and data products and accessories that will augment our existing offerings.

•	Developing new business selectively – Competition within the areas of convergence and applications is fierce and the technology is complex. We will concentrate our new business development in geographic areas where opportunities, skills and resources exist, and on sales and services yielding the highest returns.

     Fiscal 2004 Restructuring. During fiscal 2004, we took significant actions to reorganize and refocus the sales and service efforts of our Communications Solutions and Services business segment. We reduced our workforce by approximately 20.0% to a headcount of 1,090 at April 30, 2004 from 1,366 at April 30, 2003. We consolidated certain facilities to concentrate our customer acquisition and retention efforts in those geographic markets where we can deliver our solutions and services in a more efficient and profitable manner. In addition, asset impairment charges related to certain capitalized system application costs and hardware costs were recorded.

     As the effect of these restructuring efforts were realized during fiscal 2004, our quarterly operating income (excluding restructuring and other charges) improved quarter-over-quarter throughout the year. We expect the benefits from these cost reduction measures will continue in the remainder of fiscal 2005 and beyond.

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

Results of Operations

     Summary

     The following table sets forth certain items from our consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended
	July 31,	August 2,
	2004	2003
Revenues
Communications Solutions and Services	84.6%	87.2%
Resale Services	15.4	12.8

Total revenues	100.0%	100.0%
Cost of sales	70.4	71.9

Gross margin	29.6	28.1
Selling, general and administrative expenses	25.2	33.1

Operating income (loss)	4.4%	(5.0%)

Net income (loss) – continuing operations	2.1%	(3.6%)
Net income – discontinued operations	0.2%	0.3%

Net income (loss)	2.3%	(3.3%)

     The following table sets forth the gross margin percentages for each of our business segments:

	Three Months Ended
	July 31,	August 2,
	2004	2003
Communications Solutions and Services	28.7%	27.3%
Resale Services	34.4%	33.1%

     Continuing Operations

     Revenues. Total revenues from continuing operations decreased approximately $2.5 million or 4.4% to $54.4 million in the first quarter of fiscal 2005, as compared to $56.9 million in the first quarter of fiscal 2004. This decrease in revenues while anticipated, reflects our decision to concentrate business development efforts in markets where our resources and skills align with sales and service opportunities in a more profitable manner.

     Revenues within the Communications Solutions and Services segment decreased 7.2% to $46.0 million for the first quarter of fiscal 2005, compared to $49.6 million in the similar period last year. Our first quarter of fiscal 2005 Solutions’ revenues were down 9.5% year-over-year. This decrease was primarily the result of lower revenues related to infrastructure and customer contact solutions, which more than offset increased revenues from converged solutions. Services revenues for the quarter ended July 31, 2004 were down 4.8% compared to the similar period last year primarily as a result of decreased conferencing and professional service revenues. Revenues from service contracts and moves, adds and changes (MAC) were relatively flat.

     For the quarter ended July 31, 2004, Resale Services’ revenues increased $1.1 million or 15.3% to $8.4 million as compared to $7.3 million in the first quarter of fiscal 2004. Revenues for Vibes Technologies, Inc. were up 17.2% year-over-year. In addition, Norstan Resale Services Group revenues were up 12.4% in the first quarter of fiscal 2005 as compared to the similar period last year. As previously stated, Siemens elected to end our alliance in the refurbished equipment business at the end of July 2004. Commencing on August 1, 2004, Norstan Resale Services Group will record revenues based on shipments to our customers as compared to our previous method of recording revenues under the Siemens alliance which included marketing and refurbishing fees as well as our portion of the alliance’s profits.

     Gross Margin. Norstan’s gross margin in the first quarter of fiscal 2005 increased $130,000 or less than 1.0% to $16.1 million, as compared to $16.0 million for the similar period last year. As a percent of total revenues, gross margin improved to 29.6% for the first quarter of fiscal 2005, as compared to 28.1% for the first quarter of fiscal 2004.

     Gross margin percentages for any specific period of time are affected by numerous factors, including but not limited to, competitive market pricing, product and/or service mix, labor utilization, project cost overruns, vendor rebates, and operations spending.

     Communications Solutions and Services gross margin decreased $347,000 to $13.2 million in the first quarter of fiscal 2005 as compared to $13.6 million in the first quarter of fiscal 2004. Gross margin as a percent of revenues for this segment improved to 28.7% for the first quarter of fiscal 2005 as compared to 27.3% in the similar period last year. Within this segment, Solutions’ margins were 20.1% in the first quarter of fiscal 2005 as compared to 21.1% in the similar period last year. This change was the result of the favorable impact of increased vendor rebates offset by continued pricing pressure at the point of sale and the changing product mix. Services’ margins were 34.0% and 30.1% in the first quarter of fiscal 2005 and 2004, respectively. This improvement was primarily the result of lower operations spending resulting from the restructuring efforts undertaken in fiscal 2004. Current Solutions and Services margins were also affected in the first quarter of fiscal 2005 by increased operations costs related to accrued incentive compensation. We continue to assess and improve our installation and service delivery methodologies to address margin concerns in our Communications Solutions and Services segment. In addition, we are focused on our project management capabilities, including additional training and incentives, which may benefit margins as we move forward.

     Resale Services’ gross margin was 34.4% of revenues in the first quarter of fiscal 2005, as compared to 33.1% in the first quarter in fiscal 2004. The increase is primarily the result of changes in the mix of products sold during the comparable periods. While Norstan Resale Services Group margins and other aspects of our financial performance may be impacted by the termination of our alliance with Siemens on July 30, 2004, we cannot currently assess whether these factors will have a material adverse impact on our results of operations or financial condition.

     Selling, General and Administrative Expenses. Norstan’s selling, general and administrative expenses were $13.7 million in the first quarter of fiscal 2005, down significantly as compared to $18.8 million reported in the similar period last year. As a percent of revenues, selling, general and administrative expenses improved to 25.2% in the first quarter of fiscal 2005, compared to 33.1% in the first quarter of fiscal 2004. This $5.1 million decrease in selling, general and administrative expenses was primarily due to our lower headcounts and spending levels resulting from the restructuring efforts undertaken during the second and fourth quarters of fiscal 2004. This significant reduction in spending was partially offset by the recording of certain incentive compensation costs accrued during the quarter. We will continue to realize the benefits from the restructuring actions taken during fiscal 2004.

     Interest Expense. Interest expense increased 38.6% to $621,000 in the first quarter of fiscal 2005 from $448,000 in the similar period last year. The year-over-year increase was the result of increased borrowings under the Company’s long-term credit facilities, which were $20.0 million as of July 31, 2004 compared to $18.4 million as of August 2, 2003, as well as an increase in weighted average interest rates relative to our credit agreement entered into in December 2003.

     Operating Income. Our operating income for the first quarter of fiscal 2005 was $2.4 million, significantly improved from the operating loss of $2.9 million reported in the similar period last year. In addition, our current year results include the accrual of approximately $1.5 million in incentive compensation.

     Income Taxes. For the three months ended July 31, 2004, we recorded a tax provision of 38.0% on the net income generated from continuing operations and the gain on disposal of discontinued operations. For the first quarter of fiscal 2004, we recorded a tax benefit of 39.0% on the net loss incurred from continuing operations and a 39.0% tax provision on the gain on disposal of discontinued operations. These effective rates represent our federal statutory rate adjusted for state income taxes and other permanent tax items.

     Net Income (Loss) from Continuing Operations. We reported net income from continuing operations of $1.2 million or $0.08 per diluted share in the first quarter of fiscal 2005, as compared to a net loss of $2.0 million or $0.16 per diluted share in the similar period last year.

     Discontinued Operations

     In July 2002, we sold our Network Services business to NetWolves Corporation (NASDAQ: WOLV) for $7.5 million. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash as well as other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the amount of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, had been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. On June 2, 2004, these shares were registered with the Securities and Exchange Commission and, accordingly, we recorded an additional gain on the sale of discontinued operations of $87,000, net of tax, in the first quarter of fiscal 2005. Any adjustment to the final amount received relating to these shares will be recorded in the applicable future period. Network Services provided multiple source long distance services and related consulting and professional services.

     In the first quarter of fiscal 2004, we recorded a gain on the disposal of discontinued operations of $154,000, net of tax. This gain resulted from the sale of certain property we received as part of the Vadini settlement related to the February 2002 arbitration award (see Legal Proceedings).

     Net Income (Loss). We reported net income of $1.2 million or $0.09 per diluted share in the first quarter of fiscal 2005, as compared to a net loss of $1.9 million or $0.15 per diluted share in the similar period last year.

Application of Critical Accounting Policies

     The Securities and Exchange Commission requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements (Unaudited) includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements (Unaudited). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, valuation of deferred tax assets, valuation of accounts receivable and estimation of restructuring costs associated with facility closures and workforce reductions. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. The following is a brief discussion of the more significant accounting policies and methods used by Norstan which require the most subjective and complex judgments. We consider these to be critical and changes in applications of these policies could result in materially different amounts being reported under different conditions or using different assumptions.

     Revenue Recognition. Norstan’s principal sources of revenues are derived from the sale, installation and service of our full range of voice and data technologies and services. Within our Communications Solutions and Services segment, revenues from the sale and installation of products and systems are generally recognized under the percentage-of-completion method of accounting for long-term contracts and revenues from maintenance service contracts, moves, adds, and changes, and professional services, are recognized as the services are provided. Service contracts are generally pre-billed either on a quarterly or annual basis and are reflected on the balance sheet as deferred revenue and recognized as revenue over the service period on a straight-line basis. Resale Services’ revenues generated from the secondary equipment market are recognized upon performance of contractual obligations, which is generally upon shipment.

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

     Valuation of Deferred Tax Assets. Norstan recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At April 30, 2004, we had $18.2 million in net deferred tax assets, including $7.5 million relating to net operating loss carryforwards. We regularly review our deferred tax assets for recoverability and establish valuation allowances based on historical taxable income, projected future taxable income by tax jurisdiction, and the expected timing of the reversals of existing temporary differences. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. In the event that actual results differ from our estimates or that these estimates are adjusted in future periods or if uncertainties arise related to our ability to utilize some or all of the deferred tax assets, we may need to establish additional valuation allowances which could materially impact our financial condition and results of operations. To the extent a valuation allowance is established in a given period, an expense within the tax provision in the statement of operations is recorded. Conversely, when a valuation allowance is reduced, a tax benefit is recorded in the statement of operations.

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

     Restructuring and Other Charges. In fiscal 2004, Norstan initiated certain restructuring actions, including workforce reductions, lease terminations, other facility exit and contractual costs and asset impairment charges. These restructuring actions require our management to utilize significant estimates related to the expenses for severance and other employee separation costs, facility exit and other exit costs, the amount and timing of estimated sublease rentals that could be reasonably obtained and realizable values of assets made redundant or obsolete. Total reserves relative to accrued restructuring and other charges at July 31, 2004 totaled $7.1 million, of which $3.7 million relates to facility exit and other contractual costs. Included in our accrued restructuring accrual is an estimate of remaining future contractual lease payments. As required by generally accepted accounting principles, we have estimated sublease rentals that could be reasonably received upon sublease of the applicable facilities. We estimated such sublease rentals through the remaining terms of the underlying lease agreements to be approximately $4.8 million at July 31, 2004. Should any of the assumptions (such as the sublease rate or timing) utilized by us to determine estimated sublease rentals be significantly different than ultimate results, our results of operations and cash flows could be significantly impacted.

Liquidity and Capital Resources

     General. We have historically funded our working capital needs, capital expenditures and other investment activities through cash flows generated from operations, net proceeds from lease contracts, borrowings from long-term credit facilities and more recently, proceeds from dispositions of discontinued operations. As we move forward, we anticipate that funds generated from operations and borrowing capabilities under our current credit agreement should be sufficient to fund anticipated operating activities, planned capital expenditures and scheduled debt repayments. In connection with the termination of the alliance with Siemens for refurbished equipment effective at the end of July 2004, we anticipate incremental working capital requirements of approximately $2.0 to $3.0 million related to accounts receivable and inventory during the remainder of fiscal 2005. As of July 31, 2004, we had cash totaling $4.5 million and access to $5.0 million to draw upon under our revolving credit facility (limited by the applicable covenant of our credit agreement requiring us to maintain $2.0 million in excess availability).

     Sources and Uses of Cash. Continuing operations provided net cash of $1.2 million in the first quarter of fiscal 2005 as compared to utilizing cash of $1.2 million in the similar period of fiscal 2004. This increase is primarily the result of our improved operating results as we reported net income from continuing operations of $1.2 million in the first quarter of fiscal 2005 as compared to a net loss of $2.0 million in the first quarter of fiscal 2004.

     Investing activities provided net cash of $2.0 million during the three months ended July 31, 2004 as compared to utilizing cash of $0.5 million in the similar period last year. This increase in cash provided by investing activities is due to the receipt of $1.25 million in cash from the disposition of Norstan CDG assets during the current period as compared to our cash outlay of $1.1 million related to the original acquisition in the prior year’s first quarter. In addition, our investment in property and equipment was down significantly as were our collections on lease contracts. Historically, our lease portfolio has been a significant source of cash for our business. However, it will continue to decrease over the next few fiscal years as our leasing activity winds down with projected cash provided from lease collections of approximately $3.5 million in the remainder of fiscal 2005.

     Financing activities utilized net cash of $1.5 million in the first quarter of fiscal 2005 as compared to providing net cash of $2.2 million in the similar period last year. During the current quarter, we continued to pay down the balance on the term loan associated with our long-term credit agreement and our discontinued lease rental debt. In addition, as our leasing activity winds down, we are no longer borrowing additional funds based on lease receivables. We had no new borrowings related to our lease receivables in the first quarter of fiscal 2005 or 2004.

     In December 2003, we entered into a five year $27.5 million secured credit agreement with Wells Fargo Foothill, Inc. consisting of the following components: A) a $5.0 million revolving credit facility, and B) a $22.5 million term loan payable in 30 monthly installments of $333,333 beginning on February 1, 2004, with the remaining unpaid principal due and payable upon maturity at December 9, 2008. Availability under the revolving credit facility is generally based on a percentage of eligible recurring service and maintenance revenues, as defined. This credit agreement is secured by substantially all of our assets.

     The $5.0 million revolving credit facility currently bears interest at the bank’s reference rate plus 2.0% or LIBOR plus 4.0% with provisions for future rate reductions based on certain of our financial ratios. The term loan bears interest at the bank’s reference rate plus 3.5%. Annual unused line fees on the revolver are 0.5% and other monthly and annual fees are due to the lender throughout the duration of the agreement. In addition, we are required to meet certain financial and other covenants, including maintaining $2.0 million in excess availability. The agreement requires us to maintain, on a quarterly basis, minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) and limits our capital expenditures on an annual basis. As of July 31, 2004, borrowings under this agreement were $20.0 million with an average interest rate of 7.75%. We were in compliance with all applicable financial covenants as of July 31, 2004.

     Proceeds from the term note were used to repay and terminate our previous credit agreement. As a result of the termination of our previous credit agreement, we wrote-off the remaining $162,000 in unamortized debt financing costs during the third quarter of fiscal 2004. In connection with our new secured credit agreement, we capitalized approximately $575,000 in debt financing costs which are being amortized over the term of the new agreement.

     Prior to December 2003, Norstan operated under a previous credit agreement with certain banks, as amended from time to time, consisting of a revolving line of credit and term loan, each secured by substantially all the assets of Norstan. The previous credit agreement provided for interest at various rates ranging from the banks’ reference rate plus 0.5% to the reference rate plus 2.0%, or the Eurodollar rate advance plus 2.5% to the Eurodollar rate advance plus 4.0%, plus annual commitment fees ranging from 0.375% to 0.25%.

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

     Capital Expenditures. We used $368,000 for capital expenditures during the first quarter of fiscal 2005 as compared to $1.7 million for the similar period of fiscal 2004. We currently expect capital expenditures of approximately $4.0 to $5.0 million in the aggregate in fiscal 2005, which will be financed by cash from operations or from borrowings under our long-term credit facility.

     Investment in Lease Contracts. Norstan has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company continues to wind down its leasing activities and provide its customers with financing through Citicapital Technology Finance, Inc. As a result, we have made minimal investments in lease contracts in fiscal 2005 and 2004. Net lease receivables decreased to $4.6 million at July 31, 2004 from $5.6 million at April 30, 2004. We have historically utilized our lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $2.7 million at July 31, 2004 (of which $1.9 million is due in the remainder of fiscal 2005) as compared to $3.6 million at April 30, 2004. Interest rates on these credit agreements at July 31, 2004 ranged from 6.0% to 8.0%, while payments are due in varying monthly installments through March 2007. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

Norstan Convergence Development Group

     In March 2003, we purchased certain assets and intellectual property from NetCom Systems, Inc. (NetCom) related to NetCom’s voice over IP telephony applications software operations. The acquisition consideration totaled $3.0 million, consisting of a cash payment of $1.1 million at closing and $1.1 million 120 days after the closing and guaranteed payments of $800,000 payable over the next two years ($400,000 paid April 2004 with the remaining $400,000 due April 2005). The purchase agreement provided that we may pay NetCom contingent consideration up to $3.0 million based on the amount of new software license fees received by Norstan during the two-year period following the closing. We funded the purchase of these assets from borrowings under our credit facility. We also hired certain key NetCom personnel who were involved in NetCom’s development of IP telephony applications software. This group comprised our Norstan Convergence Development Group (Norstan CDG) and its results of operations are included in our Communications Solutions and Services segment.

     On July 30, 2004, we sold the assets and the intellectual property related to Norstan CDG to IPcelerate, Inc. (IPcelerate), a privately held developer of voice over IP applications, for $2.5 million in cash and promissory notes, and the assumption by the purchaser of approximately $400,000 in liabilities. Pursuant to the terms of the purchase agreement, we received $1.25 million at closing and $1.25 million evidenced by non-interest bearing promissory notes in favor of Norstan ($1.05 million due January 30, 2005 and $200,000 due February 28, 2005). We recorded a pre-tax gain of $88,000 from the sale in the first quarter of fiscal 2005 in the accompanying consolidated statement of operations. This gain is comprised of total consideration received and liabilities assumed by IPcelerate (including the payable to NetCom for approximately $400,000 due April 2005) less assets sold (consisting primarily of the remaining unamortized portion of the technology intangible assets) as well as the write-off of the goodwill recorded as part of the original CDG purchase.

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

     For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but does affect future results of operations and cash flows. We had variable rate debt of $20.0 million outstanding at July 31, 2004 with a weighted average interest rate of 7.75%. Assuming our balance of variable rate debt remains constant at $20.0 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in pre-tax cash flows, of $200,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in pre-tax cash flows of $200,000.

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

Foreign Currency Risk

     We are exposed to foreign currency rate risk. Substantially all foreign exchange exposure is related to the value of the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar have improved in the first quarter of fiscal 2005 as compared to the average rates during fiscal 2004.

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

ITEM 4.

CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, Norstan conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Norstan’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

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

     In February 2002, we were awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (PRIMA) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, we reached a settlement with the former owner, Mr. Michael Vadini. The settlement provided that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, we recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. We recorded a full reserve against the real property and the promissory note and planned to record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, we agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a gain, net of tax, of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In May 2003, one of the real properties was sold and a pre-tax gain of approximately $253,000 was recorded through discontinued operations in the first quarter of fiscal 2004. In addition, in January 2004, a second real property was sold and a pre-tax gain of approximately $341,000 was recorded through discontinued operations in the third quarter of fiscal 2004. As of July 31, 2004, we retained title to one remaining property.

     We are involved in other legal actions in the ordinary course of our business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there are no other legal proceedings pending against or involving Norstan for which the outcome is likely to have a material adverse effect upon our business, operating results or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1	Certification of Scott G. Christian, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert J. Vold, Senior Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Scott G. Christian, President and Chief Executive Officer, and Robert J. Vold, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K.

     The Company filed three reports on Form 8-K during our fiscal first quarter ended July 31, 2004, as follows:

Date	Item Reported On
June 1, 2004	Item 12. On June 1, 2004, we announced the receipt of a Commitment Adjustment Letter from the Universal Services Administrative Company.

June 17, 2004	Item 12. On June 17, 2004, we announced our results of operations for our fiscal year ended April 30, 2004.

July 23, 2004	Item 12. On July 23, 2004, we announced the expiration of our Norstan/Siemens used equipment alliance.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC. Registrant

Date: September 14, 2004	By	/s/ Scott G. Christian

Scott G. Christian Chief Executive Officer and President (Principal Executive Officer)

Date: September 14, 2004	By	/s/ Robert J. Vold

Robert J. Vold Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)