Form 10-Q
period 2004-10-30
NORSTAN INC
filed 2004-12-14
CIK 72418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED OCTOBER 30, 2004

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
Yes [  ] No [X]

On December 7, 2004, there were 13,821,679 shares outstanding of the registrant’s common stock, par value $0.10 per share, its only class of equity securities.

i

PART I. FINANCIAL INFORMATION

ITEM 1.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
REVENUES
Communications Solutions and Services	$47,575	$48,548	$93,598	$98,166
Resale Services	9,080	7,898	17,458	15,164

Total Revenues	56,655	56,446	111,056	113,330

COST OF SALES
Communications Solutions and Services	33,302	34,854	66,114	70,914
Resale Services	5,698	4,972	11,191	9,830

Total Cost of Sales	39,000	39,826	77,305	80,744

GROSS MARGIN
Communications Solutions and Services	14,273	13,694	27,484	27,252
Resale Services	3,382	2,926	6,267	5,334

Total Gross Margin	17,655	16,620	33,751	32,586

Selling, General & Administrative Expenses	14,741	17,469	28,466	36,316
Restructuring and Other Charges	—	4,180	—	4,180

OPERATING INCOME (LOSS)	2,914	(5,029)	5,285	(7,910)
Interest expense	(616)	(553)	(1,237)	(1,001)
Other income, net	6	18	126	24

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,304	(5,564)	4,174	(8,887)
Income tax provision (benefit)	876	(2,169)	1,586	(3,466)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,428	(3,395)	2,588	(5,421)

DISCONTINUED OPERATIONS:
Gain (loss) on disposal of discontinued operations, net of tax benefit of $6 and provision of $46 in 2004 and tax benefit of $3 and provision of $94 in 2003	(11)	(5)	76	150

NET INCOME (LOSS)	$1,417	$(3,400)	$2,664	$(5,271)

NET INCOME (LOSS) PER SHARE – BASIC
CONTINUING OPERATIONS	$0.11	$(0.26)	$0.19	$(0.42)
DISCONTINUED OPERATIONS	0.00	0.00	0.01	0.01

NET INCOME (LOSS) PER SHARE – BASIC	$0.11	$(0.26)	$0.20	$(0.41)

NET INCOME (LOSS) PER SHARE – DILUTED
CONTINUING OPERATIONS	$0.10	$(0.26)	$0.19	$(0.42)
DISCONTINUED OPERATIONS	0.00	0.00	0.00	0.01

NET INCOME (LOSS) PER SHARE – DILUTED	$0.10	$(0.26)	$0.19	$(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,417	12,984	13,367	12,939

DILUTED	13,807	12,984	13,729	12,939

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED

(In thousands, except share amounts)

	October 30,	April 30,
	2004	2004
ASSETS
CURRENT ASSETS
Cash	$5,872	$2,724
Accounts receivable, net of allowances for doubtful accounts of $856 and $719	29,898	32,795
Lease receivables	2,348	4,603
Inventories	12,002	8,999
Costs and estimated earnings in excess of billings of $9,661 and $8,875	5,978	4,786
Deferred income taxes	4,834	5,985
Prepaid expenses, deposits and other	5,909	5,770
Net current assets of discontinued operations	731	627

TOTAL CURRENT ASSETS	67,572	66,289

PROPERTY AND EQUIPMENT
Furniture, fixtures and equipment	77,671	84,423
Less-accumulated depreciation and amortization	(66,783)	(71,242)

NET PROPERTY AND EQUIPMENT	10,888	13,181

OTHER ASSETS
Goodwill	4,241	4,477
Lease receivables, net of current portion	1,293	1,020
Deferred income taxes	13,488	12,979
Other	1,996	2,498

TOTAL OTHER ASSETS	21,018	20,974

TOTAL ASSETS	$99,478	$100,444

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED
(In thousands, except share amounts)

	October 30,	April 30,
	2004	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3,667	$4,400
Current maturities of discounted lease rentals	1,707	2,802
Accounts payable	13,579	11,990
Deferred revenue	20,655	21,769
Accrued -
Salaries and wages	5,310	3,095
Other liabilities	12,117	11,856
Billings in excess of costs and estimated earnings of $16,661 and $17,078	6,176	8,291

TOTAL CURRENT LIABILITIES	63,211	64,203
LONG-TERM DEBT, net of current maturities	14,667	16,833
DISCOUNTED LEASE RENTALS, net of current maturities	178	750
NET NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	80	100
OTHER LIABILITIES	1,963	3,003

TOTAL LIABILITIES	80,099	84,889

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY
Common stock — $.10 par value; 40,000,000 authorized shares; 13,810,719 and 13,365,326 shares issued and outstanding	1,381	1,337
Capital in excess of par value	59,479	58,474
Accumulated deficit	(39,252)	(41,916)
Unamortized cost of stock	(501)	(372)
Accumulated other comprehensive loss	(1,728)	(1,968)

TOTAL SHAREHOLDERS’ EQUITY	19,379	15,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,478	$100,444

The accompanying notes are an integral part of these consolidated financial statements.

NORSTAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

(In thousands)

	Six Months Ended
	October 30,	November 1,
	2004	2003
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$2,588	$(5,421)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) continuing operating activities:
Restructuring and other charges	—	4,180
Depreciation and amortization	3,440	4,391
Deferred income taxes	643	(3,805)
Changes in operating items:
Accounts receivable	3,274	1,683
Inventories	(2,839)	(888)
Costs and estimated earnings in excess of billings	(1,167)	616
Prepaid expenses, deposits and other	(110)	(477)
Accounts payable	1,474	2,544
Deferred revenue	(1,376)	(2,136)
Accrued liabilities	2,342	(4,399)
Billings in excess of costs and estimated earnings	(2,165)	842
Other, net	(2,341)	(125)

Net cash provided by (used for) operating activities	3,763	(2,995)

INVESTING ACTIVITIES
Additions to property and equipment	(822)	(2,666)
Cash paid for acquisition	—	(1,100)
Cash received from disposition	1,250	—
Investment in lease contracts	(23)	(18)
Proceeds from lease contracts	2,067	3,840

Net cash provided by investing activities	2,472	56

FINANCING ACTIVITIES
Borrowings on long-term debt	—	58,233
Repayments of long-term debt	(2,500)	(52,138)
Repayments of discounted lease rentals	(1,706)	(2,948)
Proceeds from sale of common stock	827	714

Net cash provided by (used for) financing activities	(3,379)	3,861

EFFECT OF EXCHANGE RATE CHANGES ON CASH	340	(547)

NET CASH FLOW FROM CONTINUING OPERATIONS	3,196	375
NET CASH FLOW FROM DISCONTINUED OPERATIONS	(48)	133
CASH, BEGINNING OF PERIOD	2,724	1,185

CASH, END OF PERIOD	$5,872	$1,693

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

Revenue Recognition:

     Within our Communications Solutions and Services business segment, revenues from the sale and installation of products and systems are recognized under the percentage-of-completion method of accounting for long-term contracts. Revenues from maintenance service contracts, moves, adds, and changes, and network integration services, are recognized as the services are provided and financial services’ revenues are recognized over the life of the related lease receivables using the effective interest method. Resale Services’ revenues are generated from the secondary equipment market and are recognized upon performance of contractual obligations, which is upon shipment.

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

     Pursuant to the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets,” in determining whether an impairment has occurred, our policy is to evaluate, at each balance sheet date, whether events and circumstances have taken place to indicate that the book value of our assets may not be recoverable. If such indicators were present, impairment would be assessed using estimates of undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the book values of the assets, the assets would be written down to their estimated fair values. There were no writedowns recorded under SFAS No. 144 in the first and second quarters of fiscal 2005 or fiscal 2004, except for those included in restructuring and other charges (see Note 7).

Goodwill and Other Intangible Assets:

     Pursuant to the requirements of SFAS No. 142, we test goodwill for impairment on an annual basis or more frequently if circumstances warrant using a fair value approach. No circumstances occurred during the second quarter of fiscal 2005 that warranted testing goodwill for impairment. In addition, we recorded amortization expense of $134,000 in the second quarter of fiscal 2004, related to the intangible assets acquired as part of our fiscal 2003 internet protocol (IP) telephony applications software acquisition from NetCom Systems, Inc. (see Note 2). No such amortization expense was recorded in the second quarter of fiscal 2005 as all of these intangible assets were sold at the end of the first quarter of fiscal 2005.

     In the second quarter of fiscal 2005, we acquired certain intangible assets for $500,000 in cash to facilitate Norstan Resale Services Group’s business. These intangible assets are being amortized over 24 months and $63,000 in amortization expense was recorded in the second quarter of fiscal 2005. The amortization expense is included in selling, general and administrative expenses in the consolidated statements of operations.

     The components of goodwill and other intangible assets were as follows (in thousands):

	Goodwill		Other Intangible Assets
	October 30, 2004	April 30, 2004	October 30, 2004	April 30, 2004
Gross carrying amount	$10,895	$10,990	$500	$2,640
Accumulated amortization	(6,654)	(6,513)	(63)	(622)

Net carrying amount	$4,241	$4,477	$437	$2,018

     The change in the gross carrying amounts of goodwill and other intangible assets for the six months ended October 30, 2004 were as follows (in thousands):

		Other
	Goodwill	Intangible Assets
Balance at April 30, 2004	$10,990	$2,640
Assets sold	(400)	(2,640)
Assets acquired	—	500
Currency translation adjustment	305	—

Balance at October 30, 2004	$10,895	$500

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

     The following table presents a summary of the warranty reserve (in thousands):

	Six Months Ended
	October 30,	November 1,
	2004	2003
Balance at beginning of period	$1,622	$1,468
Provision for reserves recorded	1,443	1,533
Reductions for costs incurred	(1,410)	(1,513)
Currency translation adjustment	31	26

Balance at end of period	$1,686	$1,514

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

     A reconciliation of EPS calculations under SFAS No. 128 was as follows (in thousands, except per share amounts):

	Three Months Ended
	October 30,	November 1,
	2004	2003
Income (loss) from continuing operations	$1,428	$(3,395)

Weighted average common shares outstanding – basic	13,417	12,984
Dilutive effect of stock options/warrants	390	—

Weighted average common shares outstanding – diluted	13,807	12,984

Income (loss) per share from continuing operations:
Basic	$0.11	$(0.26)

Diluted	$0.10	$(0.26)

	Six Months Ended
	October 30,	November 1,
	2004	2003
Income (loss) from continuing operations	$2,588	$(5,421)

Weighted average common shares outstanding – basic	13,367	12,939
Dilutive effect of stock options/warrants	362	—

Weighted average common shares outstanding – diluted	13,729	12,939

Income (loss) per share from continuing operations:
Basic	$0.19	$(0.42)

Diluted	$0.19	$(0.42)

     For the quarters ended October 30, 2004 and November 1, 2003, weighted average shares of 1.7 million and 3.4 million, respectively, have been excluded from the computation of diluted earnings per share, as required under SFAS No. 128, as the effect of their inclusion would be anti-dilutive. For the comparable six month periods then ended, 1.8 million and 3.3 million weighted average shares have been excluded as the effect of their inclusion would be anti-dilutive.

Comprehensive Income (Loss):

     We report comprehensive income (loss) and its components pursuant to the requirements of SFAS No. 130, “Reporting Comprehensive Income”. For Norstan, comprehensive income (loss) consists of net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income, as defined by SFAS No. 130, was approximately $1.6 million for the quarter ended October 30, 2004 and was a loss of approximately $3.3 million for the similar period ended November 1, 2003. For the six month period ended October 30, 2004, our comprehensive income was $2.9 million as compared to a loss of $5.2 million for the six months ended November 1, 2003.

Supplemental Cash Flow Information:

     Supplemental disclosure of cash flow information was as follows (in thousands):

	Six Months Ended
	October 30,	November 1,
	2004	2003
Cash paid for:
Interest	$1,012	$792
Income taxes	$72	$403
Non-cash investing and financing activities:
Notes received for disposition	$1,250	$—

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

     On July 30, 2004, we sold the assets and the intellectual property related to Norstan CDG to IPcelerate, Inc. (IPcelerate), a privately held developer of voice over IP applications, for $2.5 million in cash and promissory notes, and the assumption by the purchaser of approximately $400,000 in liabilities. Pursuant to the terms of the purchase agreement, we received $1.25 million at closing and $1.25 million evidenced by non-interest bearing promissory notes in favor of Norstan ($1.05 million due January 30, 2005 and $200,000 due February 28, 2005). We recorded a pre-tax gain of $88,000 from the sale in the first quarter of fiscal 2005. This gain is comprised of total consideration received and liabilities assumed by IPcelerate (including the payable to NetCom for approximately $400,000 due April 2005) less assets sold (consisting primarily of the remaining unamortized portion of the technology intangible assets) as well as the write-off of the goodwill recorded as part of the original CDG purchase.

NOTE 3 - DISCONTINUED OPERATIONS:

     In July 2002, we sold our Network Services business to NetWolves Corporation for $7.5 million. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash as well as other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the amount of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, had been reflected at a zero value until such time as the unregistered common stock was monetized or monetizable. On June 2, 2004, these shares were registered with the Securities and Exchange Commission and, accordingly, we recorded an additional gain on the sale of discontinued operations of $87,000, net of tax, in the first quarter of fiscal 2005. These shares are recorded in other current assets in the accompanying consolidated balance sheets and will be marked-to-market based on changes in NetWolves stock price going forward until such time as they are sold. Network Services provided multiple source long distance services and related consulting and professional services.

     Net assets (liabilities) of discontinued operations included the following (in thousands):

	October 30,	April 30,
	2004	2004
Assets:
Cash and accounts receivable	$8	$5
Notes receivable and other assets	959	899
Liabilities:
Accrued liabilities:
Future lease obligations	(160)	(170)
Other liabilities	(156)	(207)

Net assets of discontinued operations	651	527
Less: Current portion liabilities (assets)	731	627

Net non-current assets (liabilities) of discontinued operations	$(80)	$(100)

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

     For the second quarter ended October 30, 2004, we recorded a tax provision of 38.0% on the income generated from continuing operations and a 38.0% benefit on the loss on disposal of discontinued operations. For the second quarter of fiscal 2004, we recorded a tax benefit of 39.0% on both the loss incurred from continuing operations and on the loss on the disposal of discontinued operations. For the six month period ended October 30, 2004, we recorded a tax provision of 38.0% on our income from continuing operations and on the gain on disposal of discontinued operations. In the similar period last year, we recorded a tax benefit of 39.0% on the loss from continuing operations and a 39.0% provision on the gain on disposal of discontinued operations. These effective rates represent our federal statutory rate adjusted for state income taxes and other permanent tax items.

NOTE 5 - STOCK-BASED COMPENSATION:

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

	For the three months ended		For the six months ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income (loss):
As reported	$1,417	$(3,400)	$2,664	$(5,271)
Additional compensation expense, net of tax	(218)	(190)	(393)	(459)

Pro forma	$1,199	$(3,590)	$2,271	$(5,730)

Net income (loss) per share:
As reported
Basic	$0.11	$(0.26)	$0.20	$(0.41)
Diluted	$0.10	$(0.26)	$0.19	$(0.41)
Pro forma
Basic	$0.09	$(0.28)	$0.17	$(0.44)
Diluted	$0.09	$(0.28)	$0.17	$(0.44)

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

     The $5.0 million revolving credit facility currently bears interest at the bank’s reference rate plus 2.0% or LIBOR plus 4.0% with provisions for future rate reductions based on certain of our financial ratios. The term loan bears interest at the bank’s reference rate plus 3.5%. Annual unused line fees on the revolver are 0.5% and other monthly and annual fees are due to the lender throughout the duration of the agreement. In addition, we are required to meet certain financial and other covenants, including maintaining $2.0 million in excess availability. The agreement, as amended, requires us to maintain, on a quarterly basis, minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization), certain levels of Norstan Resale Services Group revenues, and limits our capital expenditures on an annual basis. As of October 30, 2004, borrowings under this agreement were $18.3 million with an average interest rate of 8.25%. We were in compliance with all applicable financial covenants as of October 30, 2004.

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

     During the periods presented in this quarterly report prior to December 10, 2003, Norstan operated under a previous credit agreement with certain banks, as amended from time to time, consisting of a revolving line of credit and term loan, each secured by substantially all the assets of Norstan. The previous credit agreement provided for interest at various rates ranging from the banks’ reference rate plus 0.5% to the reference rate plus 2.0%, or the Eurodollar rate advance plus 2.5% to the Eurodollar rate advance plus 4.0%, plus annual commitment fees ranging from 0.375% to 0.25%.

     We believe that a combination of cash expected to be generated from operations and borrowing capacity available under our current financing arrangements will be adequate to fund anticipated operating activities, capital expenditures and debt repayments through at least April 30, 2005. However, there is no assurance that the assumptions used by management in formulating this assessment will prove accurate or that additional financing, if needed, will be available in the future on acceptable terms.

     NOTE 7 - RESTRUCTURING AND OTHER CHARGES:

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

     During the fourth quarter of fiscal 2004, we recorded additional restructuring and other charges of $9.4 million. Approximately $7.2 million of this amount was for our reorganization efforts announced in February 2004. Included in these efforts was a reorganization of our Communications Solutions and Services segment to better focus our efforts and to streamline sales and services to improve profitability. Solutions and Services now concentrates customer acquisition and retention efforts into two geographically focused business units. In addition, our sales support and service functions have been realigned to better serve our solutions and services team and our customers’ needs. This restructuring charge includes $2.4 million in costs associated with employee and severance costs related to a workforce reduction of 100 people (all of whom have been terminated as of October 30, 2004), $3.9 million related to facilities exit and other contractual costs, and $831,000 in other asset impairment charges. The remaining $2.2 million charge relates to a claim made by the Universal Services Administrative Company (USAC) regarding a specific E-rate project completed by Norstan. The USAC is seeking a recovery of amounts dispursed by the USAC to Norstan on behalf of one of our customers. We are appealing this claim. However, as we may be required to repay a portion or all of the disputed funding, we have established the requisite reserve (see Note 8).

     As of October 30, 2004, there remained restructuring and other reserves of approximately $6.7 million in the accompanying consolidated balance sheet; $5.0 million included in other accrued current liabilities and $1.7 million in other long-term liabilities. We anticipate the majority of the remaining employee severance costs will be paid by the end of fiscal 2005. Payment of certain facility costs will extend through fiscal 2012.

     The following table summarizes the remaining reserves reflected in our accompanying consolidated balance sheet (in thousands):

		Facility Exit	Disputed
	Employee/ Severance	And Other	Funding
	Costs	Contractual Costs	Claim	Total
Balance at April 30, 2004	$2,345	$4,021	$2,191	$8,557
Restructuring and other charges	—	—	—	—
Utilization/cash payments	(1,516)	(346)	—	(1,862)

Balance at October 30, 2004	$829	$3,675	$2,191	$6,695

     NOTE 8 – COMMITMENTS AND CONTINGENCIES :

Legal Proceedings:

     In April 2004, we received a Commitment Adjustment Letter from the Universal Services Administrative Company (USAC), which oversees the Federal Communications Commission’s School and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. The letter informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (Navajo Prep) project for funding year 2001, in which we had installed specific equipment and services for which we received approximately $2.2 million. The audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC is seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. In June 2004, we filed an appeal with USAC and began an investigation of the Navajo Prep project. A reserve of $2.2 million was established in the fourth quarter of fiscal 2004. As a result of the investigation, Norstan has decided not to pursue the appeal. In addition, on its own initiative, Norstan will review all of its other E-rate projects for compliance with E-rate program requirements. Norstan received a total of approximately $5.5 million for such other E-rate projects.

     In February 2002, we were awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (PRIMA) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, we reached a settlement with the former owner, Mr. Michael Vadini. The settlement provided that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, we recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. We recorded a full reserve against the real property and the promissory note and planned to record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, we agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a gain, net of tax, of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In May 2003, one of the real properties was sold and a pre-tax gain of approximately $253,000 was recorded through discontinued operations in the first quarter of fiscal 2004. In addition, in January 2004, a second real property was sold and a pre-tax gain of approximately $341,000 was recorded through discontinued operations in the third quarter of fiscal 2004. As of October 30, 2004, we retained title to one remaining property.

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

     In addition to Norstan’s distribution of new Siemens equipment pursuant to the distribution agreement, Norstan and Siemens have been parties in a used equipment alliance in which we managed the acquisition, marketing, refurbishment and resale of Siemens certified used telephony equipment, becoming the largest supplier of Siemens and ROLM refurbished equipment. On July 22, 2004, Siemens Information and Communication Networks, Inc., elected to end their resale alliance with us in the used equipment business effective at the expiration of the current agreement, July 31, 2004. Effective August 1, 2004, we continued to offer customers refurbished Siemens telephony equipment. Norstan Resale Services Group now competes directly with Siemens in procurement as well as the sale of refurbished equipment to end users. In addition, we offer new and used audio and video conferencing systems, wireless solutions, call center accessories, components, desktop products, and services through our Norstan Resale Services Group.

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

     NOTE 9 - BUSINESS SEGMENTS:

     We deliver our products and services through two business segments, Communications Solutions and Services and Resale Services. Interim disclosures under the requirements of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” were as follows (in thousands):

	For the Three Months Ended
	October 30,		November 1,
	2004		2003
		Operating		Operating
	Revenues	Income/(Loss)	Revenues	Income/(Loss)
Communications Solutions and Services	$47,575	$2,636	$48,548	$(5,246)
Resale Services	9,080	278	7,898	217

Totals	$56,655	$2,914	$56,446	$(5,029)

	For the Six Months Ended
	October 30,		November 1,
	2004		2003
		Operating		Operating
	Revenues	Income/(Loss)	Revenues	Income/(Loss)
Communications Solutions and Services	$93,598	$4,055	$98,166	$(8,511)
Resale Services	17,458	1,230	15,164	601

Totals	$111,056	$5,285	$113,330	$(7,910)

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     General. Norstan, Inc. (Norstan, the Company, we, us or our) is a full-service communications solutions and services company delivering voice and data technologies and services, and remanufactured equipment to corporate end-users and public sector companies. We offer a full range of technologies for customer contact solutions and converged solutions, including applications such as messaging, conferencing and enterprise mobility. Additionally, we provide a host of communications services including ProtecNet® Life Cycle services, project management, implementation, field delivery, voice and data network monitoring, and managed and professional services.

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

     Operating Segments. To address the complex communications requirements of our customers, Norstan provides a broad range of products and services through two interrelated business segments: Communications Solutions and Services and Resale Services, which accounted for 84.3% and 15.7% of our revenues, respectively, for the six months ended October 30, 2004. Communications Solutions and Services provide solutions and services focused on enterprise and public sector customers throughout the U.S. and Canada, including hardware and software applications that support voice and data communications and customer contact solutions. Resale Services provides refurbished voice and data products to the secondary market.

     The following table summarizes the source of our revenues by product/service offerings for the three and six month periods ended October 30, 2004 and November 1, 2003:

	Three Months Ended		Six Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Communications Solutions and Services
Communications Solutions: (a)
Converged Solutions	21.7%	19.7%	20.9%	18.9%
Customer Contact Solutions	9.6	8.4	9.8	9.8
Infrastructure/Other	3.5	6.3	3.3	6.0

Communications Solutions	34.8	34.4	34.0	34.7
Communications Services	48.6	50.9	49.7	51.1
Financial Services	0.6	0.7	0.6	0.8

Communications Solutions and Services	84.0	86.0	84.3	86.6
Resale Services	16.0	14.0	15.7	13.4

	100.0%	100.0%	100.0%	100.0%

(a)	Converged Solutions includes internet protocol (IP) telephony, voice systems, audio conferencing, data networking/collaboration and wireless voice and data solutions. Customer Contact Solutions includes contact center platforms, interactive voice response and speech recognition as well as computer telephony integration. Infrastructure/Other includes structured cabling, optical networks and multimedia solutions.

     In fiscal 2003 and the first half of fiscal 2004, Norstan’s strategy was one of gaining market share through geographic expansion into tier one markets. Our strategic focus has now changed from one of broader geographic coverage, to one of increasing share by creating deeper coverage in specific markets with specific technologies. We continue to be more selective in our pursuit of new customers, markets, products and services. This change in strategic focus may result in lower revenues but higher profitability and cash flows in fiscal 2005 as compared to fiscal 2004.

     Our Solutions and Services business focuses sales and operations in specific geographic markets. Within these geographies, communications solutions are offered where Norstan has an established customer base and expertise in services delivery in the areas of converged solutions, customer contact solutions, infrastructure and ProtecNet® Life Cycle services. Within this organization is a dedicated sales team focused on serving our installed customer base. Approximately 50% of our total company revenue is annuity in nature derived from the services we provide these customers.

     Our Resale Services segment expects increased volume from the sale of refurbished telecommunications and data equipment. Vibes Technologies, Inc. and Norstan Resale Services Group’s extensive knowledge of the secondary market and their customer relationships are expected to provide the basis for growth in this business segment. These business units offer a variety of manufacturers’ refurbished and new communications products as well as related services to the secondary market.

     We are focusing on several initiatives to better position our business to be successful in fiscal 2005:

•	Improving company profitability – There are opportunities in many areas of our business to improve Norstan’s profitability, such as improving gross margins for our installation and services and decreasing the cost of customer acquisition. We believe that the restructuring undertaken in fiscal 2004 of our Communications Solutions and Services business segment and increased emphasis on project management capabilities have helped us market and deliver communication solutions in a more efficient and profitable manner.

•	Retaining our existing customers – We have built a substantial installed customer base consisting of Fortune 2000 and middle-market companies. We have increased our resources committed to maintaining these relationships, offering our customers additional solutions and services that further improve their communications systems and their ability to run their businesses more efficiently.

•	Delivering advanced business applications – A significant differentiator for Norstan is our capability to provide customers with advanced business applications and services to support them. We are delivering advanced business applications and strategic solutions, complementing these applications with knowledge, professional services and support upon which Norstan has built its reputation for over 30 years.

•	Developing Resale Services – We will continue to develop our Resale Services businesses by adding additional voice and data products and accessories that will augment our existing offerings.

•	Developing new business selectively – Competition within the areas of convergence and applications is fierce and the technology is complex. We will concentrate our new business development in geographic areas where opportunities, skills and resources exist, and on sales and services yielding the highest returns.

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

     As the effect of these restructuring efforts were realized during fiscal 2004, our quarterly operating income (excluding restructuring and other charges) improved quarter-over-quarter throughout the year. We expect the benefits from these cost reduction measures will continue through the remainder of fiscal 2005.

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

Results of Operations

     Summary

     The following table sets forth certain items from our consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Revenues
Communications Solutions and Services	84.0%	86.0%	84.3%	86.6%
Resale Services	16.0	14.0	15.7	13.4

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8	70.6	69.6	71.3

Gross margin	31.2	29.4	30.4	28.7
Selling, general and administrative expenses	26.0	30.9	25.6	32.0
Restructuring charge	—	7.4	—	3.7

Operating income (loss)	5.2%	(8.9%)	4.8%	(7.0%)

Net income (loss) – continuing operations	2.5%	(6.0%)	2.3%	(4.8%)
Net income – discontinued operations	—	—	0.1%	0.1%

Net income (loss)	2.5%	(6.0%)	2.4%	(4.7%)

     The following table sets forth the gross margin percentages for each of our business segments:

	Three Months Ended		Six Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Communications Solutions and Services	30.0%	28.2%	29.4%	27.8%
Resale Services	37.3%	37.1%	35.9%	35.2%

     Continuing Operations

     Revenues. Total revenues from continuing operations increased less than 1.0% to $56.7 million in the second quarter of fiscal 2005, as compared to $56.4 million in the second quarter of fiscal 2004. For the comparable six month period ended October 30, 2004, revenues decreased 2.0% to $111.1 million compared to $113.3 million in the similar period last year.

     Revenues within the Communications Solutions and Services segment decreased 2.0% to $47.6 million for the second quarter of fiscal 2005, compared to $48.5 million in the similar period last year. For the six month period ended October 30, 2004, revenues in this segment were down 4.7% to $93.6 million compared to $98.2 million for the similar period ended November 1, 2003. For the second quarter of fiscal 2005, Solutions’ revenues were up 1.5% as compared to the second quarter of fiscal 2004. However, in the comparable six month periods of fiscal 2005 and fiscal 2004, Solutions revenues were down 4.0%. For the quarter, increased converged solutions and customer contact solutions revenues more than offset decreased infrastructure revenues. Year-to-date, the decrease in infrastructure revenues outpaced the improved converged solutions revenues. Customer contact solutions were relatively flat year-to-date. Services revenues were down 4.3% and 4.7% for the three and six month periods ended October 30, 2004, respectively. These decreases were primarily a result of decreased conferencing, professional service revenues and moves, adds and changes (MAC). Revenues from service contracts remained relatively flat. We continue to concentrate on retention of our service contract and MAC customers as well as acquisition of new customers in this segment.

     For the quarter ended October 30, 2004, Resale Services’ revenues increased $1.2 million or 15.0% to $9.1 million as compared to $7.9 million in the second quarter of fiscal 2004. For the six month period ended October 30, 2004, revenues increased 15.1% to $17.5 million from $15.2 million in the comparable six month period a year ago. Revenues for Vibes Technologies, Inc. were up 10.4% and 13.8% for the three and six months ended October 30, 2004, respectively, as compared to the similar periods last year. These improvements in Vibes’ revenues were in part due to increased product availability and a more experienced sales team. In addition, Norstan Resale Services Group revenues were up 20.9% and 17.0% for the second quarter and six month periods ended October 30, 2004, respectively, as compared to the same periods ended November 1, 2003. As previously stated, Siemens elected to end our alliance in the refurbished equipment business at the end of July 2004. Commencing August 1, 2004, Norstan Resale Services Group began recording revenues based on shipments to our customers as compared to under the terms of the Siemens resale alliance. These year-over-year increases in revenues were primarily due to this change.

     Gross Margin. Norstan’s gross margin in the second quarter of fiscal 2005 increased $1.0 million or 6.2% to $17.7 million, as compared to $16.6 million for the similar period last year. As a percent of total revenues, gross margin improved to 31.2% for the second quarter of fiscal 2005, as compared to 29.4% for the second quarter of fiscal 2004.

     During the six months ended October 30, 2004, gross margin increased 3.6% to $33.8 million as compared to $32.6 million for the six months ended November 1, 2003. As a percent of total revenues, gross margins increased to 30.4% for the six months ended October 30, 2004 as compared to 28.8% for the six month period ended November 1, 2003.

     Gross margin percentages for any specific period of time are affected by numerous factors, including but not limited to, competitive market pricing, product and/or service mix, labor utilization, project cost overruns, vendor rebates, and operations spending.

     Communications Solutions and Services gross margin increased $579,000 to $14.3 million in the second quarter of fiscal 2005 as compared to $13.7 million in the second quarter of fiscal 2004. Gross margin as a percent of revenues for this segment improved to 30.0% for the second quarter of fiscal 2005 as compared to 28.2% in the similar period last year. For the six month period ended October 30, 2004, the gross margin in this segment was relatively flat at $27.5 million as compared to $27.3 million in the comparable period ended November 1, 2003. However, as a percent of total revenues, the gross margins in this segment improved to 29.4% as compared to 27.8% in the comparable period a year ago. Within this segment, Solutions’ margins were 22.3% in the second quarter of fiscal 2005 as compared to 19.8% in the second quarter of fiscal 2004. For the six month period ended October 30, 2004, Solutions’ margins were 21.3% as compared to 20.5% for the similar period ended November 1, 2003. These year-over-year improvements in Solutions margins were primarily the result of higher selling margins, improved operational efficiencies resulting from the restructuring efforts of fiscal 2004 and increased vendor rebates. Services’ margins were 34.3% and 33.7% for the three and six month periods of fiscal 2005 as compared to 32.4% and 31.2% for the similar periods of fiscal 2004. These improved margins are primarily the result of lower operations spending resulting from the restructuring efforts undertaken in fiscal 2004. We continue to assess and improve our installation and service delivery methods in our Communications Solutions and Services segment. In addition, our focus on our project management capabilities, including additional training and incentives, has thus far benefited our margins during fiscal 2005.

     Resale Services’ gross margin was 37.3% of revenues in the second quarter of fiscal 2005, as compared to 37.1% in the second quarter of fiscal 2004. For the comparable six month periods of fiscal 2005 and 2004, Resale’s gross margins were 35.9% and 35.2%, respectively. Within this segment, the differences in the comparable periods’ margins were primarily the result of changes in the mix of products sold during the periods. While Norstan Resale Services Group operating margins and other aspects of this businesses financial performance have been impacted in the short term by the termination of our resale alliance with Siemens on July 30, 2004, we cannot currently assess whether these factors will have a long-term material adverse impact on these results of operations or financial condition.

     Selling, General and Administrative Expenses. Norstan’s selling, general and administrative expenses were $14.7 million in the second quarter of fiscal 2005, down significantly as compared to $17.5 million reported in the similar period last year. As a percent of revenues, selling, general and administrative expenses improved to 26.0% in the second quarter of fiscal 2005, compared to 31.0% in the second quarter of fiscal 2004. For the comparable six month periods ended October 30, 2004 and November 1, 2003, selling, general and administrative expenses decreased $7.8 million to $28.5 million from $36.3 million. For the comparable six month periods, selling, general and administrative expenses as a percent of revenues improved to 25.6% for the period ended October 30, 2004 as compared to 32.0% for the similar period ended November 1, 2003. These decreases in selling, general and administrative expenses were primarily due to our lower headcounts and spending levels resulting from the restructuring efforts undertaken during the second and fourth quarters of fiscal 2004 and the elimination of the costs associated with the Norstan Convergence Development Group which was sold on July 30, 2004. In addition, the second quarter of fiscal 2005 included expenses related to Norstan Resale Services Group. These expenses were previously accounted for as cost of sales under the terms of the Siemens resale alliance.

     Interest Expense. Interest expense increased 11.5% to $616,000 in the second quarter of fiscal 2005 from $553,000 in the similar period last year. For the six month periods ended October 30, 2004 and November 1, 2003, interest expense was $1.2 million and $1.0 million, respectively. The year-over-year increases were primarily due to higher weighted average interest rates in the current period, as compared to last year. Borrowings under the Company’s long-term credit facilities were $18.3 million as of October 30, 2004 as compared to $20.7 million as of November 1, 2003.

     Operating Income. Our operating income for the second quarter of fiscal 2005 was $2.9 million, significantly improved from the operating loss of $5.0 million reported in the similar period last year. For the six month period ended October 30, 2004, operating income was $5.3 million compared to an operating loss of $7.9 million in the comparable period ended November 1, 2003.

     Income Taxes. For the second quarter ended October 30, 2004, we recorded a tax provision of 38.0% on the income generated from continuing operations and a 38.0% benefit on the loss on disposal of discontinued operations. For the second quarter of fiscal 2004, we recorded a tax benefit of 39.0% on both the loss incurred from continuing operations and on the loss on the disposal of discontinued operations. For the six month period ended October 30, 2004, we recorded a tax provision of 38.0% on our income from continuing operations and on the gain on disposal of discontinued operations. In the similar period last year, we recorded a tax benefit of 39.0% on the loss from continuing operations and a 39.0% provision on the gain on disposal of discontinued operations. These effective rates represent our federal statutory rate adjusted for state income taxes and other permanent tax items.

     Net Income (Loss) from Continuing Operations. We reported net income from continuing operations of $1.4 million or $0.10 per diluted share in the second quarter of fiscal 2005, as compared to a net loss of $3.4 million or $0.26 per diluted share in the similar period last year. For the six month period ended October 30, 2004, net income from continuing operations was $2.6 million or $0.19 per diluted share compared to a net loss from continuing operations of $5.4 million or $0.42 per diluted share in the similar period ended November 1, 2003.

     Discontinued Operations

     In July 2002, we sold our Network Services business to NetWolves Corporation for $7.5 million. Pursuant to the terms of the purchase agreement, $3.75 million was received at closing and the remaining $3.75 million was due one year from closing, evidenced by a non-interest bearing promissory note in favor of Norstan. We recorded a pre-tax gain on this sale of $2.7 million in the first quarter of fiscal 2003 based on the $3.75 million cash received. During the fourth quarter of fiscal 2003, we received payment of $2.9 million in cash as well as other non-monetary assets in early settlement of the promissory note. We recorded a pre-tax gain of $2.8 million in the fourth quarter of fiscal 2003 based on the amount of cash received in settlement of the promissory note. The non-monetary asset, consisting of 300,000 shares of unregistered NetWolves Corporation common stock, had been reflected at a zero value until such time as the unregistered common stock is monetized or monetizable. On June 2, 2004, these shares were registered with the Securities and Exchange Commission and, accordingly, we recorded an additional gain on the sale of discontinued operations of $87,000, net of tax, in the first quarter of fiscal 2005. These shares are recorded in other current assets in the accompanying consolidated balance sheets and will be marked-to-market based on changes in NetWolves stock price going forward until such time as they are sold. Network Services provided multiple source long distance services and related consulting and professional services.

     Net Income (Loss). We reported net income of $1.4 million or $0.10 per diluted share in the second quarter of fiscal 2005, as compared to a net loss of $3.4 million or $0.26 per diluted share in the similar period last year. For the six months ended October 30, 2004, we recorded net income of $2.7 million or $0.19 per diluted share as compared to a net loss of $5.3 million or $0.41 per diluted share for the similar period ended November 1, 2003.

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

     Revenue Recognition. Norstan’s principal sources of revenues are derived from the sale, installation and service of our full range of voice and data technologies and services. Within our Communications Solutions and Services segment, revenues from the sale and installation of products and systems are generally recognized under the percentage-of-completion method of accounting for long-term contracts and revenues from maintenance service contracts, moves, adds, and changes, and professional services, are recognized as the services are provided. Service contracts are generally pre-billed either on a quarterly or annual basis and are reflected on the balance sheet as deferred revenue and recognized as revenue over the service period on a straight-line basis. Resale Services’ revenues generated from the secondary equipment market are recognized upon performance of contractual obligations, which is upon shipment.

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

     Restructuring and Other Charges. In fiscal 2004, Norstan initiated certain restructuring actions, including workforce reductions, lease terminations, other facility exit and contractual costs and asset impairment charges. These restructuring actions require our management to utilize significant estimates related to the expenses for severance and other employee separation costs, facility exit and other exit costs, the amount and timing of estimated sublease rentals that could be reasonably obtained and realizable values of assets made redundant or obsolete. Total reserves relative to accrued restructuring and other charges at October 30, 2004 totaled $6.7 million, of which $3.7 million relates to facility exit and other contractual costs. Included in our accrued restructuring accrual is an estimate of remaining future contractual lease payments. As required by generally accepted accounting principles, we have estimated sublease rentals that could be reasonably received upon sublease of the applicable facilities. We estimated such sublease rentals through the remaining terms of the underlying lease agreements to be approximately $4.9 million at October 30, 2004. Should any of the assumptions (such as the sublease rate or timing) utilized by us to determine estimated sublease rentals be significantly different than ultimate results, our results of operations and cash flows could be significantly impacted.

Liquidity and Capital Resources

     General. We have historically funded our working capital needs, capital expenditures and other investment activities through cash flows generated from operations, net proceeds from lease contracts, borrowings from long-term credit facilities and more recently, proceeds from dispositions of discontinued operations. As we move forward, we anticipate that funds generated from operations and borrowing capabilities under our current credit agreement should be sufficient to fund anticipated operating activities, planned capital expenditures and scheduled debt repayments. In connection with the termination of the resale alliance with Siemens for refurbished equipment, effective at the end of July 2004, we anticipate incremental working capital requirements of approximately $2.0 to $3.0 million related to accounts receivable and inventory during the remainder of fiscal 2005. During the second quarter of fiscal 2005, we used approximately $1.5 million in cash for increases in our inventories, receivables and other assets related to Norstan Resale Services Group. As of October 30, 2004, we had cash totaling $5.9 million and access to $5.0 million to draw upon under our revolving credit facility (limited by the applicable covenant in our credit agreement requiring us to maintain $2.0 million in excess availability).

     Sources and Uses of Cash. Continuing operations provided net cash of $3.8 million during the six months ended October 30, 2004 as compared to utilizing cash of $3.0 million in the similar period last year. This increase is primarily the result of our improved operating results as we reported net income from continuing operations of $2.6 million in the current six month period as compared to a net loss of $5.4 million in the similar period last year.

     Investing activities provided net cash of $2.5 million during the six months ended October 30, 2004 as compared to $56,000 during the six months ended November 1, 2003. This increase in cash provided by investing activities is primarily due to the receipt of $1.25 million in cash from the disposition of Norstan CDG assets during the current period as compared to our cash outlay of $1.1 million related to the original acquisition in the prior year’s second quarter. In addition, our capital expenditures were down significantly as were our collections on lease contracts. Historically, our lease portfolio has been a significant source of cash for our business. However, cash from this source will continue to decrease over the next few fiscal years as our leasing activity winds down. Currently, management projects that cash provided from lease collections in the remainder of fiscal 2005 will be approximately $2.5 million.

     Financing activities utilized net cash of $3.4 million in the first six months of fiscal 2005 as compared to providing net cash of $3.9 million in the similar period of fiscal 2004. During the current quarter, we continued to pay down the balance on the term loan associated with our long-term credit agreement and our remaining discontinued lease rental debt. As our leasing activity winds down, we are no longer borrowing additional funds based on lease receivables. We had no new borrowings related to our lease receivables in the first six months of fiscal 2005 or 2004.

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

     The $5.0 million revolving credit facility currently bears interest at the bank’s reference rate plus 2.0% or LIBOR plus 4.0% with provisions for future rate reductions based on improvement of certain Norstan financial measures. The term loan bears interest at the bank’s reference rate plus 3.5%. Annual unused line fees on the revolver are 0.5% and other monthly and annual fees are due to the lender throughout the duration of the agreement. In addition, we are required to meet certain financial and other covenants, including maintaining $2.0 million in excess availability. The agreement, as amended, requires us to maintain, on a quarterly basis, minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization), certain levels of Norstan Resale Services Group revenues, and limits our capital expenditures on an annual basis. As of October 30, 2004, borrowings under this agreement were $18.3 million with an average interest rate of 8.25%. We were in compliance with all applicable financial covenants as of October 30, 2004.

     Proceeds from the term loan from Wells Fargo Foothill were used to repay and terminate our previous credit agreement. As a result of the termination of our previous credit agreement, we wrote-off the remaining $162,000 in unamortized debt financing costs during the third quarter of fiscal 2004. In connection with our new secured credit agreement, we capitalized approximately $575,000 in debt financing costs which are being amortized over the term of the new agreement.

     During the periods presented in this quarterly report prior to December 10, 2003, Norstan operated under a previous credit agreement with certain banks, as amended from time to time, consisting of a revolving line of credit and term loan, each secured by substantially all the assets of Norstan. The previous credit agreement provided for interest at various rates ranging from the banks’ reference rate plus 0.5% to the reference rate plus 2.0%, or the Eurodollar rate advance plus 2.5% to the Eurodollar rate advance plus 4.0%, plus annual commitment fees ranging from 0.375% to 0.25%.

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

     We believe that a combination of cash expected to be generated from operations and borrowing capacity available under our current financing arrangements will be adequate to fund anticipated operating activities, capital expenditures and debt repayments until at least April 30, 2005. However, there is no assurance that the assumptions used by management in formulating this assessment will prove accurate or that additional financing, if needed, will be available in the future on acceptable terms.

     Capital Expenditures. We used $822,000 for capital expenditures during the six months ended October 30, 2004 as compared to $2.7 million in the similar period last year. We currently expect capital expenditures of approximately $3.0 to $4.0 million in the aggregate in fiscal 2005, which will be financed by cash from operations or from borrowings under our long-term credit facility.

     Investment in Lease Contracts. Norstan has historically made a significant investment in lease contracts with its customers. As previously discussed, the Company continues to wind down its leasing activities and provide its customers with financing through Citicapital Technology Finance, Inc. As a result, we have made minimal investments in lease contracts in fiscal 2005 and 2004. Net lease receivables decreased to $3.6 million at October 30, 2004 from $5.6 million at April 30, 2004. We have historically utilized our lease receivables and corresponding underlying equipment to borrow funds from financial institutions on a nonrecourse basis by discounting the stream of future lease payments. Proceeds from discounting are presented on the consolidated balance sheet as discounted lease rentals. Discounted lease rentals totaled $1.9 million at October 30, 2004 (of which $1.1 million is due during the remainder of fiscal 2005) as compared to $3.6 million at April 30, 2004. Interest rates on these credit agreements at October 30, 2004 ranged from 6.0% to 8.0%, while payments are due in varying monthly installments through March 2007. Payments due to financial institutions are made from monthly collections of lease receivables from customers.

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

Forward-Looking Statements

     From time to time, we may publish forward-looking statements. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the expectations and beliefs embodied in such statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, Norstan notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, developments and results of our business include the following: national and regional economic conditions; pending and future legislation and regulation affecting the telecommunications industries; any impact of the review of our compliance with the requirements of the federal E-rate funding program, in connection with our involvement in past E-rate projects; Norstan’s business in Canada and applicable exchange rates; the stability of foreign governments; maintaining favorable vendor relationships; market acceptance of our products and services; factors related to the development of new technologies; our continued ability to provide integrated communication solutions for customers in a dynamic industry; product pricing and margins, including the uncertain impact of the termination of the resale alliance with Siemens on the revenues and operating margins in the Norstan Resale Services Group business; labor costs; funding and sourcing of adequate inventory; access to adequate financing; management of growth; integration of acquisitions; and other competitive factors. The foregoing list is not exhaustive, and we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements. Because these and other factors could affect our operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

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

     For variable rate debt, changes in interest rates generally do not affect the fair market value of the debt instrument, but do affect future results of operations and cash flows. We had variable rate debt of $18.3 million outstanding at October 30, 2004 with a weighted average interest rate of 8.25%. Assuming our balance of variable rate debt remains constant at $18.3 million, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in pre-tax cash flows, of $183,000. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in pre-tax cash flows of $183,000.

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

Foreign Currency Risk

     We are exposed to foreign currency rate risk. Substantially all foreign exchange exposure is related to the value of the Canadian dollar. In general, with a net asset exposure, a weakening of the Canadian dollar relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of the Canadian dollar would have the opposite effect. The average exchange rates for the Canadian dollar against the U.S. dollar have strengthened over the first six months of fiscal 2005 as compared to the average rates during fiscal 2004.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 2004, we received a Commitment Adjustment Letter from the Universal Services Administrative Company (USAC), which oversees the Federal Communications Commission’s School and Libraries Program of the Universal Service Fund, also called the “E-rate program.” Funding commitments under the E-rate program provide for discounts on eligible services such as telecommunications services, internet access, network equipment and wiring of instructional buildings and classrooms to connect to the Internet. The letter informed Norstan that USAC had undertaken an audit of the Navajo Preparatory School (Navajo Prep) project for funding year 2001, in which we had installed specific equipment and services for which we received approximately $2.2 million. The audit report concluded that Navajo Prep had not complied with key requirements of the E-rate program and, consistent with E-rate policies, USAC is seeking recovery of the full amount disbursed to Norstan on behalf of Navajo Prep. In June 2004, we filed an appeal with USAC and began an investigation of the Navajo Prep project. A reserve of $2.2 million was established in the fourth quarter of fiscal 2004. As a result of the investigation, Norstan has decided not to pursue the appeal. In addition, on its own initiative, Norstan will review all of its other E-rate projects for compliance with E-rate program requirements. Norstan received a total of approximately $5.5 million for such other E-rate projects.

     In February 2002, we were awarded $7.2 million resulting from a claim before the American Arbitration Association against the former owner of PRIMA Consulting (PRIMA) which claims arose out of our September 1997 acquisition of PRIMA. Subsequently, we reached a settlement with the former owner, Mr. Michael Vadini. The settlement provided that Norstan receive $3.0 million in cash, a promissory note issued by Mr. Vadini for $1.0 million to be paid in monthly installments beginning in June 2002, and certain real properties. As a result of the settlement, we recorded a $3.0 million pre-tax gain in the fourth quarter of fiscal 2002, based on the amount of cash received. We recorded a full reserve against the real property and the promissory note and planned to record any future gains on the sale of the real properties and collection of the promissory note as amounts are assured of realization. In December 2002, after receiving the first six $83,333 monthly installment payments, we agreed to accept a lump sum payment of $470,000 in settlement of the remaining monthly installments which totaled approximately $500,000 at that time. We recorded a gain, net of tax, of approximately $591,000 through discontinued operations relating to payments received on the promissory note during fiscal 2003. In May 2003, one of the real properties was sold and a pre-tax gain of approximately $253,000 was recorded through discontinued operations in the first quarter of fiscal 2004. In addition, in January 2004, a second real property was sold and a pre-tax gain of approximately $341,000 was recorded through discontinued operations in the third quarter of fiscal 2004. As of October 30, 2004, we retained title to one remaining property.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On September 15, 2004, the annual meeting of shareholders of the Company (the “Annual Meeting”) was held.

(b)	At the Annual Meeting, the following directors were elected:

Paul Baszucki	Frank P. Russomanno
Scott G. Christian	Dr. Jagdish N. Sheth
John R. Eickhoff	Mercedes Walton
James E. Ousley

(c)	The following items were voted upon at the Annual Meeting:

(1)	Election of Directors:

Name	Votes For	Votes Withheld
Paul Baszucki	10,095,222	1,086,923
Scott G. Christian	10,246,196	935,949
John R. Eickhoff	10,227,077	955,068
James E. Ousley	10,215,046	967,099
Frank P. Russomanno	10,226,409	955,736
Dr. Jagdish N. Sheth	10,192,192	989,953
Mercedes Walton	10,225,767	956,378

(2)	The shareholders approved an amendment to the Company’s 2000 Employee Stock Purchase Plan increasing the number of shares of common stock issuable thereunder from 1,800,000 to 2,300,000 shares. A total of 4,139,515 shares were voted for the amendment to this plan, 1,548,141 shares were voted against, and 23,036 abstained.

(3)	The shareholders approved the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal 2005. A total of 11,034,488 shares were voted for the appointment of Deloitte & Touche LLP, 107,656 shares were voted against and 40,001 abstained.

ITEM 5. OTHER INFORMATION

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10(a)	Third Amendment to Loan and Security Agreement, dated October 29, 2004, by and among the Company and Wells Fargo Foothill, Inc. [filed herewith]

10(b)	Fourth Amendment to Loan and Security Agreement, dated November 18, 2004, by and among the Company and Wells Fargo Foothill, Inc. [filed herewith]

31.1	Certification of Scott G. Christian, President and Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert J. Vold, Senior Vice President and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Scott G. Christian, President and Chief Executive Officer, and Robert J. Vold, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed three reports on Form 8-K during our fiscal second quarter ended October 30, 2004, as follows:

Date	Item Reported On
September 8, 2004	Item 12. On September 7, 2004, we announced our results of operations for our first quarter of fiscal 2005.

September 21, 2004	Item 5.02. On September 21, 2004, we announced the retirement of Constance M. Levi from Norstan’s board of directors at the annual meeting of shareholders.

October 18, 2004	Item 5.02 On October 18, 2004, we announced the appointment of Wayne Andrews to Norstan’s board of directors.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORSTAN, INC. Registrant
Date: December 14, 2004	By	/s/ Scott G. Christian
Scott G. Christian
Chief Executive Officer and President (Principal Executive Officer)

Date: December 14, 2004	By	/s/ Robert J. Vold
Robert J. Vold
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)